Form 10-Q
period 2003-06-28
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2003-08-12
CIK 1202273

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                        Commission file number 333-101117

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                         22-1957337
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

11000 N. IH-35, Austin, Texas                                    78753
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (512) 837-8810

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class of Common Stock                 Outstanding at June 28, 2003
       ---------------------                 ----------------------------
              $.001                               20,161,264 Shares

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets at June 28, 2003 (unaudited) and
                December 28, 2002                                                       1
             Consolidated Statements of Operations for the three and six months
                ended June 28, 2003 and June 29, 2002 (unaudited)                       3
             Consolidated Statements of Cash Flows for the six
                months ended June 28, 2003 and June 29, 2002 (unaudited)                4
             Notes to Consolidated Financial Statements                                 6
    Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  13
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                22
    Item 4.  Controls and Procedures                                                   31

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                                 32
    Item 6.  Exhibits and Reports on Form 8-K                                          32
    Signatures                                                                         33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 28,             DECEMBER 28,
                                                                                              2003                   2002
                                                                                          ------------           ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $ 20,010,160           $ 11,412,460
   Receivables, net of allowances of $323,679 at June 28, 2003 and $242,643 at
      December 28, 2002                                                                      4,899,201              1,639,120
   Inventories, net of reserves of $1,495,966 at June 28, 2003 and $818,816 at
      December 28, 2002                                                                     45,018,264             32,351,880
   Deferred tax assets                                                                          67,905                 67,905
   Prepaids and other current assets                                                         2,150,256              2,119,390
                                                                                          ------------           ------------
Total current assets                                                                        72,145,786             47,590,755

Property and equipment:
   Land and buildings                                                                       21,029,531             21,017,551
   Equipment, furniture, fixtures and autos                                                 10,117,486              9,270,340
   Leasehold improvements and construction in progress                                       7,921,515              7,015,985
                                                                                          ------------           ------------
                                                                                            39,068,532             37,303,876
   Less: accumulated depreciation and amortization                                          (3,685,549)            (1,258,676)
                                                                                          ------------           ------------
Net property and equipment                                                                  35,382,983             36,045,200

Goodwill                                                                                    34,995,233             34,948,016
Tradename                                                                                   11,158,000             11,158,000
Trademarks                                                                                  15,344,771             15,093,396

Customer database, net of accumulated amortization of $283,267 at
           June 28, 2003 and $94,422 at December 28, 2002                                    3,115,938              3,304,783
Deferred tax assets                                                                          4,274,161              4,274,161
Debt issuance costs                                                                          7,240,468              7,596,561
                                                                                          ------------           ------------
Total assets                                                                              $183,657,340           $160,010,872
                                                                                          ============           ============

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 28,             DECEMBER 28,
                                                                                              2003                   2002
                                                                                          ------------           ------------
                                                                                           (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $ 38,207,345           $ 17,822,015
   Accrued expenses and other current liabilities                                           13,738,460             12,822,302
   Lines of credit                                                                                   -                      -
                                                                                          ------------           ------------
Total current liabilities                                                                   51,945,805             30,644,317

Long-term debt, less current maturities                                                     76,386,700             75,380,045
Deferred rent                                                                                  798,247                513,324
                                                                                          ------------           ------------
Total liabilities                                                                          129,130,752            106,537,686

Stockholders' equity:
   Common stock -$.001 par value; 40,000,000 shares authorized; 20,161,264 and
      20,077,931 shares issued and outstanding at June 28, 2003 and December 28,
      2002, respectively                                                                        20,161                 20,078
   Restricted common stock units -$.001 par value; 755,935 and 839,268 shares
       issued and outstanding at June 28, 2003 and December 28, 2002, respectively                 756                    839
   Additional paid-in capital                                                               55,990,042             55,990,042
   Other comprehensive income                                                                   97,739                 48,148
   Accumulated deficit                                                                      (1,582,110)            (2,585,921)
                                                                                          ------------           ------------
Total stockholders' equity                                                                  54,526,588             53,473,186

                                                                                          ------------           ------------
Total liabilities and stockholders' equity                                                $183,657,340           $160,010,872
                                                                                          ============           ============

         See accompanying notes.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                 ---------------------------------    ----------------------------------
                                                   JUNE 28,            JUNE 29,         JUNE 28,             JUNE 29,
                                                     2003                2002             2003                 2002
                                                 (SUCCESSOR)         (PREDECESSOR)    (SUCCESSOR)          (PREDECESSOR)
                                                 ------------        -------------    -----------          -------------
Net revenues                                     $125,086,226        $117,616,105     $79,256,107          $ 70,155,932
Cost of products sold                              84,424,961          75,872,738      53,452,618            45,164,727
                                                 ------------        ------------     -----------          ------------
Gross profit                                       40,661,265          41,743,367      25,803,489            24,991,205

Selling, general and administrative                33,439,639          32,003,879      19,180,801            17,571,536
Store pre-opening expenses                            162,808              86,518         162,808                86,518
Amortization of deferred compensation                       -           1,114,444               -               968,597
                                                 ------------        ------------     -----------          ------------
Total operating expenses                           33,602,447          33,204,841      19,343,609            18,626,651

Operating income                                    7,058,818           8,538,526       6,459,880             6,364,554
                                                 ------------        ------------     -----------          ------------

Interest expense                                    5,451,022           3,121,676       2,812,526             1,532,720
Interest income                                       (21,627)           (200,879)        (14,150)              (88,467)
Other income                                          (47,591)         (2,301,620)        (41,898)              (75,381)
Other expense                                           4,043                   -           1,709                     -
Minority interest                                           -             624,853               -               401,445
                                                 ------------        ------------     -----------          ------------
Income before income taxes                          1,672,971           7,294,496       3,701,693             4,594,237

Income tax expense                                    669,160             457,830       1,480,479               340,882
                                                 ------------        ------------     -----------          ------------

Income from continuing operations                   1,003,811           6,836,666       2,221,214             4,253,355
                                                 ------------        ------------     -----------          ------------

Loss from discontinued operations, including
   loss on disposal of $274,777 for the six
   month period ended June 29, 2002                         -            (244,589)              -              (270,798)
                                                 ------------        ------------     -----------          ------------

Net income                                       $  1,003,811        $  6,592,077     $ 2,221,214          $  3,982,557
                                                 ============        ============     ===========          ============

         See accompanying notes.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                ------------------------------------
                                                                                  JUNE 28,               JUNE 29,
                                                                                    2003                   2002
                                                                                (SUCCESSOR)            (PREDECESSOR)
                                                                                -----------            -------------
OPERATING ACTIVITIES
Net income                                                                      $  1,003,811           $  6,592,077
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                2,421,441              2,762,294
       Amortization of intangible assets                                             188,845                 31,959
      Amortization of deferred compensation                                                -              1,114,444
      Amortization of debt issue costs and debt discount                           1,445,159              1,019,824
       Stock compensation to non-employee                                                  -                 19,127
       Minority interest                                                                   -                624,853
       Gainon sale of intellectual property                                                -             (2,215,735)
       Changes in operating assets and liabilities:
           Accounts receivable                                                    (3,260,081)            (2,953,768)
           Inventories                                                           (12,222,069)            (7,114,047)
           Prepaid and other assets                                                  (30,866)            (1,125,066)
           Accounts payable                                                       20,385,330              4,386,994
           Accrued expenses and other current liabilities                            603,658             (1,123,283)
           Deferred rent                                                             284,923                (76,512)
                                                                                ------------           ------------
Net cash provided by operating activities                                         10,820,151              1,943,161

INVESTING ACTIVITIES
Capital expenditures                                                              (1,758,141)            (1,033,534)
Proceeds from sale of intellectual property                                                -              3,313,022
Purchase of assets and other                                                        (430,407)                     -
                                                                                ------------           ------------
Net cash provided by (used in) investing activities                               (2,188,548)             2,279,488

FINANCING ACTIVITIES
Principal payments on lines of credit                                             (7,801,478)            (9,717,963)
Proceeds from lines of credit                                                      7,801,478              9,684,400
Principal payments on term note                                                            -             (8,916,671)
Dividends paid                                                                             -               (262,500)
Dividends paid to minority interest owners                                                 -             (3,237,500)
Proceeds from issuance of common stock                                               249,999                      -
Repurchase of restricted common stock units                                         (249,999)                     -
Debt issuance costs                                                                  (82,411)                     -
                                                                                ------------           ------------
Net cash used in financing activities                                                (82,411)           (12,450,234)

Effect of exchange rate changes on cash                                               48,508                100,919
                                                                                ------------           ------------
Change in cash and cash equivalents                                                8,597,700             (8,126,666)
Cash and cash equivalents, beginning of period                                    11,412,460             39,549,924
                                                                                ------------           ------------
Cash and cash equivalents, end of period                                        $ 20,010,160           $ 31,423,258
                                                                                ============           ============

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                           -------------------------------
                                                                             JUNE 28,          JUNE 29,
                                                                               2003              2002
                                                                           (SUCCESSOR)       (PREDECESSOR)
                                                                           -----------       -------------
Supplemental cash flow information:
   Interest payments                                                       $ 2,999,874        $ 2,193,164
   Tax payments                                                            $    84,537        $   200,391
   Amortization of discount on senior subordinated notes                             -        $   855,616
   Amortization of discount on senior secured notes                        $ 1,006,655                  -

         See accompanying notes.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Golfsmith is one of the largest, multi-channel, specialty retailers of golf equipment and related accessories in the industry and is an established designer and marketer of golf equipment. Golfsmith offers equipment from leading manufacturers, including Callaway(R) Cobra(R), FootJoy(R), Nike(R), Ping(R), Taylor Made(R) and Titleist(R). In addition, Golfsmith offers its own proprietary brands, including Golfsmith(R), Lynx(R), Snake Eyes(R), Killer Bee(R) and Zevo (R). The Company markets its products through 28 superstores as well as through its direct-to-consumer channel, which includes its clubmaking and accessory catalogs and its Internet site. The Company also operates a clubmaker training program and is the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the renowned golf instructor, Harvey Penick.

Basis of Presentation and Change in Reporting Entity

The accompanying consolidated financial statements include the accounts of Golfsmith International Holdings, Inc. ("Holdings", the "Company", or "Successor") and its wholly owned subsidiary Golfsmith International, Inc. ("Golfsmith" or "Predecessor"). Holdings was formed on September 4, 2002 as a Delaware corporation to acquire all of the outstanding shares of common stock of Golfsmith. Holdings acquired Golfsmith on October 15, 2002 (See Note 2). Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary Golfsmith and did not have operations prior to the acquisition of Golfsmith; accordingly these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

For purposes of presentation, the accompanying statements of operations for the three and six months ended June 29, 2002 and cash flows for the six months ended June 29, 2002 reflect the operating results and cash flows of Golfsmith prior to its acquisition by Holdings on October 15, 2002. The accompanying statements of operations for the three and six months ended June 28, 2003 and cash flows for the six months ended June 28, 2003 reflects the sum of the consolidated operating results and cash flows of Golfsmith and Holdings.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 28, 2002 as filed in the Company's registration statement on Form S-4. The results of operations for the three and six month periods ended June 28, 2003 and June 29, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 28, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 28, 2002 as filed in the Company's registration statement on Form S-4.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company's future results of operations and financial position.

Revenue Subject to Seasonal Variations

The Company's business is highly seasonal, reflecting peak sales and earnings during the Father's Day and holiday seasons. A substantial portion of the Company's total revenues and an even larger portion of the Company's operating income occur in its second fiscal quarter. The results of these interim quarters may not be representative of the results for the full fiscal year.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The three month periods ended June 28, 2003 and June 29, 2002 both consist of thirteen weeks. The year to date periods ended June 28, 2003 and June 29, 2002 both consist of twenty-six weeks.

Store Pre-Opening and Closing Expenses

Costs associated with the opening of a new store are expensed as incurred. When the Company decides to close a store, the Company recognizes an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require the Company to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

In December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting For Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FASB No. 123 on reported net income.

In June 2003, the Company issued 1,840,500 options to purchase common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan. The options were issued with an exercise price of $3.00 per share and have a ten year term.

The following table illustrates the effect on net income, if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                          SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                   ------------------------------    ------------------------------
                                                                   JUNE 28, 2003    JUNE 29, 2002    JUNE 28, 2003    JUNE 29, 2002
                                                                    (SUCCESSOR)     (PREDECESSOR)     (SUCCESSOR)     (PREDECESSOR)
                                                                   -------------    -------------    -------------    -------------
Net income - as reported                                            $ 1,003,811      $ 6,592,077      $ 2,221,214      $ 3,982,557
Total stock-based compensation cost, net of related tax effects
    included in the determination of net income as reported                   -        1,114,444                -          968,597
The stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income if the fair value based method
    had been applied to all awards                                       (7,948)      (1,203,842)          (7,948)        (959,812)
                                                                    -----------      -----------      -----------      -----------
Pro forma net income                                                $   995,863      $ 6,502,679      $ 2,213,266      $ 3,991,342
                                                                    ===========      ===========      ===========      ===========

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

2. BUSINESS COMBINATIONS

On October 15, 2002, the Company acquired all issued and outstanding shares of Golfsmith. The total purchase price was $121.0 million including related acquisition costs of $6.7 million. Atlantic Equity Partners III, L.P., the Company's majority stockholder, acquires profitable companies that it believes to be leaders in their respective markets and that it believes will increase in value over time. The Company believed that Golfsmith satisfied these criteria based on its profitable business, its investment in infrastructure to support additional growth, and its private label brands. The Company believed that these attributes would allow Golfsmith opportunities to increase in value, and therefore justified the purchase price that exceeded the fair market value of the assets.

In conjunction with the acquisition of Golfsmith, the Company issued 20,077,931 shares of common stock and 839,268 restricted stock units to investors for approximately $62.8 million, excluding related issuance costs. Golfsmith International, Inc., being the surviving wholly owned subsidiary of the Company, issued Senior Secured Notes at a 20% discount off of face value for consideration of $75.0 million. The proceeds from the issuance of common and restricted stock units and the new Senior Secured Notes were utilized to fund the acquisition of Golfsmith.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition as determined by an independent valuation obtained by the Company. Such allocation resulted in goodwill of $34.9 million. Goodwill is assigned at the enterprise level and is deductible for income tax purposes.

The consolidated financial statements have been prepared giving effect to the recapitalization of the Company in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions, as a partial purchase. Under EITF 88-16, the Company was revalued at the merger date to fair value to the extent of the majority stockholder's 79.7% controlling interest in the Company. The remaining 20.3% is accounted for at the continuing stockholders' carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder's 79.7% ownership.

Contingent consideration of $6,250,000 has been placed in an escrow account by the selling stockholders to secure certain indemnification obligations of the sellers. In accordance with the merger agreement, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to the Company based on the post-merger review of Golfsmith's working capital. This amount was paid out of the escrow account on June 20, 2003. The Company has adjusted the purchase price allocation accordingly. On April 15, 2004, any remaining escrow funds will be dispersed. Concurrent with the acquisition, Golfsmith changed status from a Subchapter S Corporation to a C Corporation that is subject to federal income taxes.

3. ASSET ACQUISITION

On May 22, 2003, the Company acquired the assets and technology of Zevo Golf Co., Inc. ("Zevo"). The total purchase consideration has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. As a result of the acquisition, Golfsmith has obtained additional technology through the patented "PreLoaded" technology for drivers and "Flying Buttress" design for irons as well as an additional proprietary label.

4. INTANGIBLE ASSETS

In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") was issued. SFAS 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted SFAS 142. As a result, the Company no longer amortizes its acquired trademarks, thereby eliminating estimated amortization of approximately $41,000 and $74,000, respectively, for the three and six months ended June 29, 2002.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

Intangible assets with definite lives

Following is a summary of the Company's intangible assets that are subject to amortization:

                                                      GROSS CARRYING       ACCUMULATED      NET CARRYING
                                                          AMOUNT          AMORTIZATION         AMOUNT
                                                      --------------      ------------      ------------
Customer databases.................................     $ 3,399,205        $ (283,267)       $ 3,115,938

The net carrying amount of customer databases intangible assets relates solely to the merger transaction between Golfsmith and Holdings discussed in Note 2. Total amortization expense for the three and six months ended June 28, 2003 was $94,422 and $188,845, respectively, and is recorded in selling, general, and administration costs on the consolidated statement of operations.

5. GUARANTEES

Holdings fully and unconditionally guarantees both the Senior Secured Notes issued by Golfsmith in October 2002 and the Senior Credit Facility. The Senior Secured Notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the Senior Secured Notes at an annual interest rate of 8.375%. At June 28, 2003 there was no amounts outstanding on the Senior Credit Facility and $76.4 million outstanding on the Senior Secured Notes. Holdings' guarantee of Golfsmith's Senior Secured Notes and Senior Credit Facility is explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45 as it meets the definition of an intercompany guarantee.

The following represents certain stand-alone information for the six and three months ended June 28, 2003 for the issuer and certain guarantors of the Senior Secured Notes and the Senior Credit Facility:

                                                                   Golfsmith      Golfsmith
                                     Holdings      Golfsmith         Canada         Europe          Total
                                     --------    -------------    -----------    -----------    -------------
Assets......................         $     -     $ 179,732,155    $   744,404    $ 3,180,781    $ 183,657,340
Debt........................               -     $  76,386,700              -              -    $  76,386,700
Net revenues for the six
months ended June
28, 2003....................               -     $ 120,100,376    $ 1,866,070    $ 3,119,780    $ 125,086,226
Net income for the six
months ended June
28, 2003....................               -     $     265,833    $   446,881    $   291,097    $   1,003,811
Net revenues for the
three months ended
June 28, 2003...............               -     $  75,668,513    $ 1,320,641    $ 2,266,953    $  79,256,107
Net income for the
three months ended
June 28, 2003...............               -     $   1,521,305    $   350,039    $   349,870    $   2,221,214

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and six months ended June 28, 2003, no amounts have been accrued or paid relating to product warranties. The Company accrued approximately $0.3 million for product warranties during the three and six month period ended June 29, 2002.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are comprised of the following at June 28, 2003 and December 28, 2002, respectively:

                                       JUNE 28,       DECEMBER 28,
                                         2003             2002
                                     -----------      ------------
Salaries and benefits                $ 2,069,399      $ 2,206,568
Interest                               2,666,234        1,660,246
Allowance for returns reserve          1,156,056        1,098,029
Gift certificates                      3,317,866        3,785,669
Taxes                                  2,758,033        2,456,960
Other                                  1,770,872        1,614,830
                                     -----------      -----------
Total                                $13,738,460      $12,822,302
                                     ===========      ===========

7. DEFERRED STOCK COMPENSATION

Due to the decline in the market value of Golfsmith's common stock, the Board of Directors authorized Golfsmith to reprice stock options granted to employees and officers with exercise prices in excess of the fair market value on July 11, 2000. Stock options held by optionees other than non-employees, which were granted under the incentive stock plans and which had an exercise price greater than $4.00 per share, were amended to reduce their exercise price to $4.00 per share, which was the market value of Golfsmith's common stock on July 11, 2000. No other terms were changed. Options to purchase a total of 1,716,780 shares of common stock with a weighted average exercise price of $13.94 were repriced.

Under FASB Interpretation No. 44, these repriced options require variable accounting treatment until exercised or expired. Golfsmith recorded deferred compensation of $0 and $3,711,054 related to the repriced options during the six months ended June 28, 2003 and June 29, 2002, respectively. The deferred charge was being amortized over the average remaining life of the repriced options. For the three and six months ended June 29, 2002, Golfsmith recorded $968,597 and $1,114,444 to compensation expense related to these repriced options. As of December 28, 2002, there was no remaining deferred compensation relating to these repriced options as all remaining historical Golfsmith options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2.

8. STORE CLOSURE AND ASSET IMPAIRMENTS

During the three and six month period ended June 29, 2002, the Company closed one retail location due to poor operating performance and the lack of market penetration being derived from this store. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values and lease termination costs. These store closing expenses in fiscal 2002 are reported in discontinued operations under the accounting guidance of SFAF No. 144, Impairment of Long-Lived Assets. Amounts related to these closings from previously presented periods have been reclassified as discontinued operations in the income statement for the six months ended June 29, 2002. Revenues generated by this closed store during the three and six month period ended June 29, 2002 were $983,000 and $2.0 million, respectively. Cash flows used by this closed store during the three and six months ended June 29, 2002 were $348,000 and $383,000, respectively. All related assets and liabilities for this closed location have been eliminated from the consolidated balance sheet as the net assets were disposed of prior to December 28, 2002. There have been no store closures in fiscal 2003.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

9.  COMPREHENSIVE INCOME

The Company's comprehensive income is composed of net income and translation adjustments. The following table presents the calculation of comprehensive income (in thousands):

                                              SIX MONTHS ENDED                     THREE MONTHS ENDED
                                       --------------------------------------------------------------------
                                        June 28,            June 29,         June 28,           June 29,
                                          2003                2002             2003               2002
                                       (Successor)       (Predecessor)      (Successor)       (Predecessor)
                                       -----------       -------------      -----------       -------------
Net income......................       $ 1,003,811        $ 6,592,077       $ 2,221,214        $ 3,982,557
Translation adjustments.........            49,592            102,571            59,865            128,471
                                       -----------        -----------       -----------        -----------
Total comprehensive income......       $ 1,053,403        $ 6,694,648       $ 2,281,079        $ 4,111,028
                                       ===========        ===========       ===========        ===========

10. SALE OF LYNX JAPAN TRADEMARK

In March 2002, the Company sold rights to their trademarks for Lynx in Japan to a third party. The Company received proceeds of approximately $3.3 million, net of direct costs associated with the sale. The gain on the sale was approximately $2.2 million. The gain is recorded in other income in the statement of operations for the six months ended June 29, 2002.

11. INCOME TAXES

From commencement through October 15, 2002, Golfsmith and its subsidiaries had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders. Accordingly, no provision for U.S. federal income taxes was included in the financial statements. However, certain foreign and state taxes were incurred and were recorded as income tax expense for these periods. Concurrent with the merger transaction with Holdings (see Note 2) on October 15, 2002, Golfsmith's Subchapter S status was terminated and the Company became subject to corporate income taxes.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

Costs Associated with Exit or Disposal Activities

In June 2002 the FASB issued SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on the Company's financial statements.

Financial Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company to recognize an initial liability for the fair value of an obligation it assumes under a guarantee, as well as its ongoing obligation over the term of the guarantee. The offsetting entry of recognizing a liability depends on the circumstances in which the guarantee was issued. Additionally, FIN 45 elaborates on and clarifies existing disclosure requirements for most guarantees. The initial recognition provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of FIN 45's initial recognition and measurement provisions has not had a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been incorporated into the Company's disclosures of guarantees in its financial statements.

Consideration Received from a Vendor

In January 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16, Issue No. 1, states that cash consideration received

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 28, 2003

by a customer (or a reseller) from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue (or other income, as appropriate) when recognized in the customer's income statement, or (b) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement. The consensus on Issue 1 should be applied to fiscal periods beginning after December 15, 2002. Upon application of the consensus on Issue 1, income statements for prior periods presented should be reclassified to comply with that consensus, provided that the recasting of prior-period financial statements does not result in a change to net income of those prior periods. The adoption of Issue No. 02-16, Issue 1 did not have a material impact on the Company's financial statements and no prior period reclassifications were necessary.

Issue No. 02-16, Issue No. 2, states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, it should be recognized as the milestones are achieved. Issue 2 is effective for arrangements entered into after November 21, 2002. The adoption of Issue No. 02-16, Issue 2 did not have a material impact on the Company's financial statements.

13. RELATED PARTY TRANSACTIONS

In October 2002, the Company entered into an agreement with a majority stockholder whereby the Company pays a management fee expense of $600,000 per year to this majority stockholder of the Company. During the three and six months ended June 28, 2003, the Company paid $150,000 and $300,000, respectively, to this majority stockholder under this agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of June 28, 2003, the Company had no amounts payable to this majority stockholder.

14. SUBSEQUENT EVENTS

On July 24, 2003, $1,107,579 was paid to the Company from the selling stockholders escrow account (see Note 2) for the repayment of certain obligations owed by the selling stockholders that were paid by the Company. The remaining contingent consideration will be released from escrow on April 15, 2004 as discussed in Note 2.

On July 24, 2003, the Company acquired all issued and outstanding shares of Don Sherwood Golf and Tennis World ("Sherwood") for a total purchase price of approximately $8.8 million, excluding acquisition costs. Contingent consideration of $1.3 million has been placed in an escrow account by the Company to secure certain indemnification obligations of the selling shareholder. The escrow funds will be released on the earlier of one year from the acquisition date or 90 days after the Company's audited financial statements for fiscal 2003 are completed. The purchase price will be allocated to the assets acquired and liabilities assumed based on their respective fair values. Any excess purchase price over the net assets acquired will be allocated to cost in excess of acquired net assets.

In conjunction with the acquisition of Sherwood, the Company issued 1,433,333 shares of common stock to existing stockholders, including its majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund the acquisition of Sherwood.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Golfsmith International Holdings, Inc. became the parent company of Golfsmith International, Inc. on October 15, 2002 as a result of a purchase business combination, which we refer to as the merger. Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary Golfsmith and did not have assets or operations prior to its acquisition of Golfsmith. The following discussion and analysis of historical financial condition and results of operations is therefore based on the financial condition and results of operations of Golfsmith International, Inc. with respect to periods prior to the merger. The discussion for periods following the merger is based on the financial condition and results of operations of Golfsmith International Holdings, Inc.

         We sell brand name golf equipment from the industry's leading manufacturers including Callaway(R), FootJoy(R), Ping(R), Nike(R), Taylor Made(R) and Titleist(R) as well as our own proprietary brands, Golfsmith(R), Lynx(R), Snake Eyes(R), Killer Bee(R) and Zevo(R). We sell through multiple distribution channels consisting of:

     -   28 golf superstores;

     - regular mailings of our clubmakers' catalogs, which offer golf club components, and our accessory catalogs, which offer golf accessories, clothing and equipment; and

     -   golfsmith.com, our online e-commerce website.

         We also operate a clubmaker training program and are the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

         Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, reducing headcount, updating stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management.

         We recognize revenue for retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalog and e-commerce sales are recorded upon shipment of merchandise. Revenue from the Harvey Penick Golf Academy instructional school is recognized at the time the services are performed. Revenues from the sale of gift certificates are recorded upon the redemption of the gift certificate for the purchase of tangible products at the time the customer takes possession of the merchandise.

         Our business is highly seasonal with sales peaks during the Father's Day and Christmas Holiday seasons. A substantial portion of our net revenues and an even larger portion of our operating income occur in our second fiscal quarter. You should read the information set forth under "Additional Factors That May Affect Future Results" for discussion of the effects and risks of the seasonality of our business.

         Sales of our products are affected by increases and declines in the golf industry as a whole. Growth in the segments of the American population that include the group that generally plays the most rounds of golf and people in their 20's, the age when many people start playing golf, along with increased interest in golf by women, junior and minority golfers indicate that the golf industry will continue to grow in the next decade. These trends may however be offset by further declines in the U.S. economy and reductions in the discretionary consumer spending. We believe that since 1997, the worldwide premium golf club market has experienced little growth in dollar volume from year to year and that the number of rounds played has not increased since 1999. As sales of golf products increase and decrease in the industry as a whole, these fluctuations may impact our sales similarly.

         We capitalize inbound freight and vendor discount charges into inventory upon receipt of inventory. These costs are then subsequently included in cost of goods sold upon the sale of that inventory. Since some retailers exclude their costs from cost of goods sold, and instead include them in a line item like selling and administrative expenses, our gross margins may not be comparable to those of these other retailers.

         Our fiscal year ends on the last Saturday in December and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This will next occur in 2003. Fiscal year 2002 consisted of 52 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The fourth fiscal quarter of 2003 will consist of 14 weeks.

IMPACT OF MERGER

         On October 15, 2002, BGA Acquisition Corp., a wholly owned subsidiary of Golfsmith International Holdings, Inc., merged with and into Golfsmith International, Inc. We accounted for the merger under the purchase method of accounting for business combinations. In accordance with the purchase method of accounting, in connection with the merger, Holdings, our parent after the merger, allocated the excess purchase price over the value of our net assets between a write-up of certain of our assets, which reflect an adjustment to the fair values of these assets, and goodwill. The assets that have had their fair values adjusted include inventory, property and equipment, and certain intangible assets.

         As a result of applying the required purchase accounting rules, the financial statements of Golfsmith International Holdings, Inc. are significantly affected. The application of purchase accounting rules results in different accounting bases and hence financial information for the periods beginning on October 16, 2002. The term "successor" refers to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002. The term "predecessor" refers to Golfsmith International, Inc. prior to being acquired by Golfsmith International Holdings, Inc.

         Immediately prior to the merger, we repaid in full our 12% senior subordinated notes for $34.4 million and terminated our then existing revolving credit facility. Deferred debt financing costs of $1.6 million were written-off in connection with the termination of these agreements. We sold 8.375% Senior Secured Notes due 2009 with an aggregate principal amount at maturity of $93.75 million for gross proceeds of $75.0 million in a private placement offering to finance part of the cash portion of the merger consideration, and entered into a new senior credit facility to fund our future working capital requirements and for general corporate purposes as described below.

         As a result of the merger and the offering of the senior secured notes, we currently have total debt in amounts substantially greater than historical levels. This amount of debt and associated debt service costs will lower our net income and cash provided by operating activities and will limit our ability to obtain additional debt financing, fund capital expenditures or operating requirements, open new or retrofit existing stores, and make acquisitions.

         Historically, we operated as a Subchapter S corporation under the Internal Revenue Code. Consequently, we were not generally subject to federal income taxes because our stockholders included our income in their personal income tax returns. Simultaneously with the completion of the merger, we converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. This conversion will lower our future net income and cash provided by operating activities.

         In connection with the merger, all stock options held by our employees vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units. As a result, we incurred a non-cash compensation charge of $4.6 million which was equal to the difference between the market value of our common stock and the exercise price of these options at that vesting date. Total non-cash compensation expense for the year ended December 28, 2002 and the six months ended June 28, 2003 was $6.0 million and $0, respectively. As all options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units concurrent with the merger, there is no future amortization expense associated with these pre-merger options. For further information about our stock-based compensation, see Note 1 and Note 6 to our unaudited consolidated financial statements included in Item 1, "Financial Statements," in this quarterly report.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         Inventory Valuation

         Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Reserves are booked on a monthly basis at 0.5% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Historical shrinkage experience has been within this range. In fiscal 2002, inventory shrinkage was 0.53% of net revenues. Based on our current trends through the six months ended June 28, 2003, we do not expect the inventory shrinkage as a percentage of net revenues to exceed fiscal 2002 levels.

         Long-lived Assets, Including Goodwill and Identifiable Intangible
Assets

         We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill based on our projection of estimated future discounted cash flows annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. We evaluate the impairment of the book value of our long-lived assets including intangible assets subject to amortization in accordance with SFAS No. 144, Impairment of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, based on our projection of estimated future undiscounted cash flows annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a discount rate determined to be commensurate with the risk inherent in our current business model. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we determined that our recorded trademarks have indefinite useful lives and therefore are not amortized.

         Product Return Reserves

         We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates could adversely affect our operating results. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves on a monthly basis at 2% to 7% of net revenues depending on the distribution channel in which the sales occur. We routinely compare actual experience to current reserves and make any necessary adjustments.

         Deferred Catalog Expenses

         Prepaid catalog expenses consist of third party incremental costs, including primarily paper, printing, postage and mailing costs. We capitalize these costs as prepaid catalog expenses and amortize them over their expected period of future revenues. We base our estimates of expected future revenue streams upon our historical results. If the carrying amount is in excess of the estimated probable remaining future revenues, we expense the excess in the reporting period.

         Self-Insured Liabilities

         We are primarily self-insured for employee health benefits. We record our self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

         Store Closure Costs

         When we decide to close a store, we recognize an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

         We closed two stores in fiscal 2000, one store in fiscal 2001, two stores in fiscal 2002, and one store in the six months ended June 29, 2002. We did not close any stores in the six months ended June 28, 2003. These stores were selected for closure by evaluating the historical and projected financial performance of all of our stores in accordance with our store strategy. In each case, the stores that have been closed were the only Golfsmith store in that market and were substantially larger in size than our current store prototype. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Costs Associated with Exit or Disposal Activities

In June 2002 the FASB issued SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on our financial statements.

Financial Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company to recognize an initial liability for the fair value of an obligation it assumes under a guarantee, as well as its ongoing obligation over the term of the guarantee. The offsetting entry of recognizing a liability depends on the circumstances in which the guarantee was issued. Additionally, FIN 45 elaborates on and clarifies existing disclosure requirements for most guarantees. The initial recognition provisions of FIN 45 apply to guarantees issued or modified after December 31, 2002. The adoption of FIN 45's initial recognition and measurement provisions has not had a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been incorporated into our disclosures of guarantees in our financial statements included in Item 1, "Financial Statements," in this quarterly report.

Consideration Received from a Vendor

In January 2003, the Emerging Issues Task Force ("EITF") issued Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 1 of Issue No. 02-16 states that cash consideration received by a customer (or a reseller) from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. However, that presumption is overcome when the consideration is either (a) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue (or other income, as appropriate) when recognized in the customer's income statement, or (b) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement. The consensus on Issue 1 should be applied to fiscal periods beginning after December 15, 2002. Upon application of the consensus on Issue 1, income statements for prior periods presented should be reclassified to comply with that consensus, provided that the recasting of prior-period financial statements does not result in a change to net income of those prior periods. The adoption of Issue No. 02-16, Issue 1 did not have a material impact on our financial statements and no prior period reclassifications were necessary.

Issue No. 2 of Issue No. 02-16 states that a rebate or refund of a specified amount of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund provided the amounts are probable and reasonably estimable. If the rebate or refund is not probable and reasonably estimable, it should be recognized as the milestones are achieved. Issue 2 is effective for arrangements entered into after November 21, 2002. The adoption of Issue No. 02-16, Issue 2 did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 2003 (SUCCESSOR) COMPARED TO THREE MONTHS ENDED JUNE 29, 2002 (PREDECESSOR)

         We had net revenues of $79.3 million, operating income of $6.5 million and net income of $2.2 million in the three months ended June 28, 2003 compared to net revenues of $70.2 million, operating income of $6.4 million and net income of $4.0 million in the three months ended June 29, 2002.

         The $9.1 million increase in net revenues from the three months ended June 29, 2002 to the three months ended June 28, 2003 was comprised of a $3.4 million increase, or 8.4%, in comparable store revenues, a $4.5 million increase in revenue generated by five retail stores that were opened subsequent to June 29, 2002, a $0.9 million increase in revenues in our direct to consumer channel, and a $0.3 million increase in international revenues.

         For the three months ended June 28, 2003, gross profit was $25.8 million, or 32.6% of net revenues, compared to $25.0 million, or 35.6% of net revenues, for the three months ended June 29, 2002. Increased net revenues in the three months ended June 28, 2003 compared to the three months ended June 29, 2002 led to slightly higher gross profits for the quarter. The decline in gross profit percentage resulted principally from higher sales in lower margin merchandise categories such as equipment. Additionally, in the three month period ended June 28, 2003, we incurred approximately $0.2 million of costs included in cost of goods sold resulting from the fair value adjustment made to inventory as part of the merger transaction in October 2002.

         Selling, general and administrative expenses increased $1.6 million to $19.2 million for the three months ended June 28, 2003 from $17.6 million for the three months ended June 29, 2002. We had five additional retail stores in operation during the three months ended June 28, 2003 compared to the three months ended June 29, 2002, resulting in an increase in selling, general and administrative expenses of $0.9 million. We also incurred increased costs relating to and resulting from the merger transaction on October 15, 2002, including a $0.2 million increase in depreciation and amortization resulting from the fair value adjustments made as part of the merger transaction. Additionally, we incurred increased expenses of $0.5 million related to professional fees associated with our filings with the Securities and Exchange Commission and the redesign of our website.

         During the three months ended June 28, 2003, we incurred approximately $0.2 million in pre-opening expenses related to the opening of two new retail locations during the second quarter of fiscal 2003. During the three months ended June 29, 2002, we incurred approximately $0.1 million in pre-opening expenses related to the opening of one new retail location during the second quarter of fiscal 2002. Costs associated with the opening of a new store are expensed as incurred.

         Amortization of deferred compensation was approximately $1.0 million for the three months ended June 29, 2002. Deferred compensation is related to the accounting for stock options under variable plan accounting guidance. These non-cash charges did not exist in the three months ended June 28, 2003 due to all remaining outstanding options becoming vested and being either canceled in exchange for the right to receive cash or surrendered in exchange for stock units on the merger date of October 15, 2002. See "--Impact of Merger" for further discussion.

         For the three months ended June 29, 2002, interest expense consisted of costs related to our 12% senior subordinated notes, a mortgage note and a bank line of credit. Immediately prior to the merger in October 2002, we repaid our senior subordinated notes and other pre-existing debt and a new line of credit was put in place. Interest expense was $2.8 million and $1.5 million in the three months ended June 28, 2003 and June 29, 2002, respectively. Interest expense increased as debt balances during the three months ended June 28, 2003 were almost three times higher than during the three months ended June 29, 2002. Approximately $0.2 million of amortization of debt issuance costs resulting from the new senior secured notes during the three months ended June 28, 2003 as compared to approximately $0.1 million of amortization of debt issuance costs related to the senior subordinated notes during the three months ended June 29, 2002 also contributed to the increase in interest expense. For further discussion see "--Liquidity and Capital Resources--Senior Secured Notes" and "--Liquidity and Capital Resources--Credit Facility" below. Interest income was approximately $14,000 and $88,000 in the three months ended June 28, 2003 and June 29, 2002, respectively. The decrease in interest income was the result of overall lower cash and cash equivalent balances combined with lower interest rates.

         Other income, net of other expenses was approximately $40,000 for the three months ended June 28, 2003, compared to other income, net of other expenses of $75,000 for the three months ended June 29, 2002. The decrease is attributable to the difference in the exchange rate variance for the two periods.

         We recognized a loss of $0.3 million in the three months ended June 29, 2002 from discontinued operations related to the operations and final closing costs associated with closing one retail location during the three months ended June 29, 2002 due to poor operating performance and the lack of market penetration being derived from this single-store market. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded a loss on the disposal of these assets in the three months ended June 29, 2002 of $0.3 million which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location have been eliminated from each of the consolidated balance sheets presented in this quarterly report.

         Minority interest expense during the three months ended June 29, 2002 of $0.4 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, Golfsmith repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in the recording of negative goodwill during the fourth quarter of fiscal 2002.

         Historically, we elected to be treated as a Subchapter S Corporation under the Internal Revenue Code. Consequently, we were not generally subject to federal income taxes because our stockholders included our income in their personal income tax returns. Concurrently with the completion of the merger, we converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. For the three months ended June 28, 2003, our income tax expense was $1.5 million, compared to income tax expense of $0.3 million for the three months ended June 29, 2002 which related to our European and Canadian operations as well as certain state income taxes.

SIX MONTHS ENDED JUNE 28, 2003 (SUCCESSOR) COMPARED TO SIX MONTHS ENDED JUNE 29, 2002 (PREDECESSOR)

         We had net revenues of $125.1 million, operating income of $7.1 million and net income of $1.0 million in the six months ended June 28, 2003 compared to net revenues of $117.6 million, operating income of $8.5 million and net income of $6.6 million in the six months ended June 29, 2002.

         The $7.5 million increase in net revenues from the six months ended June 29, 2002 to the six months ended June 28, 2003 was comprised of a $2.8 million increase, or 4.4%, in comparable store revenues, a $6.3 million increase in revenues generated by five retail stores that were opened subsequent to June 29, 2002, and a $0.1 million increase in international revenues. These revenue increases were partially offset by a decline of $1.7 million in revenues in our direct to consumer channel.

         For the six months ended June 28, 2003, gross profit was $40.7 million, or 32.5% of net revenues, compared to $41.7 million, or 35.5% of net revenues, for the six months ended June 29, 2002. The decline in gross profit was largely the result of higher sales in lower margin merchandise categories such as equipment. Additional declines in gross profit were realized as a result of multiple sales promotions that occurred during the six months ended June 28, 2003. Additionally, in the six month period ended June 28, 2003, we incurred approximately $0.4 million of costs included in cost of goods sold resulting from the fair value adjustment made to inventory as part of the merger transaction in October 2002.

         Selling, general and administrative expenses increased $1.4 million to $33.4 million for the six months ended June 28, 2003 from $32.0 million for the six months ended June 29, 2002. We had five additional retail stores in operation during the six months ended June 28, 2003 compared to the six months ended June 29, 2002, resulting in an increase in selling, general and administrative expenses of $0.3 million. We also incurred increased costs relating to and resulting from the merger transaction on October 15, 2002, including a $0.5 million increase in depreciation and amortization resulting from the fair value adjustments made as part of the merger transaction. Additionally, we incurred increased expenses of $0.6 million related to professional fees associated with our filings with the Securities and Exchange Commission and the redesign of our website.

         During the six months ended June 28, 2003, we incurred approximately $0.2 million in pre-opening expenses related to the opening of two new retail locations during the second quarter of fiscal 2003. During the six months ended June 29, 2002, we incurred approximately $0.1 million in pre-opening expenses related to the opening of one new retail location during the second quarter of fiscal 2002. Costs associated with the opening of a new store are expensed as incurred.

         Amortization of deferred compensation was approximately $1.1 million for the six months ended June 29, 2002. Deferred compensation is related to the accounting for stock options under variable plan accounting guidance. These non-cash charges did not exist in the six months ended June 28, 2003 due to all remaining outstanding options becoming vested and being either canceled in exchange for the right to receive cash or surrendered in exchange for stock units on the merger date of October 15, 2002. See "--Impact of Merger" for further discussion.

         For the six months ended June 29, 2002, interest expense consisted of costs related to our 12% senior subordinated notes, a mortgage note and a bank line of credit. Immediately prior to the merger in October 2002, we repaid our senior subordinated notes and other pre-existing debt and a new line of credit was put in place. Interest expense was $5.5 million and $3.1 million in the six months ended June 28, 2003 and June 29, 2002, respectively. Interest expense increased as debt balances during the six months ended June 28, 2003 were almost three times higher than during the six months ended June 29, 2002. Approximately $0.4 million of amortization of debt issuance costs resulting from the new senior secured notes during the six months ended June 28, 2003 as compared to approximately $0.2 million of amortization of debt issuance costs related to the senior subordinated notes during the six months ended June 29, 2002 also contributed to the increase in interest expense. For further discussion see "--Liquidity and Capital Resources--Senior Secured Notes" and "--Liquidity and Capital Resources--Credit Facility" below. Interest income was approximately $22,000 and $0.2 million in the six months ended June 28, 2003 and June 29, 2002, respectively. The decrease in interest income was the result of overall lower cash and cash equivalent balances combined with lower interest rates.

         Other income, net of other expenses was approximately $44,000 for the six months ended June 28, 2003, compared to other income, net of other expenses of $2.3 million for the six months ended June 29, 2002. The decrease was due to a gain on the sale of assets during the first quarter of 2002. In March 2002, we sold the rights to certain intellectual property for gross proceeds of $3.3 million, resulting in a $2.2 million gain.

         We recognized a loss of $0.2 million in the six months ended June 29, 2002 from discontinued operations related to the operations and final closing costs associated with closing one retail location during the three months ended June 29, 2002 due to poor operating performance and the lack of market penetration being derived from this single-store market. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded a loss on the disposal of these assets in the six months ended June 29, 2002 of $0.3 million which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location has been eliminated from each of the consolidated balance sheets presented in this quarterly report.

         Minority interest expense during the six months ended June 29, 2002 of $0.6 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, Golfsmith repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in the recording of negative goodwill during the fourth quarter of fiscal 2002.

         Historically, we elected to be treated as a Subchapter S Corporation under the Internal Revenue Code. Consequently, we were not generally subject to federal income taxes because our stockholders included our income in their personal income tax returns. Concurrently with the completion of the merger, we converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. For the six months ended June 28, 2003, our income tax expense was $0.7 million, compared to income tax expense of $0.5 million for the six months ended June 29, 2002 which related to our European and Canadian operations as well as certain state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         As of June 28, 2003 we had $20.0 million in cash and cash equivalents and outstanding debt obligations of $76.4 million.

         Operating activities

         Net cash provided by operating activities was $10.8 million for the six months ended June 28, 2003, compared to $1.9 million net cash used in operating activities for the six months ended June 29, 2002. The increase in net cash provided by operations during the six months ended June 28, 2003 as compared to the six months ended June 29, 2002 is primarily attributable to the increase of accounts payable to $20.4 million in the six months ended June 28, 2003 as compared to $4.4 million in the six months ended June 29, 2002. This increase in accounts payable resulted from extended payment terms from vendors as well as having five more store locations during the second quarter of 2003 than the second quarter of 2002, which required higher inventory levels. This increase was partially offset by a decrease in net income for the six months ended June 28, 2003 to $1.0 million as compared to $6.6 million for the six months ended June 29, 2002 and by an increase in cash used to purchase inventory from $7.1 million for the six months ended June 29, 2002 to $12.2 million for the six months ended June 28, 2003. This increase in cash used for inventory relates largely to having five additional stores during the second quarter of 2003 and an overall lower inventory balance at December 28, 2002 as compared to December 29, 2001 due to continued improvement in inventory management. In addition, in the six months ended June 29, 2002, we recognized a gain on the sale of certain intellectual property of $2.2 million, reducing cash provided by operations.

         Investing activities

         Net cash used in investing activities was $2.2 million for the six months ended June 28, 2003, compared to net cash provided by investing activities of $2.3 million for the six months ended June 29, 2002.

         Net cash used in investing activities for the six months ended June 28, 2003 of $2.2 million was the result of capital expenditures of $1.8 million and $0.4 million relating to asset purchases. For the six months ended June 28, 2003, capital expenditures were comprised of $1.4 million for new and existing stores and $0.4 million for corporate projects.

         Net cash provided by investing activities for the six months ended June 29, 2002 of $2.3 million was the result of proceeds from the sale of certain intellectual property of $3.3 million, which was partially offset by $1.0 million in capital expenditures. For the six months ended June 29, 2002, capital expenditures were comprised of $0.4 million for new and existing stores and $0.6 million for corporate projects.

         Financing activities

         Net cash used in financing activities was $0.1 million for the six months ended June 28, 2003, compared to net cash used in financing activities of $12.5 million for the six months ended June 29, 2002.

         Net cash used in financing activities for the six months ended June 28, 2003 of $0.1 million was comprised of various debt issuance costs associated with the issuance of our senior secured notes. Our borrowings of $7.8 million under our senior credit facility were repaid in full during the period.

         For the six months ended June 29, 2002, net cash used in financing activities of $12.5 million was comprised of principal payments on long-term debt of $8.9 million, principal payments on lines of credit of $0.1 million, net of borrowings, and $3.5 million in dividends paid.

SENIOR SECURED NOTES

         On October 15, 2002, we completed a private placement of $93.75 million aggregate principal amount at maturity of our 8.375% senior secured notes due 2009, for gross proceeds of $75.0 million. As a result of the covenants in the indenture governing the senior secured notes, our ability to borrow under our revolving credit facility is restricted to a maximum of $12.5 million and the payments of dividends or repurchases of stock are limited. The proceeds from the sale of the senior secured notes were used by us to pay a portion of the cash portion of the merger consideration and for fees and expenses of the offering and merger.

         As a result of the merger and the offering of the senior secured notes, we currently have total debt in amounts substantially greater than historical levels. This amount of debt and associated debt service costs could lower our net income and cash provided by operating activities and will limit our ability to obtain additional debt financing, fund capital expenditures or operating requirements, open new or retrofit existing stores, and make acquisitions.

CREDIT FACILITY

         Historically, our principal sources of liquidity have consisted of cash from operations and financing sources. In fiscal 2000, we entered into a credit facility providing for term loan borrowings of $15.0 million and revolver borrowings up to $40.0 million, subject to certain limitations. The term loan was secured by a pledge of the company's land and buildings. The revolver was secured by a pledge of our inventory, receivables, and certain other assets, and was repaid and re-borrowed from time to time until such maturity date subject to the satisfaction of certain conditions. This credit facility was repaid in full and terminated in connection with the merger. In fiscal 1998, we issued in a private placement $30.0 million of our 12% senior subordinated notes and partnership interests that could have been converted into warrants to purchase shares of our common stock under certain circumstances. We also repaid in full the 12% senior subordinated notes in connection with the merger.

         Concurrently with the merger, we entered into a new revolving credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. The credit agreement is secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same day funding, and letter of credit availability, and contains maximum leverage and minimum earnings covenants. As of June 28, 2003, we had no borrowings outstanding under the credit agreement.

         Borrowings under the credit agreement are expected to increase as working capital increases in anticipation of the important selling period in advance of the Christmas holiday, and then decline following this period. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the credit agreement may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms. Our ability to borrow under our credit agreement is limited in some circumstances.

CAPITAL EXPENDITURES

         Subject to our ability to generate sufficient cash flow, we currently plan to spend $5.0 million to $7.0 million to open additional stores and/or retrofit existing stores in fiscal 2003. However, to the extent that we use capital for acquisitions, our budget for store openings and retrofittings will be reduced. Typically, we estimate that we incur $0.6 million in net working capital costs and $0.6 million in capital expenditures in connection with the opening of a new store. These amounts are estimates and actual store opening costs may vary.

CONTRACTUAL OBLIGATIONS

         Our future contractual obligations related to long-term debt and noncancellable operating leases at June 28, 2003 are as follows:

                                        PAYMENTS DUE BY PERIOD
                                        ----------------------
                                        LESS THAN                             AFTER 5
 CONTRACTUAL OBLIGATIONS      TOTAL       1 YEAR     1-3 YEARS   4-5 YEARS     YEARS
--------------------------  ----------  ----------  -----------  ----------  ----------
                                                 (IN THOUSANDS)
Long-term debt............  $   93,750  $       --  $        --  $   18,750  $   75,000
Operating leases..........  $   90,602  $    9,791  $    20,198  $   19,139  $   41,474
                            ----------  ----------  -----------  ----------  ----------
TOTAL.....................  $  184,352  $    9,791  $    20,198  $   37,889  $  116,474
                            ==========  ==========  ===========  ==========  ==========

         We expect that our principal uses of cash for the next several years will be interest payments on our senior secured notes and the senior credit facility, capital expenditures, primarily for new store openings, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing our senior secured notes) and working capital requirements. Additionally, subsequent to fiscal 2003, we will be required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. We believe that cash from operations will be sufficient to meet our expected debt service requirements, planned capital expenditures, and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations be insufficient. Net cash provided by operations of $10.8 million during the six months ended June 28, 2003 was largely a result of increased accounts payable resulting from extended payment terms from vendors as well as certain large purchases with specific vendors during the six months ended June 28, 2003. We believe that the financial support of our principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under "Additional Factors That May Affect Future Results" for a discussion of the risks affecting our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

         Interest Rate Risk

         The interest payable on our existing credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If we draw the maximum available under the credit facility of $9.5 million and interest rates on existing variable rate debt rose to greater than 15.25%, our results from operations and cash flows may be materially affected. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         Foreign Currency Risks

         We purchase a significant amount of products from outside of the U.S. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

         We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which exposes us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position.

                           FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store retrofits and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

         Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth under "Additional Factors That May Affect Future Results" and the following:

         -     the continued popularity of golf and golf-related products;

         - our ability to borrow funds to expand our business or compete effectively;

         - economic conditions and their effect on discretionary spending by consumers;

         - our ability and our suppliers' ability to develop and introduce new products;

         -     new competitors entering the market;

         - the diversion of our limited capital resources away from other areas when we open new superstores and the profitability of new superstores that we may open;

         -     our expansion in new and existing markets;

         - our ability to accurately predict our sales during our peak seasons;

         -     the impact of standards developed by golf associations;

         - our ability to maintain or negotiate new leases for our superstores;

         -     fluctuations in comparable store sales;

         -     our ability to achieve adequate response rates to our catalogs;

         -     our ability to attract and retain quality employees;

         -     the continued service of our key executive officers;

         -     being controlled by our principal stockholder;

         - our ability to enforce our intellectual property rights and defend infringement claims;

         -     the operation of our management information systems;

         -     our dependence on our Austin call center and distribution center;

         - interruptions in the supply of the products we sell, including at the port in Long Beach, California;

         -     claims against us from users of our products;

         -     fluctuations in the costs of mailing, paper and printing;

         -     interruptions in the operations of our delivery service;

         - the impact of state tax regulations and regulation of the Internet;

         -     changing preferences of our customers;

         -     potential environmental liabilities;

         -     increased traffic and possible security breaches on our website;
               and

         - our ability to successfully integrate any businesses we acquire, including Don Sherwood Golf and Tennis World.

         We believe the forward-looking statements in this document are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to updated publicly any of them in light of new information or future events.

                ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR SUCCESS DEPENDS ON THE CONTINUED POPULARITY OF GOLF AND THE GROWTH OF THE MARKET FOR GOLF-RELATED PRODUCTS. IF GOLF DECLINES IN POPULARITY, OUR SALES COULD MATERIALLY DECLINE.

         We generate substantially all of our net revenues from the sale of golf-related equipment and accessories. The demand for our golf products is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the Professional Golfers Association, also affects the sales of our golf equipment and golf-related apparel. We depend on the exposure of our brands to increase brand recognition and reinforce the quality of our products. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales.

         In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played in 1999, 2000, 2001 and 2002. In fact, the number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy. In addition, the number of rounds played year-to-date through May of 2003 have dropped 2.7%. Furthermore, we believe that since 1997, the overall worldwide premium golf club market has experienced little growth in dollar volume from year to year. We can not assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

WE MAY NOT BE ABLE TO BORROW ADDITIONAL FUNDS, IF NEEDED, TO EXPAND OUR BUSINESS OR COMPETE EFFECTIVELY AND, AS A RESULT, OUR NET REVENUES AND PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED.

         The indenture and our senior credit facility limit almost completely our ability to borrow additional funds. We believe that the terms of the liens securing our senior credit facility and the notes effectively preclude us from borrowing additional funds, other than under our new senior credit facility. As a result, to the extent that we do not have borrowing availability under our senior credit facility, we will have to fund our operations, including new store openings and capital expenditures as well as any future acquisitions, with cash flow from operations. If we do not generate sufficient cash flow from our operations to fund these expenditures, we may not be able to compete effectively and our sales and profitability would likely be materially adversely affected.

A REDUCTION IN DISCRETIONARY CONSUMER SPENDING COULD REDUCE SALES OF OUR
PRODUCTS.

         Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, and consumer confidence in future economic conditions. Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending could lead to reduced sales of our products. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which our superstores operate. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits, which has adversely affected our net revenues. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

OUR SALES AND PROFITS MAY BE ADVERSELY AFFECTED IF WE AND OUR SUPPLIERS FAIL TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS.

         Our future success will depend, in part, upon our and our suppliers' continued ability to develop and introduce innovative products in the golf equipment market. The success of new products depends in part upon the various subjective preferences of golfers, including a golf club's look and "feel," and the level of acceptance that a golf club has among professional and recreational golfers. The subjective preferences of golf club purchasers are difficult to predict and may be subject to rapid and unanticipated changes. If we or our suppliers fail to successfully develop and introduce innovative products on a timely basis, then our sales and profits may suffer.

         In addition, if we or our suppliers introduce new golf clubs too rapidly, it could result in close-outs of existing inventories. Close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. These reduced margins and sales may adversely affect our results of operations.

OUR SALES AND PROFITABILITY MAY BE ADVERSELY AFFECTED IF NEW COMPETITORS ENTER THE GOLF PRODUCTS INDUSTRY.

         Increased competition in our markets due to the entry of new competitors, including companies which currently supply us with products that we sell, could reduce our net revenues. Our competitors currently include other specialty retailers, mass merchandise retailers, conventional sporting goods retailers, on-course pro shops, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional and specialty golf retailers are expanding more aggressively in marketing brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer than us and/or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Several of our key vendors have begun to operate retail stores or websites that sell directly to consumers and may compete with us and reduce our sales. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our profitability.

NEW SUPERSTORES THAT WE MAY OPEN MAY DIVERT OUR LIMITED CAPITAL RESOURCES AWAY FROM OTHER AREAS OF OUR BUSINESS AND MAY NOT BE PROFITABLE WHICH COULD ADVERSELY AFFECT THE PROFITABILITY OF OUR COMPANY AS A WHOLE.

         Our growth strategy involves opening additional superstores in new and existing markets. In the six-month period ended June 28, 2003, we opened two new stores, incurring $0.2 million in pre-opening expenses and $1.0 million in capital expenditures. We expect to open four additional stores during the remainder of fiscal 2003. Subject to our ability to generate sufficient cash flow, we currently plan to spend $5.0 million to $7.0 million to open additional stores and/or retrofit existing stores in fiscal 2003. However, to the extent that we use capital for acquisitions, our budget for store openings and retrofittings will be reduced. Typically, we estimate that we incur $0.6 million in net working capital costs and $0.6 million in capital expenditures in connection with the opening of a new store. These amounts are estimates and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing the notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

         Our ability to open new stores on a timely and profitable basis is subject to various contingencies, some of which are beyond our control. These contingencies include our ability to locate suitable store sites, negotiate acceptable lease terms, build-out or refurbish sites on a timely and cost-effective basis, hire, train and retain skilled managers and personnel, obtain adequate capital resources and successfully integrate new stores into existing operations. We can not assure you that our new stores will be a profitable deployment of our limited capital resources. If any of our new stores are not profitable, then the profitability of our company as a whole may be adversely affected.

OUR EXPANSION IN NEW AND EXISTING MARKETS, IF UNSUCCESSFUL, COULD CAUSE OUR NET REVENUES TO DECREASE.

         Our expansion in new and existing markets may present competitive, distribution, and merchandising challenges that differ from our current challenges, including competition among our stores clustered in a single market, diminished novelty of our store design and concept, added strain on our distribution center and management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these new challenges, our net revenues could decrease.

IF WE DO NOT ACCURATELY PREDICT OUR SALES DURING OUR PEAK SEASONS AND THEY ARE LOWER THAN WE EXPECT, OUR PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED.

         Our business is highly seasonal. Our sales during our second fiscal quarter of each year, which includes the Father's Day selling season, and the Christmas holiday selling season have historically contributed a disproportionate percentage of our net revenues and most of our net income for the entire year. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Father's Day and Christmas holiday selling seasons. We incur significant additional expenses leading up to and during our second fiscal quarter and the month of December in anticipation of higher sales in those periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. If our sales during our peak seasons are lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion. As a result, our profitability may be materially adversely affected.

IF THE PRODUCTS WE SELL DO NOT SATISFY THE STANDARDS OF THE UNITED STATES GOLF ASSOCIATION AND THE ROYAL AND ANCIENT GOLF CLUB OF ST. ANDREWS IN THE FUTURE, OUR NET REVENUES ATTRIBUTABLE TO THOSE PRODUCTS AND OUR PROFITABILITY MAY BE REDUCED.

         We and our suppliers generally seek to satisfy the standards established by the United States Golf Association and the Royal and Ancient Golf Club of St. Andrews in the design of golf clubs because these standards are generally followed by golfers within their respective geographic areas. We believe that all of the products we sell conform to these standards, except where expressly marketed as non-conforming. However, we cannot assure you that our products will satisfy these standards in the future or that the standards of these organizations will not be changed in a way that makes our products non-conforming. If our products that are intended to conform are determined to be non-conforming, our net revenue attributable to those products and, as a result, our profitability may be reduced.

WE LEASE MOST OF OUR SUPERSTORE LOCATIONS. IF WE ARE UNABLE TO MAINTAIN THOSE LEASES OR LOCATE ALTERNATIVE SITES FOR OUR SUPERSTORES ON TERMS THAT ARE ACCEPTABLE US, OUR NET REVENUES AND PROFITABILITY COULD BE REDUCED.

         We lease 27 of our 28 superstores. As of June 28, 2003, we operated one of our superstores under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

OUR COMPARABLE STORE SALES MAY FLUCTUATE, WHICH COULD NEGATIVELY IMPACT OUR FUTURE OPERATING PERFORMANCE.

         Our comparable store sales are affected by a variety of factors, including, among others:

         -     customer demand in different geographic regions;

         -     our ability to efficiently source and distribute products;

         -     changes in our product mix;

         -     promotional events;

         -     effects of competition;

         -     our ability to effectively execute our business strategy; and

         -     general economic conditions.

Our comparable store sales have fluctuated significantly in the past and we believe that such fluctuations may continue. Our historic results are not necessarily indicative of our future results, and we cannot assure you that our comparable store sales will not decrease again in the future. Any reduction in or failure to increase our comparable store sales could negatively impact our future operating performance.

IF WE FAIL TO ACCURATELY TARGET THE APPROPRIATE SEGMENT OF THE CONSUMER CATALOG MARKET OR IF WE FAIL TO ACHIEVE ADEQUATE RESPONSE RATES TO OUR CATALOGS, OUR RESULTS OF OPERATIONS MAY SUFFER.

         Our results of operations depend in part on the success of our catalog operations. We believe that the success of our catalog operations depends on our ability to:

         -     achieve adequate response rates to our mailings;

         - continue to offer a merchandise mix that is attractive to our mail order customers;

         -     cost-effectively add new customers;

         -     cost-effectively design and produce appealing catalogs; and

         - timely deliver products ordered through our catalogs to our customers.

We have historically experienced fluctuations in the response rates to our catalog mailings. If we fail to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our results of operations, perhaps materially.

IF WE ARE UNABLE TO MEET OUR LABOR NEEDS, OUR PERFORMANCE WILL SUFFER.

         Many of our employees are in entry-level or part-time positions that historically have high rates of turnover. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation, and wage inflation. If we cannot attract and retain quality employees, our performance will suffer and we may not be able to successfully execute our growth strategy.

IF WE LOSE THE SERVICES OF KEY MEMBERS OF OUR MANAGEMENT, WE MAY NOT BE ABLE TO MANAGE OUR OPERATIONS AND IMPLEMENT OUR GROWTH STRATEGY EFFECTIVELY.

         Our future success depends, in large part, on the continued service of Jim Thompson, our chief executive officer, and some of our other key executive officers and managers who possess significant expertise and knowledge of our business and markets. We do not maintain key person insurance on any of our officers or managers. Any loss or interruption of the services of these individuals could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find appropriate replacements for our key executives and managers should the need arise.

WE ARE CONTROLLED BY ONE STOCKHOLDER, WHICH MAY GIVE RISE TO A CONFLICT OF INTEREST.

         Atlantic Equity Partners III, L.P. owns approximately 79.7% of Holdings' common stock on a fully diluted basis. All of the stockholders of Holdings are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and Holdings and effectively has the power to approve any action requiring the approval of the holders of our or Holdings' stock, including adopting certain amendments to our or Holdings' certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III's ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us or Holdings and other matters.

IF WE ARE UNABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OR IF WE ARE ACCUSED OF INFRINGING ON A THIRD PARTY'S INTELLECTUAL PROPERTY RIGHTS, OUR NET REVENUES AND PROFITS MAY DECLINE.

         We currently hold a substantial number of industrial designs, and trademarks. The exclusive right to use these designs and trademarks has helped establish our market share. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors' products and retain our market share. In addition, our proprietary products generate substantially higher margins than products we sell that are produced by other manufacturers. If we are unable to effectively protect our proprietary rights and less of our sales come from our proprietary products, our net revenues and profits may decline.

         Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on our net revenues and cause us to incur significant litigation costs and expenses.

WE RELY ON OUR MANAGEMENT INFORMATION SYSTEMS FOR INVENTORY MANAGEMENT, DISTRIBUTION AND OTHER FUNCTIONS. IF OUR INFORMATION SYSTEMS FAIL TO ADEQUATELY PERFORM THESE FUNCTIONS OR IF WE EXPERIENCE AN INTERRUPTION IN THEIR OPERATION, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

         The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage order entry, order fulfillment, point-of-sale, and inventory replenishment processes. In 2000, we replaced our existing systems with a new, company-wide, integrated management information system. In connection with implementing this new system, we experienced significant difficulties that resulted in lost sales, higher customer returns, increased operating costs and higher inventory levels. Although we believe we have resolved these difficulties, the failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

         In addition, our management information systems are vulnerable to damage or interruption from:

         -     earthquake, fire, flood and other natural disasters; and

         - power loss, computer systems failure, Internet and telecommunications or data network failure.

Any such interruption could have a material adverse effect on our business.

OUR PROFITABILITY WOULD BE ADVERSELY AFFECTED IF THE OPERATION OF OUR AUSTIN CALL CENTER OR DISTRIBUTION CENTER WERE INTERRUPTED OR SHUT DOWN.

         We operate a centralized call center and distribution center in Austin, Texas. We receive most of our catalog orders and receive and ship a substantial portion of our merchandise at our Austin facility. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would substantially disrupt our sales and would damage a portion of our inventory, impairing our ability to adequately stock our stores. In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our stores during the time it takes for us to reopen or replace our Austin facility. As a result, disruption at our Austin facility would adversely affect our profitability.

IF OUR SUPPLIERS FAIL TO DELIVER PRODUCTS ON A TIMELY BASIS AND IN SUFFICIENT QUANTITIES, INCLUDING AS A RESULT OF A DISRUPTION AT THE PORT IN LONG BEACH, CALIFORNIA, SUCH FAILURE COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATIONS.

         We depend on a limited number of suppliers for our clubheads and shafts. In addition, some of our products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Any significant production delay or inability of current suppliers to timely deliver products including clubheads and shafts in sufficient quantities, or the transition to other suppliers, could have a material adverse effect on our results of operations.

         A disruption in the operations of the port in Long Beach, California could interrupt the supply of our products. We import substantially all of our proprietary products from Asia, and a significant amount of the products we buy from vendors to resell through our distribution channels is shipped to us from Asia. A significant amount of these shipments arrive in the United States at the port in Long Beach. The contract between the International Longshore and Warehouse Union, the union that represents the workers at the port in Long Beach, and the Pacific Maritime Association, which represents terminal operators and ocean ship companies, expired on July 1, 2002 and on September 30, 2002, the Pacific Maritime Association locked out the union workers. The two parties subsequently agreed on a new contract, but we cannot assure you that another disruption will not occur in the future. If another disruption occurs we may begin to ship some of our products from Asia by air freight, and many of our suppliers may also begin to ship their products by air freight. Shipping by air freight is more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our customers, our profitability will be reduced. A renewed disruption at the port in Long Beach would have a material adverse effect on our results of operations.

WE MAY BE SUBJECT TO PRODUCT WARRANTY CLAIMS OR PRODUCT RECALLS WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS, AND REPUTATION.

         We may be subject to risks associated with our products, including product liability. Our existing or future products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operation and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace. In May 2002, we learned that some of our private label products sold in the last two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in the six months ended June 29, 2002, we recognized $0.3 million in product return and replacement expenses. In the six months ended June 28, 2003, we did not recognize any product-return and replacement expenses.

AN INCREASE IN THE COSTS OF MAILING, PAPER, AND PRINTING OUR CATALOGS WOULD DECREASE OUR NET INCOME.

         Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure such as discounts for bulk mailings and sorting by zip code and carrier routes for our catalogs. In the six months ended June 28, 2003, we spent approximately $4.2 million on paper, printing and postage for our catalogs. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly during the past three fiscal years, and our future paper costs are subject to supply and demand forces external to our business. A material increase in postal rates or printing or paper costs for our catalogs could materially decrease our net income.

A DISRUPTION IN THE SERVICE OF OUR PRIMARY DELIVERY SERVICE FOR OUR DIRECT-TO-CONSUMER SALES MAY DECREASE OUR PROFITABILITY.

         During the three and six month period ended June 28, 2003, we generated approximately 36.2% and 38.9% of our net revenues through our direct-to-consumer sales. We use UPS for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS's services would impede our ability to deliver our products to our direct-to-consumer channel, which could cause us to lose sales and/or customers. In the event of an interruption in UPS's services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

CURRENT AND FUTURE TAX REGULATIONS MAY ADVERSELY AFFECT OUR DIRECT-TO-CONSUMER BUSINESS AND NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

         Our direct-to-consumer business may be adversely affected by state sales and use taxes as well as the regulation of Internet commerce. We currently must collect taxes for less than half of our catalog and Internet sales. An unfavorable change in state sales and use taxes could adversely affect our business and results of operations. In addition, future regulation of the Internet, including the imposition of taxes on Internet commerce, could affect the development of our Internet business and negatively affect our ability to increase our net revenues.

IF WE DO NOT ANTICIPATE AND RESPOND TO THE CHANGING PREFERENCES OF OUR CUSTOMERS, OUR REVENUES COULD SIGNIFICANTLY DECLINE AND WE COULD BE REQUIRED TO TAKE SIGNIFICANT MARKDOWNS IN INVENTORY.

         Our success depends, in large part, on our ability to identify and anticipate the changing preferences of our customers and stock our stores with a wide selection of quality merchandise that appeals to their preferences. Our customers' preferences for merchandise and particular brands vary from location to location, and may vary significantly over time. We cannot guarantee that we will accurately identify or anticipate the changing preferences of our customers or stock our stores with merchandise that appeals to them. If we do not accurately identify and anticipate our customers' preferences, we may lose sales or we may overstock merchandise, which may require us to take significant markdowns on our inventory. In either case, our revenues could significantly decline and our business and financial results may suffer.

WE MAY INCUR MATERIAL COSTS OR LIABILITIES UNDER ENVIRONMENTAL LAWS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We are subject to various foreign, federal, state, and local environmental protection, chemical control, and health and safety laws and regulations. We own and lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on or originating from that property, even if they did not know of and were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements may materially adversely affect our ability to use or to sell the property or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. If hazardous substances are released from or located on any of our properties, we could incur substantial liabilities through a private party personal injury or property damage claim or a claim by a governmental entity for other damages.

         In addition, some of the products we sell contain hazardous or regulated substances, such as solvents and lead. Environmental laws may impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person.

         If we incur material costs or liabilities in the future under environmental laws for any reason, our results of operations may be materially adversely affected.

OUR SALES COULD DECLINE IF WE ARE UNABLE TO PROCESS INCREASED TRAFFIC OR OUR WEBSITE OR TO PREVENT UNAUTHORIZED SECURITY BREACHES.

         A key element of our strategy is to generate a high volume of traffic on, and use of, our website. Accordingly, the satisfactory performance, reliability and availability of our website, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our Internet revenues will depend on the number of visitors who shop on our website and the volume of orders we can fill on a timely basis. Problems with our website or order fulfillment performance would reduce the volume of goods sold and the attractiveness of our merchandise and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on our website or the number of orders placed by customers, we may be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website, or that we will be able to expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis.

         The success of our website depends on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, we maintain an extensive confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

OUR ACQUISITION OF DON SHERWOOD GOLF AND TENNIS WORLD, AND ANY FUTURE ACQUISITIONS, COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS IF UNANTICIPATED LIABILITIES ARE DISCOVERED OR IF WE FAIL TO SUCCESSFULLY INTEGRATE THE ACQUIRED BUSINESSES INTO OUR EXISTING OPERATIONS.

         We completed our acquisition of Don Sherwood Golf and Tennis World in July 2003. Our failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to completing the acquisition. Although a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. Our failure to successfully integrate Don Sherwood Golf and Tennis World and future acquisitions into our existing operations could materially harm our business.

ITEM 4.  CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing of this report, management, including our chief executive officer and chief financial offer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial offer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation. There were not significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 28, 2003, we issued 83,333 shares of our common stock to Thomas
G. Hardy, one of our directors, for an aggregate purchase price of $249,999, or $3.00 per share. We issued these shares without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

         31.1     Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

         31.2     Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

         32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GOLFSMITH INTERNATIONAL HOLDINGS, INC.

                                 By: /s/ James D. Thompson
                                     ---------------------------------
                                 James D. Thompson
                                 Chief Executive Officer, President and Director (Principal Executive Officer and Authorized Signatory)
Date: August 12, 2003

                                 By: /s/ Virginia Bunte
                                     ----------------------------------
                                 Virginia Bunte
                                 Chief Financial Officer
                                 (Principal Financial Officer and Authorized
                                 Signatory)

Date: August 12, 2003