Form 10-Q
period 2003-09-27
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2003-11-10
CIK 1202273

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

             For the quarterly period ended September 27, 2003
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission file number 333-101117

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     22-1957337
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

11000 N. IH-35, Austin, Texas                             78753
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code: (512) 837-8810

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock        Outstanding at November 7, 2003
          ---------------------        -------------------------------
             $.001 par value                  21,594,597 Shares

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets at September 27, 2003 (unaudited) and
                December 28, 2002                                                         3
            Consolidated Statements of Operations for the three and nine months
                ended September 27, 2003 and September 28, 2002 (unaudited)               5
            Consolidated Statements of Cash Flows for the nine
                months ended September 27, 2003 and September 28, 2002 (unaudited)        6
            Notes to Consolidated Financial Statements                                    8
   Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   24
   Item 4.  Controls and Procedures                                                      33

PART II.  OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds                                    34
   Item 6.  Exhibits and Reports on Form 8-K                                             34
   Signatures                                                                            35

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 27,           DECEMBER 28,
                                                                                             2003                    2002
                                                                                         -------------           ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $  3,363,409           $ 11,412,460
   Receivables, net of allowances of $228,996 at September 27, 2003 and $242,643
      at December 28, 2002                                                                   3,548,096              1,639,120
   Inventories, net of reserves of $2,134,923 at September 27, 2003 and $818,816
      at December 28, 2002                                                                  49,663,224             32,351,880
   Deferred tax assets                                                                          67,905                 67,905
   Prepaids and other current assets                                                         1,253,830              2,119,390
                                                                                          ------------           ------------
Total current assets                                                                        57,896,464             47,590,755

Property and equipment:
   Land and buildings                                                                       21,034,850             21,017,551
   Equipment, furniture, fixtures and autos                                                 11,416,426              9,270,340
   Leasehold improvements and construction in progress                                       9,795,679              7,015,985
                                                                                          ------------           ------------
                                                                                            42,246,955             37,303,876
   Less: accumulated depreciation and amortization                                          (4,869,823)            (1,258,676)
                                                                                          ------------           ------------
Net property and equipment                                                                  37,377,132             36,045,200

Goodwill                                                                                    41,269,371             34,948,016
Tradenames                                                                                  11,227,393             11,158,000
Trademarks                                                                                  15,386,296             15,093,396

Customer database, net of accumulated amortization of $377,689 at
      September 27, 2003 and $94,422 at December 28, 2002                                    3,021,516              3,304,783
Deferred tax assets                                                                          4,274,161              4,274,161
Debt issuance costs, net of accumulated amortization of $842,713 at September 27,            7,015,002              7,596,561
   2003 and $178,744 at December 28, 2002
Other long-term assets                                                                                                      -
                                                                                                25,812
                                                                                          ============           ============
Total assets                                                                              $177,493,147           $160,010,872
                                                                                          ============           ============

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 27,              DECEMBER 28,
                                                                                             2003                       2002
                                                                                         -------------              ------------
                                                                                          (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                                       $ 26,122,982              $ 17,822,015
   Accrued expenses and other current liabilities                                           11,962,590                12,822,302
   Current maturities of notes payable                                                          17,882                         -
   Lines of credit                                                                           1,750,000                         -
                                                                                          ------------              ------------
Total current liabilities                                                                   39,853,454                30,644,317

Long-term debt, less current maturities                                                     76,900,109                75,380,045
Deferred rent                                                                                  878,797                   513,324
Notes payable                                                                                   13,169                         -
                                                                                          ------------              ------------
Total liabilities                                                                          117,645,529               106,537,686

Stockholders' equity:
   Common stock - $.001 par value; 40,000,000 shares authorized; 21,594,597 and
      20,077,931 shares issued and outstanding at September 27, 2003 and December               21,594                    20,078
      28, 2002, respectively
   Restricted common stock units - $.001 par value; 755,935 and 839,268 shares
       issued and outstanding at September 27, 2003 and December 28, 2002,                         756                       839
       respectively
   Additional paid-in capital                                                               60,288,607                55,990,042
   Other comprehensive income                                                                  106,962                    48,148
   Accumulated deficit                                                                        (570,301)               (2,585,921)
                                                                                          ------------              ------------
Total stockholders' equity                                                                  59,847,618                53,473,186
                                                                                          ------------              ------------
Total liabilities and stockholders' equity                                                $177,493,147              $160,010,872
                                                                                          ============              ============

See accompanying notes.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                --------------------------------      ---------------------------------
                                                SEPTEMBER 27,      SEPTEMBER 28,      SEPTEMBER 27,       SEPTEMBER 28,
                                                    2003              2002                2003                 2002
                                                (SUCCESSOR)        (PREDECESSOR)      (SUCCESSOR)         (PREDECESSOR)
                                                -------------      -------------      -------------       -------------
Net revenues                                     $196,226,918      $173,578,292       $71,140,692         $55,962,187
Cost of products sold                             132,205,182       112,488,824        47,780,221          36,616,086
                                                 ------------      ------------       -----------         -----------
Gross profit                                       64,021,736        61,089,468        23,360,471          19,346,101

Selling, general and administrative                52,112,577        45,753,180        18,672,938          13,749,301
Store pre-opening expenses                            488,413           121,685           325,605              35,167
Amortization of deferred compensation                       -         1,312,339                 -             197,895
                                                 ------------      ------------       -----------         -----------
Total operating expenses                           52,600,990        47,187,204        18,998,543          13,982,363

Operating income                                   11,420,746        13,902,264         4,361,928           5,363,738
                                                 ------------      ------------       -----------         -----------
Interest expense                                    8,171,461         4,678,371        2,720,439            1,556,695
Interest income                                       (38,012)         (310,091)          (16,385)           (109,212)
Other income                                         (114,838)       (2,364,316)          (67,247)            (62,696)
Other expense                                           4,000                 -               (43)                  -
Minority interest                                           -           920,414                 -             295,561
                                                 ------------      ------------       -----------         -----------
Income before income taxes                          3,398,135        10,977,886         1,725,164           3,683,390
Income tax expense                                  1,382,515           708,574           713,355             250,744
                                                 ------------      ------------       -----------         -----------

Income from continuing operations                   2,015,620        10,269,312         1,011,809           3,432,646
                                                 ------------      ------------       -----------         -----------
Income (loss) from discontinued operations,
   including loss on disposal of $274,777
   for the nine month period ended September
   28, 2002                                              -            (229,878)                 -              14,711
                                                 ------------      ------------       -----------         -----------
Net income                                       $  2,015,620      $ 10,039,434       $ 1,011,809         $ 3,447,357
                                                 ============      ============       ===========         ===========

See accompanying notes.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                         ---------------------------------
                                                                                         SEPTEMBER 27,       SEPTEMBER 28,
                                                                                            2003                  2002
                                                                                         (SUCCESSOR)         (PREDECESSOR)
                                                                                         ------------        -------------
OPERATING ACTIVITIES
Net income                                                                               $ 2,015,620          $10,039,434
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                         3,629,615            4,512,897
      Amortization of intangible assets                                                      283,267               31,959
      Amortization of deferred compensation                                                        -            1,312,339
      Amortization of debt issue costs and debt discount                                   2,184,033            1,542,305
      Stock compensation to non-employee                                                           -               28,690
      Minority interest                                                                            -              920,414
      Gain on sale of intellectual property                                                        -           (2,215,735)
      Gain on sale of assets                                                                  (1,473)                   -
      Changes in operating assets and liabilities:
           Accounts receivable                                                            (1,670,837)             395,069
           Inventories                                                                   (12,647,473)           2,040,485
           Prepaid and other assets                                                          978,029             (808,436)
           Accounts payable                                                                5,885,713           (7,934,194)
           Accrued expenses and other current liabilities                                 (2,013,611)          (2,843,578)
           Deferred rent                                                                     365,473              (48,708)
                                                                                         -----------          -----------
Net cash provided by (used in) operating activities                                         (991,644)           6,972,941

INVESTING ACTIVITIES
Capital expenditures                                                                      (3,815,053)          (1,827,888)
Proceeds from sale of intellectual property                                                        -            3,313,022
Proceeds from sale of assets                                                                   1,473
Purchase of assets and other                                                                (784,432)                   -
Purchase of business, net of cash received                                                (8,481,157)                   -
                                                                                         -----------          -----------
Net cash provided by (used in) investing activities                                      (13,079,169)           1,485,134

FINANCING ACTIVITIES
Principal payments on lines of credit                                                     (7,801,478)          (9,717,963)
Proceeds from lines of credit                                                              9,551,478            9,684,400
Principal payments on term note                                                                    -           (8,916,671)
Payments on notes payable                                                                     (3,474)                   -
Dividends paid                                                                                     -             (262,500)
Dividends paid to minority interest owners                                                         -           (3,237,500)
Proceeds from issuance of common stock                                                     4,549,997                    -
Repurchase of restricted common stock units                                                 (249,999)                   -
Debt issuance costs                                                                          (82,411)                   -
                                                                                         -----------          -----------
Net cash provided by (used in) financing activities                                        5,964,113          (12,450,234)

Effect of exchange rate changes on cash                                                       57,649              221,771
                                                                                         -----------          -----------
Change in cash and cash equivalents                                                       (8,049,051)          (3,770,388)
Cash and cash equivalents, beginning of period                                            11,412,460           39,549,924
                                                                                         -----------          -----------
Cash and cash equivalents, end of period                                                 $ 3,363,409          $35,779,536
                                                                                         ===========          ===========

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                              -------------------------------------
                                                              SEPTEMBER 27,           SEPTEMBER 28,
                                                                  2003                    2002
                                                               (SUCCESSOR)            (PREDECESSOR)
                                                              ------------           --------------
Supplemental cash flow information:
   Interest payments                                           $7,069,742              $3,227,182
   Tax payments                                                $  145,752              $  409,242
   Amortization of discount on senior subordinated notes                -              $1,295,276
   Amortization of discount on senior secured notes            $1,520,064                       -

See accompanying notes.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Golfsmith is one of the largest, multi-channel, specialty retailers of golf equipment and related accessories in the industry and is an established designer and marketer of golf equipment. Golfsmith offers equipment from leading manufacturers, including Callaway(R) Cobra(R), FootJoy(R), Nike(R), Ping(R), Taylor Made(R) and Titleist(R). In addition, Golfsmith offers its own proprietary brands, including Golfsmith(R), Lynx(R), Snake Eyes(R), Killer Bee(R) and Zevo (R). The Company markets its products through 36 superstores as well as through its direct-to-consumer channel, which includes its clubmaking and accessory catalogs and its Internet site. The Company also operates a clubmaker training program and is the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the renowned golf instructor, Harvey Penick.

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

For purposes of presentation, the accompanying statements of operations for the three and nine months ended September 28, 2002 and cash flows for the nine months ended September 28, 2002 reflect the operating results and cash flows of Golfsmith prior to its acquisition by Holdings on October 15, 2002. The accompanying statements of operations for the three and nine months ended September 27, 2003 and cash flows for the nine months ended September 27, 2003 reflect the sum of the consolidated operating results and cash flows of Golfsmith and Holdings.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company's opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 28, 2002 as filed in the Company's registration statement on Form S-4. The results of operations for the three and nine month periods ended September 27, 2003 and September 28, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The three month periods ended September 27, 2003 and September 28, 2002 both consist of thirteen weeks. The year to date periods ended September 27, 2003 and September 28, 2002 both consist of thirty-nine weeks.

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

In December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation - - Transition and Disclosure, An Amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, Accounting For Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FASB No. 123 on reported net income.

In June 2003, the Company issued 1,840,500 options to purchase common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan. The options were issued with an exercise price of $3.00 per share and have a ten year term.

The following table illustrates the effect on net income, if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                         NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                 ------------------------------      ----------------------------
                                                                 SEPTEMBER        SEPTEMBER 28,      SEPTEMBER       SEPTEMBER 28,
                                                                 27, 2003              2002           27, 2003           2002
                                                                (SUCCESSOR)       (PREDECESSOR)      (SUCCESSOR)     (PREDECESSOR)
                                                                ----------        -------------      ----------      ------------
Net income - as reported                                        $2,015,620          $10,039,432      $1,011,809       $3,447,357
Total stock-based compensation cost, net of related tax
    effects included in the determination of net income as
    reported                                                             -            1,312,339               -          197,895
The stock-based employee compensation cost, net of related
    tax effects, that would have been included in the
    determination of net income if the fair value based
    method had been applied to all awards                          (54,128)          (1,399,606)        (46,180)        (195,764)
                                                                ----------          -----------      ----------       ----------
Pro forma net income                                            $1,961,492          $ 9,952,165      $  965,629       $3,449,488
                                                                ==========          ===========      ==========       ==========

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

2. BUSINESS COMBINATIONS

Golfsmith International, Inc.

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

Contingent consideration of $6,250,000 has been placed in an escrow account by the selling stockholders to secure certain indemnification obligations of the sellers. In accordance with the merger agreement, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to the Company based on the post-merger review of Golfsmith's working capital. This amount was paid out of the escrow account on June 20, 2003. The Company has adjusted the purchase price allocation accordingly. On July 24, 2003, $1,107,579 was paid to the Company from the selling stockholders escrow account for the repayment of certain obligations owed by the selling stockholders that were paid by the Company. On April 15, 2004, any remaining escrow funds will be dispersed. Concurrent with the acquisition, Golfsmith changed status from a Subchapter S Corporation to a C Corporation that is subject to federal income taxes.

Don Sherwood Golf and Tennis World

On July 24, 2003, the Company acquired all issued and outstanding shares of Don Sherwood Golf and Tennis World ("Sherwood") for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. The Company believes that the Sherwood acquisition supports the Company's goals of expanding its national presence while gaining exposure to one of the country's top golf markets in San Francisco, California. The Company acquired all six Sherwood retail stores as part of the acquisition. The operations of Sherwood stores are included in the three and nine month ended September 27, 2003 income statements as of July 25, 2003.

In conjunction with the acquisition of Sherwood, the Company issued 1,433,333 shares of common stock to existing stockholders, including its majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund the acquisition of Sherwood. The issuance of these additional shares increased the majority stockholder's 79.7% controlling interest in the Company to an 80.9% controlling interest.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $6.3 million. Goodwill is assigned at the enterprise level and is deductible for income tax purposes.

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

4. INTANGIBLE ASSETS

In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") was issued. SFAS No. 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company no longer amortizes its acquired trademarks, thereby eliminating estimated amortization of approximately $41,000 and $115,000, respectively, for the three and nine months ended September 28, 2002.

Intangible assets with definite lives

Following is a summary of the Company's intangible assets that are subject to amortization:

                                                      GROSS CARRYING     ACCUMULATED     NET CARRYING
                                                          AMOUNT        AMORTIZATION        AMOUNT
                                                          ------        ------------        ------
Customer databases................                     $ 3,399,205       $ (377,689)     $ 3,021,516

The net carrying amount of customer databases intangible assets relates solely to the merger transaction between Golfsmith and Holdings discussed in Note 2. Total amortization expense for the three and nine months ended September 27, 2003 was $94,422 and $283,267, respectively, and is recorded in selling, general, and administration costs on the consolidated statement of operations.

5. GUARANTEES

Holdings fully and unconditionally guarantees both the Senior Secured Notes issued by Golfsmith in October 2002 and the Senior Credit Facility. The Senior Secured Notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the Senior Secured Notes at an annual interest rate of 8.375%. At September 27, 2003 there was $1.8 million outstanding on the Senior Credit Facility and $76.9 million outstanding on the Senior Secured Notes. Holdings' guarantee of Golfsmith's Senior Secured Notes and Senior Credit Facility is explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45 as it meets the definition of an intercompany guarantee.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

The following represents certain stand-alone information for the nine and three months ended September 27, 2003 for the issuer and certain guarantors of the Senior Secured Notes and the Senior Credit Facility:

                                   Holdings          Golfsmith           Golfsmith Canada      Golfsmith Europe         Total
                                   --------        -------------         ----------------      ----------------      ------------
Assets.......................      $     -         $173,825,243           $  594,665           $3,073,239            $177,493,147
Debt.........................            -         $ 76,900,109                    -                    -            $ 76,900,109
Net revenues for the nine
months ended September
27, 2003.....................            -         $188,825,744           $2,775,485           $4,625,689            $196,226,918
Net income for the nine
months ended September
27, 2003.....................            -         $  1,128,421           $  552,208           $  334,991            $  2,015,620
Net revenues for the
three months ended
September 27, 2003...........            -         $ 68,725,368           $  909,415           $1,505,909            $ 71,140,692
Net income for the three
months ended September
27, 2003.....................            -         $    862,589           $  105,326           $   43,894            $  1,011,809

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and nine months ended September 27, 2003, no amounts have been accrued or paid relating to product warranties. The Company accrued $0 and approximately $0.3 million for product warranties during the three and nine month period ended September 28, 2002, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities are comprised of the following at September 27, 2003 and December 28, 2002, respectively:

                                      SEPTEMBER 27,           DECEMBER 28,
                                          2003                   2002
                                      ------------           ------------
Salaries and benefits                 $ 1,416,422            $ 2,206,568
Interest                                  577,931              1,660,246
Allowance for returns reserve           1,094,948              1,098,029
Gift certificates                       4,077,533              3,785,669
Taxes                                   3,345,199              2,456,960
Other                                   1,450,557              1,614,830
                                      -----------            -----------
Total                                 $11,962,590            $12,822,302
                                      ===========            ===========

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

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

Under FASB Interpretation No. 44, these repriced options required variable accounting treatment until exercised or expired. Golfsmith recorded deferred compensation of $0 and $3,711,054 related to the repriced options during the nine months ended September 27, 2003 and September 28, 2002, respectively. The deferred charge was being amortized over the average remaining life of the repriced options. For the three and nine months ended September 28, 2002, Golfsmith recorded $197,895 and $1,312,339 to compensation expense related to these repriced options. As of December 28, 2002, there was no remaining deferred compensation relating to these repriced options as all remaining historical Golfsmith options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2.

8. STORE CLOSURE AND ASSET IMPAIRMENTS

During the three and nine month period ended September 28, 2002, the Company closed one retail location due to poor operating performance and the lack of market penetration being derived from this store. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values and lease termination costs. These store closing expenses in fiscal 2002 are reported in discontinued operations under the accounting guidance of SFAF No. 144, Impairment of Long-Lived Assets. Amounts related to these closings from previously presented periods have been reclassified as discontinued operations in the income statement for the nine months ended September 28, 2002. Revenues generated by this closed store during the three and nine month period ended September 28, 2002 were $0 and $2.0 million, respectively. Cash flows provided by this closed store during the three months ended September 28, 2002 were $15,000 and cash flows used by this closed store during the nine months ended September 28, 2002 were $368,000. All related assets and liabilities for this closed location have been eliminated from the consolidated balance sheet as the net assets were disposed of prior to December 28, 2002. There have been no store closures in fiscal 2003.

9. COMPREHENSIVE INCOME

The Company's comprehensive income is composed of net income and translation adjustments. The following table presents the calculation of comprehensive income:

                                                  NINE MONTHS ENDED                        THREE MONTHS ENDED
                                           -----------------------------------------------------------------------------
                                           September 27,        September 28,        September 27,        September 28,
                                              2003                 2002                 2003                  2002
                                           (Successor)         (Predecessor)         (Successor)          (Predecessor)
                                           -------------       --------------        -------------        --------------
Net income..........................         $2,015,620          $10,039,432           $1,011,809           $3,447,357
Translation adjustments.............             58,814              224,126                9,222              121,555
                                             ----------          -----------           ----------           ----------
Total comprehensive income..........         $2,074,434          $10,263,558           $1,021,031           $3,568,912
                                             ==========          ===========           ==========           ==========

10. SALE OF LYNX JAPAN TRADEMARK

In March 2002, the Company sold rights to their trademarks for Lynx in Japan to a third party. The Company received proceeds of approximately $3.3 million, net of direct costs associated with the sale. The gain on the sale was approximately $2.2 million. The gain is recorded in other income in the statement of operations for the nine months ended September 28, 2002.

                     GOLFSMITH INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 27, 2003

11.  INCOME TAXES

From commencement through October 15, 2002, Golfsmith and its subsidiaries had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders. Accordingly, no provision for U.S. federal income taxes was included in the financial statements. However, certain foreign and state taxes were incurred and were recorded as income tax expense for these periods. Concurrent with the merger transaction with Holdings (see Note 2) on October 15, 2002, Golfsmith's Subchapter S status was terminated and the Company became subject to corporate income taxes. Subsequent to October 15, 2002, Golfsmith accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

12.  RECENTLY ISSUED ACCOUNTING STANDARDS

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's results of operations or financial position.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We are currently evaluating the impact of SFAS No. 150, but do not expect it to have a material impact on the Company's results of operations or financial position.

13. RELATED PARTY TRANSACTIONS

In October 2002, the Company entered into an agreement with a majority stockholder whereby the Company pays a management fee expense of $600,000 per year, plus out of pocket expenses, to this majority stockholder of the Company. During the three and nine months ended September 27, 2003, the Company paid $181,000 and $521,000, respectively, to this majority stockholder under this agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of September 27, 2003, the Company had no amounts payable to this majority stockholder.

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

         We sell brand name golf equipment from the industry's leading manufacturers including Callaway(R), FootJoy(R), Ping(R), Nike(R), Taylor Made(R) and Titleist(R) as well as our own proprietary brands, Golfsmith(R), Lynx(R), Snake Eyes(R), Killer Bee(R) and Zevo (R). We sell through multiple distribution channels consisting of:

     -   36 golf superstores;

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

         In connection with the merger, all stock options held by our employees vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units. As a result, we incurred a non-cash compensation charge of $4.6 million which was equal to the difference between the market value of our common stock and the exercise price of these options at that vesting date. Total non-cash compensation expense for the year ended December 28, 2002 and the nine months ended September 27, 2003 was $6.0 million and $0, respectively. As all options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units concurrent with the merger, there is no future amortization expense associated with these pre-merger options. For further information about our stock-based compensation, see Note 1 and Note 7 to our unaudited consolidated financial statements included in Item 1, "Financial Statements," in this quarterly report.

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

         Inventory Valuation

         Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Reserves are booked on a monthly basis at 0.5% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Historical shrinkage experience has been within this range. In fiscal 2002, inventory shrinkage was 0.53% of net revenues. Based on our current trends through the nine months ended September 27, 2003, we do not expect the inventory shrinkage as a percentage of net revenues to exceed historical levels.

         Long-lived Assets, Including Goodwill and Identifiable Intangible
Assets

         We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of our projection of estimated future discounted cash flows and other valuation methodologies. We evaluate the impairment of the book value of our long-lived assets including intangible assets subject to amortization in accordance with SFAS No. 144, Impairment of Long-Lived Assets, based on our projection of estimated future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a combination of a discount rate determined to be commensurate with the risk inherent in our current business model and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, we determined that our recorded trademarks have indefinite useful lives and therefore are not amortized.

         Product Return Reserves

         We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates could adversely affect our operating results. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves on a monthly basis at 2% to 10% of net revenues depending on the distribution channel in which the sales occur. We routinely compare actual experience to current reserves and make any necessary adjustments.

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

         We closed two stores in fiscal 2000, one store in fiscal 2001, two stores in fiscal 2002, and one store in the nine months ended September 28, 2002. We did not close any stores in the nine months ended September 27, 2003. These stores were selected for closure by evaluating the historical and projected financial performance of all of our stores in accordance with our store strategy. In each case, the stores that have been closed were the only Golfsmith store in that market and were substantially larger in size than our current store prototype. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. The adoption of Fin 46 is not expected to have a material impact on the Company's results of operations or financial position.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. We are currently evaluating the impact of SFAS No. 150, but do not expect it to have a material impact on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 2003 (SUCCESSOR) COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 2002 (PREDECESSOR)

         We had net revenues of $71.1 million, operating income of $4.4 million and net income of $1.0 million in the three months ended September 27, 2003 compared to net revenues of $56.0 million, operating income of $5.4 million and net income of $3.4 million in the three months ended September 28, 2002.

         The $15.1 million increase in net revenues from the three months ended September 28, 2002 to the three months ended September 27, 2003 was comprised of a $4.2 million increase, or 12.6%, in comparable store revenues, a $10.2 million increase in revenue generated by twelve retail stores that were opened or acquired subsequent to September 28, 2002 (including six stores acquired in the acquisition of Don Sherwood Golf and Tennis World on July 24, 2003), and a $0.7 million increase, or 3.5%, in revenues in our direct to consumer channel. International revenues remained consistent during both comparative three-month periods. Comparable store revenue increases of 12.6% for the three months ended September 27, 2003 represent an increase of 8.3% over comparable store revenues for the three months ended September 28, 2002.

         For the three months ended September 27, 2003, gross profit was $23.4 million, or 32.9% of net revenues, compared to $19.3 million, or 34.6% of net revenues, for the three months ended September 28, 2002. Increased net revenues in the three months ended September 27, 2003 compared to the three months ended September 28, 2002 led to higher gross profits for the quarter. The decline in gross profit percentage resulted principally from higher sales in lower margin merchandise categories such as equipment. Additional declines in gross profit percentage were realized as a result of multiple sales promotions that occurred during the three months ended September 27, 2003. Additionally, in the three month period ended September 27, 2003, we incurred approximately $0.2 million of costs included in cost of goods sold resulting from the fair value adjustment made to inventory as part of the merger transaction in October 2002.

         Selling, general and administrative expenses increased $4.9 million to $18.7 million for the three months ended September 27, 2003 from $13.8 million for the three months ended September 28, 2002. We had twelve additional retail stores in operation during the three months ended September 27, 2003 compared to the three months ended September 28, 2002 (including six stores acquired in the acquisition of Don Sherwood Golf and Tennis World on July 24, 2003), resulting in an increase in selling, general and administrative expenses of $3.7 million. We also incurred increased costs relating to and resulting from the merger transaction on October 15, 2002, including a $0.2 million increase in depreciation and amortization resulting from the fair value adjustments made as part of the merger transaction. Additionally, we incurred increased expenses of $0.5 million related to professional fees associated with our filings with the Securities and Exchange Commission and other company initiatives, $0.2 million related to management fees paid to our majority stockholder, $0.6 million related to salaries and benefits, and $0.6 million related to advertising expenses. These increases were offset by a $0.9 million decrease in depreciation expense.

         During the three months ended September 27, 2003, we incurred approximately $0.3 million in pre-opening expenses related to the opening of two new retail locations during the third quarter of fiscal 2003. During the three months ended September 28, 2002, we incurred approximately $35,000 in pre-opening expenses related to the opening of one new retail location during the third quarter of fiscal 2002. Costs associated with the opening of a new store are expensed as incurred.

         Amortization of deferred compensation was approximately $0.2 million for the three months ended September 28, 2002. Deferred compensation is related to the accounting for stock options under variable plan accounting guidance. These non-cash charges did not exist in the three months ended September 27, 2003 due to all remaining outstanding options becoming vested and being either canceled in exchange for the right to receive cash or surrendered in exchange for stock units on the merger date of October 15, 2002. See " -- Impact of Merger" for further discussion.

         For the three months ended September 28, 2002, interest expense consisted of costs related to our 12% senior subordinated notes, a mortgage note and a bank line of credit. Immediately prior to the merger in October 2002, we repaid our senior subordinated notes and other pre-existing debt and a new line of credit was put in place. Interest expense was $2.7 million and $1.6 million in the three months ended September 27, 2003 and September 28, 2002, respectively. Interest expense increased as debt balances during the three months ended September 27, 2003 were almost three times higher than during the three months ended September 28, 2002. Approximately $0.2 million of amortization of debt issuance costs resulting from the new senior secured notes during the three months ended September 27, 2003 as compared to approximately $0.1 million of amortization of debt issuance costs related to the senior subordinated notes during the three months ended September 28, 2002 also contributed to the increase in interest expense. For further discussion see " -- Liquidity and Capital Resources -- Senior Secured Notes" and " -- Liquidity and Capital Resources -- Credit Facility" below. Interest income was approximately $16,000 and $109,000 in the three months ended September 27, 2003 and September 28, 2002, respectively. The decrease in interest income was the result of overall lower cash and cash equivalent balances combined with lower interest rates.

         Other income, net of other expenses was approximately $67,000 for the three months ended September 27, 2003, compared to other income, net of other expenses of $63,000 for the three months ended September 28, 2002. The increase is attributable to the difference in the exchange rate variance for the two periods.

         We recognized income of $15,000 in the three months ended September 28, 2002 from discontinued operations related to the operations and final closing costs associated with closing one retail location during the three months ended September 28, 2002 due to poor operating performance and the lack of market penetration being derived from this single-store market. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded income on the disposal of these assets in the three months ended September 28, 2002 of $15,000 which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location have been eliminated from each of the consolidated balance sheets presented in this quarterly report.

         Minority interest expense during the three months ended September 28, 2002 of $0.3 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, Golfsmith repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in the recording of negative goodwill during the fourth quarter of fiscal 2002.

         Historically, we elected to be treated as a Subchapter S Corporation under the Internal Revenue Code. Consequently, we were not generally subject to federal income taxes because our stockholders included our income in their personal income tax returns. Concurrently with the completion of the merger, we converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. For the three months ended September 27, 2003, our income tax expense was $0.7 million, compared to income tax expense of $0.3 million for the three months ended September 28, 2002 which related to our European and Canadian operations as well as certain state income taxes.

NINE MONTHS ENDED SEPTEMBER 27, 2003 (SUCCESSOR) COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 2002 (PREDECESSOR)

         We had net revenues of $196.2 million, operating income of $11.4 million and net income of $2.0 million in the nine months ended September 27, 2003 compared to net revenues of $173.6 million, operating income of $13.9 million and net income of $10.0 million in the nine months ended September 28, 2002.

         The $22.6 million increase in net revenues from the nine months ended September 28, 2002 to the nine months ended September 27, 2003 was comprised of a $7.0 million increase, or 7.2%, in comparable store revenues, a $14.7 million increase in revenues generated by twelve retail stores that were opened or acquired subsequent to September 28, 2002 (including six stores acquired in the acquisition of Don Sherwood Golf and Tennis World on July 24, 2003), a $1.8 million increase in existing non-comparable store revenues, and a $0.1 million increase in international revenues. These revenue increases were partially offset by a decline of $1.0 million in revenues in our direct to consumer channel. Comparable store revenue increases of 7.2% for the nine months ended September 27, 2003 represent an increase of 6.2% over comparable store revenues for the nine month period ended September 28, 2002.

         For the nine months ended September 27, 2003, gross profit was $64.0 million, or 32.7% of net revenues, compared to $61.1 million, or 35.2% of net revenues, for the nine months ended September 28, 2002. Increased net revenues in the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002 led to higher gross profits for the nine month period. The decline in gross profit percentage resulted principally from higher sales in lower margin merchandise categories such as equipment. Additional declines in gross profit percentage were realized as a result of multiple sales promotions that occurred during the nine months ended September 27, 2003. Additionally, in the nine month period ended September 27, 2003, we incurred approximately $0.7 million of costs included in cost of goods sold resulting from the fair value adjustment made to inventory as part of the merger transaction in October 2002.

         Selling, general and administrative expenses increased $6.3 million to $52.1 million for the nine months ended September 27, 2003 from $45.8 million for the nine months ended September 28, 2002. However, selling, general and administrative expenses as a percentage of net revenues increased only 0.1% to 26.5% of net revenues for the nine months ended September 27, 2003 as compared to 26.4% of net revenues for the nine months ended September 28, 2002. We had twelve additional retail stores in operation during the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002 (including six stores acquired in the acquisition of Don Sherwood Golf and Tennis World on July 24, 2003), resulting in an increase in selling, general and administrative expenses of $5.5 million. We also incurred increased costs relating to and resulting from the merger transaction on October 15, 2002, including a $0.7 million increase in depreciation and amortization resulting from the fair value adjustments made as part of the merger transaction. Additionally, we incurred increased expenses of $0.8 million related to professional service fees associated with our filings with the Securities and Exchange Commission and other company initiatives, $0.4 million related to management fees paid to our majority stockholder and $0.5 million related to salaries and benefits. These increases were offset by a $1.6 million decrease in depreciation expense.

         During the nine months ended September 27, 2003, we incurred approximately $0.5 million in pre-opening expenses related to the opening of four new retail locations during fiscal 2003. During the nine months ended September 28, 2002, we incurred approximately $0.1 million in pre-opening expenses related to the opening of one new retail location during fiscal 2002. Costs associated with the opening of a new store are expensed as incurred.

         Amortization of deferred compensation was approximately $1.3 million for the nine months ended September 28, 2002. Deferred compensation is related to the accounting for stock options under variable plan accounting guidance. These non-cash charges did not exist in the nine months ended September 27, 2003 due to all remaining outstanding options becoming vested and being either canceled in exchange for the right to receive cash or surrendered in exchange for stock units on the merger date of October 15, 2002. See " -- Impact of Merger" for further discussion.

         For the nine months ended September 28, 2002, interest expense consisted of costs related to our 12% senior subordinated notes, a mortgage note and a bank line of credit. Immediately prior to the merger in October 2002, we repaid our senior subordinated notes and other pre-existing debt and a new line of credit was put in place. Interest expense was $8.2 million and $4.7 million in the nine months ended September 27, 2003 and September 28, 2002, respectively. Interest expense increased as debt balances during the nine months ended September 27, 2003 were almost three times higher than during the nine months ended September 28, 2002. Approximately $0.7 million of amortization of debt issuance costs resulting from the new senior secured notes during the nine months ended September 27, 2003 as compared to approximately $0.2 million of amortization of debt issuance costs related to the senior subordinated notes during the nine months ended September 28, 2002 also contributed to the increase in interest expense. For further discussion see " -- Liquidity and Capital Resources -- Senior Secured Notes" and " -- Liquidity and Capital Resources -- Credit Facility" below. Interest income was approximately $38,000 and $0.3 million in the nine months ended September 27, 2003 and September 28, 2002, respectively. The decrease in interest income was the result of overall lower cash and cash equivalent balances combined with lower interest rates.

         Other income, net of other expenses was approximately $0.1 million for the nine months ended September 27, 2003, compared to other income, net of other expenses of $2.4 million for the nine months ended September 28, 2002. The decrease was due to a gain on the sale of assets during the first quarter of 2002. In March 2002, we sold the rights to certain intellectual property for gross proceeds of $3.3 million, resulting in a $2.2 million gain.

         We recognized a loss of $0.2 million in the nine months ended September 28, 2002 from discontinued operations related to the operations and final closing costs associated with closing one retail location during the three months ended September 28, 2002 due to poor operating performance and the lack of market penetration being derived from this single-store market. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded a loss on the disposal of these assets in the nine months ended September 28, 2002 of $0.3 million which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location has been eliminated from each of the consolidated balance sheets presented in this quarterly report.

         Minority interest expense during the nine months ended September 28, 2002 of $0.9 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, Golfsmith repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in the recording of negative goodwill during the fourth quarter of fiscal 2002.

         Historically, we elected to be treated as a Subchapter S Corporation under the Internal Revenue Code. Consequently, we were not generally subject to federal income taxes because our stockholders included our income in their personal income tax returns. Concurrently with the completion of the merger, we converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. For the nine months ended September 27, 2003, our income tax expense was $1.4 million, compared to income tax expense of $0.7 million for the nine months ended September 28, 2002 which related to our European and Canadian operations as well as certain state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         As of September 27, 2003 we had $3.4 million in cash and cash equivalents and outstanding debt obligations of $78.7 million. We had $7.7 million in borrowing availability under our credit facility as of September 27, 2003.

         Operating activities

         Net cash used in operating activities was $1.0 million for the nine months ended September 27, 2003, compared to $7.0 million net cash provided by operating activities for the nine months ended September 28, 2002. This decrease in net cash provided by operations during the nine months ended September 27, 2003 as compared to the nine months ended September 28, 2002 is primarily attributable to a decrease in net income for the nine months ended September 27, 2003 to $2.0 million as compared to $10.0 million for the nine months ended September 28, 2002. Additional cash of approximately $14.7 million was used during the nine months ended September 27, 2003 as compared to the nine months ended September 28, 2002 to fund normal inventory requirements. These requirements were primarily the result of having twelve additional retail stores in operation since

September 28, 2002. The cash used to fund inventory requirements was offset by an increase of $14.7 million in cash generated from working capital accounts during the nine months ended September 27, 2003 as compared to the nine months ended September 28, 2002. In addition, in the nine months ended September 28, 2002, we recognized a gain on the sale of certain intellectual property of $2.2 million, reducing cash provided by operations.

          Investing activities

         Net cash used in investing activities was $12.8 million for the nine months ended September 27, 2003, compared to net cash provided by investing activities of $1.5 million for the nine months ended September 28, 2002.

         Net cash used in investing activities for the nine months ended September 27, 2003 of $13.1 million was the result of capital expenditures of $3.8 million, $0.8 million related to asset purchases and other, and $8.5 million related to the acquisition of Don Sherwood Golf and Tennis World. For the nine months ended September 27, 2003, capital expenditures were comprised of $3.4 million for new and existing stores and $0.4 million for corporate projects.

         Net cash provided by investing activities for the nine months ended September 28, 2002 of $1.5 million was the result of proceeds from the sale of certain intellectual property of $3.3 million, which was partially offset by $1.8 million in capital expenditures. For the nine months ended September 28, 2002, capital expenditures were comprised of $1.3 million for new and existing stores and $0.5 million for corporate projects.

         Financing activities

         Net cash provided by financing activities was $6.0 million for the nine months ended September 27, 2003, compared to net cash used in financing activities of $12.5 million for the nine months ended September 28, 2002.

         Net cash provided by financing activities for the nine months ended September 27, 2003 of $6.0 million was comprised of proceeds from a line of credit of $1.8 million, net of payments, $4.5 million in proceeds from the issuance of common stock primarily related to the purchase of Don Sherwood Golf and Tennis World, offset by $0.3 resulting from the repurchase of restricted stock units.

         For the nine months ended September 28, 2002, net cash used in financing activities of $12.5 million was comprised of principal payments on long-term debt of $8.9 million, principal payments on lines of credit of $0.1 million, net of borrowings, and $3.5 million in dividends paid.

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

         Concurrently with the merger, we entered into a new revolving credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. The credit agreement is secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same day funding, and letter of credit availability, and contains maximum leverage and minimum earnings covenants. As of September 27, 2003, we had $1.8 million in borrowings outstanding under the credit agreement.

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

CONTRACTUAL OBLIGATIONS

         Our future contractual obligations related to long-term debt and noncancellable operating leases at September 27, 2003 are as follows:


                                              PAYMENTS DUE BY PERIOD
                                              ----------------------

CONTRACTUAL                                 LESS THAN 1                                   FTER 5
OBLIGATIONS                    TOTAL          YEAR         1-3 YEARS       4-5 YEARS       YEARS
-----------                    -----          ----         ---------       ---------       -----
                                                        (IN THOUSANDS)
Long-term debt............  $   93,750    $        --   $         --     $    18,750    $   75,000
Operating leases..........  $  163,398    $    15,798   $     34,221     $    32,081    $   81,298
                            ----------    -----------   ------------     -----------    ----------
TOTAL.....................  $  257,148    $    15,798   $     34,221     $    50,831    $  156,298
                            ==========    ===========   ============     ===========    ==========

         We expect that our principal uses of cash for the next several years will be interest payments on our senior secured notes and the senior credit facility, capital expenditures, primarily for new store openings, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing our senior secured notes) and working capital requirements. Additionally, subsequent to fiscal 2003, we will be required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. We believe that cash from operations will be sufficient to meet our expected debt service requirements, planned capital expenditures, and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations be insufficient. Net cash used in operations of $1.0 million during the nine months ended September 27, 2003 was largely a result of increased cash used to purchase inventory resulting from having twelve additional stores during the third quarter of 2003 and an overall lower inventory balance at December 28, 2002 as compared to December 29, 2001 due to continued improvement in inventory management. We believe that the financial support of our principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under "Additional Factors That May Affect Future Results" for a discussion of the risks affecting our operations.

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

         In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played in 1999, 2000, 2001 and 2002. In fact, the number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy. In addition, the number of rounds played year-to-date through September of 2003 have dropped 3.9%. Furthermore, we believe that since 1997, the overall worldwide premium golf club market has experienced little growth in dollar volume from year to year. We can not assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

WE MAY NOT BE ABLE TO BORROW ADDITIONAL FUNDS, IF NEEDED, TO EXPAND OUR BUSINESS OR COMPETE EFFECTIVELY AND, AS A RESULT, OUR NET REVENUES AND PROFITABILITY MAY BE MATERIALLY ADVERSELY AFFECTED.

         The indenture governing our senior secured notes and our senior credit facility limit almost completely our ability to borrow additional funds. We believe that the terms of the liens securing our senior credit facility and our senior secured notes effectively preclude us from borrowing additional funds, other than under our senior credit facility. As a result, to the extent that we do not have borrowing availability under our senior credit facility, we will have to fund our operations, including new store openings and capital expenditures as well as any future acquisitions, with cash flow from operations. If we do not generate sufficient cash flow from our operations to fund these expenditures, we may not be able to compete effectively and our sales and profitability would likely be materially adversely affected.

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

         Our growth strategy involves opening additional superstores in new and existing markets. In the nine-month period ended September 27, 2003, we opened four new stores, incurring $0.5 million in pre-opening expenses and $2.8 million in capital expenditures. We expect to open two additional stores during the remainder of fiscal 2003. Subject to our ability to generate sufficient cash flow, we currently plan to spend $5.0 million to $7.0 million to open stores and/or retrofit existing stores in fiscal 2003. However, to the extent that we use capital for acquisitions, our budget for store openings and retrofittings will be reduced. Typically, we estimate that we incur $0.6 million in net working capital costs and $0.6 million in capital expenditures in connection with the opening of a new store. These amounts are estimates and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing our senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

         We and our suppliers generally seek to satisfy the standards established by the United States Golf Association and the Royal and Ancient Golf Club of St. Andrews in the design of golf clubs because these standards are generally followed by golfers within their respective geographic areas. We believe that all of the products we sell conform to these standards, except where expressly marketed as non-conforming. However, we cannot assure you that our products will satisfy these standards in the future or that the standards of these organizations will not be changed in a way that makes our products non-conforming. If our products that are intended to conform are determined to be non-conforming, our net revenues attributable to those products and, as a result, our profitability may be reduced.

WE LEASE MOST OF OUR SUPERSTORE LOCATIONS. IF WE ARE UNABLE TO MAINTAIN THOSE LEASES OR LOCATE ALTERNATIVE SITES FOR OUR SUPERSTORES ON TERMS THAT ARE ACCEPTABLE US, OUR NET REVENUES AND PROFITABILITY COULD BE REDUCED.

         We lease 35 of our 36 superstores. As of September 27, 2003, we operated one of our superstores under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

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

WE ARE CONTROLLED BY ONE STOCKHOLDER, WHICH MAY GIVE RISE TO A CONFLICT OF INTEREST.

         Atlantic Equity Partners III, L.P. owns approximately 80.9% of Holdings' common stock on a fully diluted basis. All of the stockholders of Holdings are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and Holdings and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III's ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

IF WE ARE UNABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OR IF WE ARE ACCUSED OF INFRINGING ON A THIRD PARTY'S INTELLECTUAL PROPERTY RIGHTS, OUR NET REVENUES AND PROFITS MAY DECLINE.

         We currently hold a substantial number of industrial designs and trademarks. The exclusive right to use these designs and trademarks has helped establish our market share. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors' products and retain our market share. In addition, our proprietary products generate substantially higher margins than products we sell that are produced by other manufacturers. If we are unable to effectively protect our proprietary rights and less of our sales come from our proprietary products, our net revenues and profits may decline.

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

IF OUR SUPPLIERS FAIL TO DELIVER PRODUCTS ON A TIMELY BASIS AND IN SUFFICIENT QUANTITIES, INCLUDING AS A RESULT OF A DISRUPTION AT THE PORT IN LONG BEACH, CALIFORNIA, SUCH FAILURE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

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

         We import substantially all of our proprietary products from Asia, and a significant amount of the products we buy from vendors to resell through our distribution channels is shipped to us from Asia If a disruption occurs in the operations of used ports, we may begin to ship some of our products from Asia by air freight, and many of our suppliers may also begin to ship their products by air freight. Shipping by air freight is more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our customers, our profitability will be reduced. A disruption at used ports would have a material adverse effect on our results of operations.

WE MAY BE SUBJECT TO PRODUCT WARRANTY CLAIMS OR PRODUCT RECALLS WHICH COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS, AND REPUTATION.

         We may be subject to risks associated with our products, including product liability. Our existing or future products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operation and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace. In May 2002, we learned that some of our private label products sold in the last two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in the nine months ended September 28, 2002, we recognized $0.3 million in product return and replacement expenses. In the nine months ended September 27, 2003, we did not recognize any product-return and replacement expenses.

AN INCREASE IN THE COSTS OF MAILING, PAPER, AND PRINTING OUR CATALOGS WOULD DECREASE OUR NET INCOME.

         Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure such as discounts for bulk mailings and sorting by zip code and carrier routes for our catalogs We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly during the past three fiscal years, and our future paper costs are subject to supply and demand forces external to our business. A material increase in postal rates or printing or paper costs for our catalogs could materially decrease our net income.

A DISRUPTION IN THE SERVICE OF OUR PRIMARY DELIVERY SERVICE FOR OUR DIRECT-TO-CONSUMER SALES MAY DECREASE OUR PROFITABILITY.

         During the three and nine month period ended September 27, 2003, we generated approximately 30.6% and 35.9% of our net revenues through our direct-to-consumer sales. We use UPS for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS's services would impede our ability to deliver our products to our direct-to-consumer channel, which could cause us to lose sales and/or customers. In the event of an interruption in UPS's services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

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

Item 4.  Controls and Procedures

         Our management, including our chief executive officer and chief financial offer, evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 27, 2003. Based upon, and as of the date of, that evaluation, our chief executive officer and chief financial offer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There have been no significant changes in our internal control over financial reporting during the quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II- OTHER INFORMATION

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

         On July 24, 2003, we issued 1,427,623 shares of our common stock to Atlantic Equity Partners III, L.P., our majority stockholder, for an aggregate purchase price of $4,282,869, or $3.00 per share. We issued these shares without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The proceeds from the issuance of common stock were used to fund the acquisition of Don Sherwood Golf and Tennis World.

         On July 24, 2003, we issued 5,710 shares of our common stock to Thomas
G. Hardy, one of our directors, for an aggregate purchase price of $17,131, or $3.00 per share. We issued these shares without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by
Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The proceeds from the issuance of common stock were used to fund the acquisition of Don Sherwood Golf and Tennis World.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By: /s/ James D. Thompson
   ----------------------------
James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date:  November 10, 2003

By: /s/ Virginia Bunte
   ----------------------------
Virginia Bunte
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Date:  November 10, 2003

                                 EXHIBIT INDEX

Exhibit
 No.                         Description
-------                      -----------
31.1     Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

31.2     Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

32       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002