Form 10-K
period 2004-01-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2004-04-02
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-101117

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1634897
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 N. IH-35
Austin, Texas 78753
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (512) 837-8810
Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

None of the registrant’s common stock is held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 31, 2004

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 3, 2004

		Page
Part I.
Item 1.	Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Part II.
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Consolidated Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Part III.
Item 10.	Directors and Executive Officers of the Registrant	62
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68
Item 13.	Certain Relationships and Related Transactions	70
Item 14.	Principal Accounting Fees and Services	73
Part IV.
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	74
Signatures		80
Supplement No. 1 to Security Agreement
Trademark Security Agreement
Open-End Leasehold Mortgage
Leasehold Mortgage
Leasehold Deed of Trust dated November 28, 2003
Leasehold Deed of Trust dated December 23, 2003
Leasehold Deed of Trust dated December 15, 2003
Leasehold Deed of Trust dated December 15, 2003
Leasehold Deed of Trust dated December 15, 2003
Leasehold Deed of Trust dated November 28, 2003
Leasehold Deed of Trust dated December 22, 2003
Leasehold Mortgage dated November 28, 2003
Leasehold Mortgage dated December 23, 2003
Trademark Security Agreement
Assumption and Joinder Agreement
Amendment No. 1 to the Credit Agreement
Amendment No. 2 to the Credit Agreement
Amendment No. 3 to the Credit Agreement
Amendment No. 4 to the Credit Agreement
Assumption and Joinder Agreement
Code of Ethics for Senior Management
Subsidiaries of the Registrant
Certification of James D. Thompson .
Certification of Virginia Bunte
Certification of James D. Thompson - Section 906.
Certification of Virginia Bunte - Section 906

CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store retrofits and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

     Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

     We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

PART I

Item 1. Business

Overview

     Carl Paul founded our company in 1967 when he began providing clubmakers with the components necessary to offer custom-made golf clubs at a time when most golfers could only purchase ready-made, off-the-shelf equipment. In order to capitalize on this market opportunity, we helped pioneer the golf club components industry by designing and selling a line of components and supplies (principally golf clubheads, shafts, grips and tools) for custom clubmakers through our clubmakers’ catalog. Over the years we have complemented and expanded our operations by opening our first retail outlet in 1972, mailing our first general golf product catalog in 1975, opening our first superstore in 1992, opening the Harvey Penick Golf Academy in 1993 and launching golfsmith.com in 1997.

We are a multi-channel, specialty retailer of golf equipment and related accessories and a designer and marketer of golf equipment. We have a 37-year history as a retailer in the golf industry. We offer equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, we offer our own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo®. We market our products through 42 superstores as well as through our direct-to-consumer channel, which includes our clubmaking and accessory catalogs and our Internet site.

We offer a complete line of golf equipment and related accessories through multiple distribution channels:

     Superstores. We opened our first golf superstore in 1992 and currently operate 42 superstores, four of which opened subsequent to January 3, 2004. These stores range in size from approximately 8,000 to 30,000 square feet. Our superstores feature a wide selection of golf equipment from major name brand manufacturers.

     Direct-to-Consumer. Our principal publications are the Golfsmith Accessory Catalog and the Golfsmith Clubmaking Catalog. We also sell our products through our website,www.golfsmith.com. Through our direct-to-consumer distribution channels, we provide customers our offering of products, including equipment, apparel, accessories and clubmaking components and tools.

Harvey Penick Academy. In 1993, we partnered with Austin native and well-known golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 17,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin superstore.

International. We work with a group of international distributors to offer golf club components and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary branded equipment through a commissioned sales force directly to retailers. Throughout most of Europe and parts of Asia and other parts of the world, we sell our products through a network of distributors.

The Merger

On October 15, 2002, BGA Acquisition Corp., our wholly owned subsidiary merged with and into Golfsmith International, Inc. Golfsmith International, Inc., or Golfsmith, is the surviving corporation and is our wholly owned subsidiary as a result of the merger. The aggregate purchase price for the merger was approximately $121.0 million. The components of this purchase price included the payment to the stockholders of Golfsmith prior to the merger of $101.5 million in cash and $12.8 million of our equity securities, and $6.7 million in fees and expenses incurred in connection with the merger. The cash portion of the purchase price for the merger was funded out of:

•	the net proceeds from the offering of Golfsmith’s 8.375% senior secured noted due 2009, of approximately $67.9 million;

•	the cash contribution of $50.0 million described below; and

•	existing cash.

The merger agreement required Golfsmith to repay and terminate all then existing indebtedness and also required us to put in place a new revolving credit facility as a condition to the closing of the merger. For more information about the purchase price and the other terms of the merger generally, you should read the description of the merger agreement contained in Item 13, “Certain Relationships and Related Transactions”.

We were formed by Atlantic Equity Partners III, L.P., a limited partnership operated by First Atlantic Capital Ltd. First Atlantic is a private equity investment firm. We were formed solely for the purpose of completing the merger and had no operations, assets or properties prior to the merger. In connection with the merger, Atlantic Equity Partners III contributed $50.0 million in return for approximately 79.7% of our common stock on a fully diluted basis. Some of Golfsmith’s stockholders prior to the merger, including members of our current management, received shares of our common stock and restricted common stock units, which entitle the holders thereof to shares of our common stock, in the merger and currently own in the aggregate 17.3% of our common stock on a fully diluted basis, including outstanding stock options. In connection with the merger, we entered into a management consulting agreement with First Atlantic, and all of our stockholders, including members of our management, entered into a stockholders agreement and certain other contractual arrangements with First Atlantic as described in Item 13, “Certain Relationships and Related Transactions”.

Products and Suppliers

We currently derive over 60% of our net revenues from clubs and components and a large portion of our club sales are of our own proprietary brands. Our products include golf clubs and club components, club bags, golf gloves, golf shoes, and golfing apparel.

Original Equipment Manufacturers

We offer a large selection of golf equipment from leading manufacturers, including, but not limited to, Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. We believe that we enjoy strong relationships with many of the major equipment vendors in the industry.

In fiscal 2002 and 2003, Callaway Golf supplied 12% and 11% of our consolidated purchases, respectively. No other single supplier accounted for more than 10% of our consolidated purchases during fiscal 2002 or 2003. Our top ten suppliers for fiscal 2003 were as follows:

TOP 10 SUPPLIERS

Callaway Golf Eaton Corporation Fortune Brands (Titleist/Cobra Golf) Nike Ping Roger Cleveland Golf Taylor Made / Adidas Golf True Temper Twin Lakes Co. Ltd. Winn

Proprietary Brands

We are the registrant of over 80 trademarks and service marks in more than 25 countries including Golfsmith®, Lynx®, Snake Eyes®, Black Cat®, Killer Bee®, Predator®,Tigress® and Zevo®. Our trademarks are generally valid as long as they are properly in use in commerce. The registrations are valid as long as they are properly maintained and the registered marks have not become generic, abandoned nor the registrations obtained fraudulently. Our trademarks may cease to be valid, for example, if we:

•	license our trademarks without quality control or fail to enforce quality control provisions in any licenses;

•	fail to contest infringing uses;

•	fail to use a U.S. trademark for three consecutive years;

•	fail to use a foreign registered trademark within the time required after registration; and

•	fail to maintain foreign registrations, in which case we may lose the presumption of ownership in the foreign country.

Our trademarks and domain names are considered to be indefinite lived assets under SFAS No. 142, “Goodwill and Other Intangible Assets,” and therefore are not amortized. Other definite lived intellectual property is amortized on a straight-line basis over nine years.

We focus on developing products that are high-quality and designed to increase the penetration of our private label offerings, fill a niche or gap in the premium brand product offerings, and appeal to custom clubmakers and enhance our status in equipment design. Three of these private labels were added in fiscal 1998 when we purchased assets of three golf companies: Lynx Golf Inc., Snake Eyes Golf Clubs Inc. and Black Rock Golf Corp., the manufacturer of the Killer Bee® line. We purchased an additional brand — Zevo® — in 2003. These companies’ equipment lines are now proprietary brands included in all of our retail channels. We source over 70% of our proprietary products from contract manufacturers in Asia, and these suppliers manufacture our equipment according to our specifications.

Sales and Distribution

Superstores

We opened our first golf superstore in 1992 and currently operate 42 superstores, four of which opened subsequent to January 3, 2004. The locations of our superstores are more fully described in Item 2, “Properties”.

Our superstores range in size from approximately 8,000 to 30,000 square feet. Our superstores feature a wide selection of golf equipment from major name brand manufacturers and also serve as the primary retail outlet in the United States for our proprietary branded products. Our superstores also cater to golf and sports enthusiasts by providing golf simulators, indoor driving nets, computerized swing analyzers, putting greens, indoor lesson capabilities in certain locations and television monitors that display golf and major sporting events. In addition, the majority of our superstores offer components, clubmaking tools, supplies and on-site custom clubfitting and technical support.

We plan to modify selected larger superstores into a smaller, more productive layout that we believe will lower our operating costs and capital requirements and increase our profitability while providing customers with a superior shopping environment. In fiscal 2003, all six of the new stores opened were built in this mold of the smaller store layout.

We opened three stores during fiscal 2002 and six stores during fiscal 2003, and acquired six stores with our acquisition of Don Sherwood Golf Shop in July 2003.

We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. We plan to open six to eight additional superstores during fiscal 2004, four of which have been opened as of March 31, 2004. The criteria for the selection of new superstore locations include:

•	demographic characteristics with a high number of avid golfers and above average annual household incomes;

•	visibility from and access to highways or other major roadways;

•	the ability to obtain favorable lease terms; and

•	co-tenants that are likely to draw customers whom we would otherwise target within the site’s relevant market.

After we have identified a potential site, we assess the cost of the site and carefully examine the projected profitability and returns generated from opening the additional store.

Our superstores accounted for approximately 54.8%, 56.7% and 62.9% of our net revenues for fiscal 2001, 2002 and 2003, respectively. The increase in the percentage of our net revenues derived from superstores correlates with our increased number of superstores from 26 superstores at December 29, 2001 to 38 superstores at January 3, 2004.

Direct-To-Consumer

Through our direct-to-consumer distribution channels, we provide customers our offering of products, including equipment, apparel, accessories, and clubmaking components and tools. Our direct-to-consumer channels accounted for approximately 41.7%, 40.3% and 34.5% of our net revenues for fiscal 2001, 2002 and 2003, respectively.

Catalogs. Our principal publications are the Golfsmith Accessory Catalog and the Golfsmith Clubmaking Catalog. We have developed a proprietary customer database largely through our catalog and online website order processing and to a lesser extent through contests and point-of-sale registers in our superstores. The names and associated sales information are merged periodically into our customer master file. This merge process provides a source of current information to help assess the effectiveness of the catalog and identifies new customers that can be added to our in-house mailing lists. We use statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing.

Our two catalog titles are designed and produced by our in-house staff of writers, photographers and graphic artists. The monthly production and distribution schedule of our accessory catalog permits frequent changes in the product selection and price.

Internet. We also sell our products through our e-commerce site,www.golfsmith.com. We have additional websites, www.Lynxgolf.com and www.golfandtennisworld.com, which link to www.golfsmith.com.

Our Internet business complements our superstore business by building customer awareness of our brand and acting as an effective advertising vehicle for new product introductions, unique product offerings, and our proprietary brands.

International

We work with a group of international distributors to offer golf club components and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary branded equipment through a commissioned sales force directly to retailers. Throughout most of Europe and parts of Asia and other parts of the world, we sell our products through a network of distributors. Approximately 2.3%, 2.5% and 2.3% of our net revenues were derived from sales made through our international distributors and our distribution center near London in fiscal 2001, fiscal 2002 and fiscal 2003, respectively.

Harvey Penick Academy

In 1993, we partnered with Austin native and well-known golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 17,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin superstore. The academy accounted for approximately 0.5%, 0.5% and 0.3% of our net revenues for fiscal 2001, 2002 and 2003, respectively.

Marketing

We have a multi-faceted marketing strategy that combines direct marketing, local advertising and supplier marketing.

On the local level, we run newspaper ads to promote superstores and store events. Additional marketing activity occurs during key shopping periods, such as Father’s Day and Christmas, and on specific sales and promotional events. On the national level, we participate in cooperative advertising arrangements with our vendors. Along with “vendor buy-ins” to sponsor events, these arrangements have reduced our advertising costs. Also, on the national level, we run printed advertisements in national magazines, such as Golf Digest. Historically, we have run national ads on the Golf Channel and local television ads in select markets to complement our direct marketing campaign. To contain costs and increase effectiveness, we have expanded the use of e-mail for direct marketing.

The catalogs that we distribute annually are also an important marketing tool. The Golfsmith Clubmaking Catalog is distributed to many of our clubmaking catalog customers and reinforces our place in the component market. In addition, we believe the magazine extends the Golfsmith® brand and encourages additional sales through the publicity of new product and promotional offerings.

Infrastructure

     Our order fulfillment infrastructure includes:

•	a 100,000 square foot, direct-to-consumer shipping facility and associated warehouse which can handle over one million packages annually;

•	a 140,000 square foot distribution center with available capacity to handle all store inventory and order fulfillment requirements; and

•	management information systems that fully integrate all aspects of our business and enable us to quickly obtain key operating data.

We also have two smaller distribution facilities in Toronto, Canada and near London, England from which we service our Canadian and European customers.

Management Information Systems

Our management information systems provide us with a network and applications that are scalable and easy to use, maintain, and modify. These systems provide us with the infrastructure necessary to support continued growth. This infrastructure integrates all major aspects of our business, improves our back-office capabilities, enhances management reporting and analysis capabilities through rapid access to data, lowers operating costs and improves and expands our direct marketing capabilities.

The in-store, point-of-sale system tracks all sales by category, style and item and allows us to routinely compare current performance with historical and planned performance. The information gathered by this system supports automatic replenishment of inventory and is integrated into product buying decisions.

The majority of our hardware resides at our corporate headquarters. We have implemented redundant servers and communication lines to limit downtime in the event of power outages or other potential problems. System administrators and network managers monitor and operate our network operations and transactions-processing systems to ensure the continued uninterrupted operation of our website and transaction-processing systems.

Seasonality

Based on our experience, we believe that retailers in the golf industry experience a high degree of seasonality in their businesses during the spring and Christmas holiday selling seasons. As a consequence, retailers, including us, incur higher expenses related to building inventory in order to meet the higher demand during these seasons. In keeping with this trend, a substantial portion of our sales occur in our second fiscal quarter each year.

Employees

As of January 3, 2004, we employed 1,178 people. We believe we have strong relationships with our employees. None of our work force is unionized.

Competition

Our competitors currently include other specialty retailers, mass merchandise retailers, conventional sporting goods retailers, on-course pro shops, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional and specialty golf retailers are expanding more aggressively in marketing brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer than us or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Several of our key vendors have begun to operate retail stores or websites that sell directly to consumers and may compete with us and reduce our sales. In the specialty off-course segment, our primary competitors include retail chains such as Edwin Watts, Golf Galaxy, Pro Golf Discount, Dick’s Sporting Goods, Galyan’s and Nevada Bobs. Other competitors include on-course pro shops, direct marketers and sporting goods retailers. We compete on the basis of brand image, technology, quality and performance of our products, method of distribution, price, style and intellectual property protection.

Environmental Matters

We are subject to various foreign, federal, state, and local environmental protection, chemical control, and health and safety laws and regulations, and we incur costs to comply with those laws. We own and lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on or originating from that property, even if they did not know of and were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements may have a material adverse affect on our ability to use or to sell the property or to use the property as collateral for borrowing, and may cause us to incur substantial remediation or compliance costs. If hazardous substances are released from or located on any of our properties, we could incur substantial liabilities through a private party personal injury or property damage claim or a claim by a governmental entity for other damages. The liability may be imposed on us under environmental laws or common law principles. In addition, some of the products we sell contain regulated substances, such as solvents and lead. Environmental laws may impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person.

Although we do not currently anticipate that the costs of complying with environmental laws or otherwise satisfying any current liabilities under environmental laws will materially adversely affect us, we cannot assure you that we will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, acquisition of new properties, the occurrence of releases of hazardous substances, the filing of new claims, changes in operations, a change in existing environmental laws, adoption of new environmental laws, or new interpretations of existing environmental laws.

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

In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy. Additionally, the number of rounds played in the U.S. in 2003 dropped 2.6% from 2002 to 489.3 million rounds played. We can not assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

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

Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending could lead to reduced sales of our products. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which our superstores operate. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer spending habits, which has adversely affected our net revenues. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

Our sales and profits may be adversely affected if we and our suppliers fail to successfully develop and introduce new products.

Our future success will depend, in part, upon our and our suppliers’ continued ability to develop and introduce innovative products in the golf equipment market. The success of new products depends in part upon the various subjective preferences of golfers, including a golf club’s look and “feel,” and the level of acceptance that a golf club has among professional and recreational golfers. The subjective preferences of golf club purchasers are difficult to predict and may be subject to rapid and unanticipated changes. If we or our suppliers fail to successfully develop and introduce innovative products on a timely basis, then our sales and profits may suffer.

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

Our strategy involves opening additional superstores in new and existing markets. During the year ended January 3, 2004, not including stores that we acquired through our acquisition of Don Sherwood Golf Shop, we opened six new stores, incurring $0.6 million in pre-opening expenses and $3.9 million in capital expenditures. We plan to open six to eight additional stores during fiscal 2004, four of which have been opened as of March 31, 2004. Based on our experience, we expect to spend $1.3 million to open each additional superstore. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing our senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

Our business is highly seasonal. Our sales during our second fiscal quarter of each year, which includes the Father’s Day selling season, and during the fourth fiscal quarter, which includes the Christmas holiday selling season, have historically contributed a disproportionate percentage of our net revenues and most of our net income for the entire year. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Father’s Day and Christmas holiday selling seasons. We incur significant additional expenses leading up to and during our second fiscal quarter and the month of December in anticipation of higher sales in those periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. If our sales during our peak seasons are lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion. As a result, our profitability may be materially adversely affected.

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

We lease 41 of our 42 current superstores, and 37 of our 38 superstores as of January 3, 2004. As of January 3, 2004, none of our superstores operated under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

Our comparable store sales may fluctuate, which could negatively impact our future operating performance.

Our comparable store sales are affected by a variety of factors, including, among others:

•	customer demand in different geographic regions;

•	our ability to efficiently source and distribute products;

•	changes in our product mix;

•	promotional events;

•	effects of competition;

•	our ability to effectively execute our business strategy; and

•	general economic conditions.

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

Our results of operations depend in part on the success of our catalog operations. We believe that the success of our catalog operations depends on our ability to:

•	achieve adequate response rates to our mailings;

•	continue to offer a merchandise mix that is attractive to our mail order customers;

•	cost-effectively add new customers;

•	cost-effectively design and produce appealing catalogs; and

•	timely deliver products ordered through our catalogs to our customers.

We have historically experienced fluctuations in the response rates to our catalog mailings. If we fail to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which would adversely affect our results of operations, perhaps materially.

If we are unable to meet our labor needs, our performance will suffer.

Many of our employees are in entry-level or part-time positions that historically have high rates of turnover. We may be unable to meet our labor needs and control our costs due to external factors such as unemployment levels, minimum wage legislation, and wage inflation. If we cannot attract and retain quality employees, our performance will suffer and we may not be able to successfully execute our strategy to open new superstores.

If we lose the services of key members of our management, we may not be able to manage our operations and implement our growth strategy effectively.

Our future success depends, in large part, on the continued service of James Thompson, our chief executive officer, and some of our other key executive officers and managers who possess significant expertise and knowledge of our business and markets. We do not maintain key person insurance on any of our officers or managers. Any loss or interruption of the services of these individuals could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find appropriate replacements for our key executives and managers should the need arise.

We are controlled by one stockholder, which may give rise to a conflict of interest.

Atlantic Equity Partners III, L.P. owns approximately 75.1% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our net revenues and profits may decline.

We currently hold a substantial number of industrial designs and trademarks. The exclusive right to use these designs and trademarks has helped establish our market share. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors’ products and retain our market share. In addition, our proprietary products generate substantially higher margins than products we sell that are produced by other manufacturers. If we are unable to effectively protect our proprietary rights and less of our sales come from our proprietary products, our net revenues and profits may decline.

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

Self-insured benefits plan claims could materially impact our results of operations.

We administer self-insured, voluntary employee benefits plans that provide, among other benefits, health care benefits to participating employees. The plans are designed to provide specified levels of coverage up to $75,000 per covered employee, with excess insurance coverage provided by a commercial insurer. Costs of health care have risen significantly in recent years, and we expect this trend to continue. Our expenses and, consequently, our results of operations, could be materially impacted by claims and other expenses related to such plans.

We rely on our management information systems for inventory management, distribution and other functions. If our information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage order entry, order fulfillment, point-of-sale, and inventory replenishment processes. The failure of our management information systems to perform as we anticipate, as we experienced when we implemented our current system in 2000, could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

     In addition, our management information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters; and

•	power loss, computer systems failure, Internet and telecommunications or data network failure.

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

If our suppliers fail to deliver products on a timely basis and in sufficient quantities, such failure could have a material adverse effect on our operations.

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

We import substantially all of our proprietary products from Asia, and a significant amount of the products we buy from vendors to resell through our distribution channels is shipped to us from Asia. If a disruption occurs in the operations of ports through which our products are imported, we may begin to ship some of our products from Asia by air freight, and many of our suppliers may also begin to ship their products by air freight. Shipping by airfreight is more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our customers, our profitability will be reduced. A disruption at ports through which our products are imported would have a material adverse effect on our results of operations.

We may be subject to product warranty claims or product recalls which could harm our business, results of operations, and reputation.

We may be subject to risks associated with our products, including product liability. Our existing or future products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operation and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace. In May 2002, we learned that some of our private label products sold in the last two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in fiscal, 2002, we recognized $0.3 million in product return and replacement expenses. In fiscal 2003, we did not recognize any product-return and replacement expenses.

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

During fiscal 2003, we generated approximately 34.5% of our net revenues through our direct-to-consumer sales. We use UPS for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products to our direct-to-consumer channel, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

Current and future tax regulations may adversely affect our direct-to-consumer business and negatively impact our results of operations.

Our direct-to-consumer business may be adversely affected by state sales and use taxes as well as the regulation of Internet commerce. We currently must collect taxes for approximately half of our catalog and Internet sales. An unfavorable change in state sales and use taxes could adversely affect our business and results of operations. In addition, future regulation of the Internet, including the imposition of taxes on Internet commerce, could affect the development of our Internet business and negatively affect our ability to increase our net revenues.

If we do not anticipate and respond to the changing preferences of our customers, our revenues could significantly decline and we could be required to take significant markdowns in inventory.

Our success depends, in large part, on our ability to identify and anticipate the changing preferences of our customers and stock our stores with a wide selection of quality merchandise that appeals to their preferences. Our customers’ preferences for merchandise and particular brands vary from location to location, and may vary significantly over time. We cannot guarantee that we will accurately identify or anticipate the changing preferences of our customers or stock our stores with merchandise that appeals to them. If we do not accurately identify and anticipate our customers’ preferences, we may lose sales or we may overstock merchandise, which may require us to take significant markdowns on our inventory. In either case, our revenues could significantly decline and our business and financial results may suffer.

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

Our sales could decline if we are unable to process increased traffic to our website or to prevent unauthorized security breaches.

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

Our acquisition of Don Sherwood Golf Shop, and any future acquisitions, could negatively affect our results of operations if unanticipated liabilities are discovered or if we fail to successfully integrate the acquired businesses into our existing operations.

We completed our acquisition of Don Sherwood Golf Shop in July 2003. Our failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to completing the acquisition. Although a portion of the purchase price was placed in escrow to cover such liabilities, it is possible that the actual amounts required to cover such liabilities will exceed the escrow amount. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Our failure to successfully integrate Don Sherwood Golf Shop and future acquisitions into our existing operations could materially harm our business.

Item 2. Properties

At January 3, 2004, we operated 38 stores in 12 states. We own our 41-acre Austin, Texas campus, which is home to our general offices, distribution center, call center, clubmaker training facility and Harvey Penick Golf Academy. The Austin campus also includes a golf testing and practice area. With the exception of the Austin superstore at our corporate headquarters, we lease all of our superstores. All leased premises are held under long-term leases with differing provisions and expiration dates. Leases provide for monthly rentals, typically computed on the basis of a fixed amount. Most leases contain provisions permitting us to renew for one or more specified terms. Details of our non-superstore properties and facilities are as follows:

	Size		Year	Owned/
Location	(sq.ft.)	Facility Type	Opened	Leased
Austin, Texas	60,000	Office	1992	Owned
Austin, Texas	50,000	Warehouse	1994	Owned
Austin, Texas	140,000	Distribution Center	1999	Owned
Austin, Texas	50,000	Shipping Facility	1994	Owned
Austin, Texas	17 Acres	Driving Range and Training Facility	1992	Owned
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	2001	Leased
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	2001	Leased

The following table shows the number of our stores by state as of January 3, 2004:

Number
Location	of Stores
Arizona	2
California	11
Colorado	2
Connecticut	1
Georgia	3
Illinois	4
Michigan	3
Minnesota	1
New Jersey	1
New York	2
Ohio	1
Texas	7

Item 3. Legal Proceedings

We are a party to a number of claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2004, there were approximately four holders of record of our common stock and approximately 24 holders of record of our restricted common stock units, which entitle the holder therof to shares of our common stock. Neither our common stock nor our restricted common stock units has an established public trading market.

Since the merger transaction on October 15, 2002 between us and Golfsmith, no dividends have been declared. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We expect to retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our board of directors and will depend upon the general business conditions and such other factors as the board of directors deems relevant. The agreements governing our debt include provisions that restrict in most instances the payment of cash dividends on our common stock.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data as of and for fiscal 1999, 2000, 2001 and for the period from December 30, 2001 through October 15, 2002 have been derived from the audited consolidated financial statements of Golfsmith International, Inc. (“predecessor”), and for the period from October 16, 2002 through December 28, 2002 and fiscal 2003 have been derived from the audited consolidated financial statements of Golfsmith International Holdings, Inc. (“successor”), all periods of which have been audited by Ernst & Young LLP. Golfsmith International Holdings, Inc. was formed on September 4, 2002 and became the parent company of Golfsmith International, Inc. on October 15, 2002 as a result of the merger. Holdings is a holding company and had no material assets or operations prior to acquiring all of the capital stock of Golfsmith International, Inc. in the merger. You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included in Item 8, “Consolidated Financial Statements and Supplementary Data”.

	Predecessor				Successor
				Period from	Period from
				December 30,	October 16,
	Fiscal Year			2001 through October 15,	2002 through December 28,	Fiscal Year
	1999	2000	2001	2002	2002	2003
	(dollars in thousands)
Results of Operations
Net revenues	$267,946	$232,080	$221,439	$180,315	$37,831	$257,745
Cost of products sold	175,600	153,630	143,118	117,206	25,147	171,083

Gross profit	92,346	78,450	78,321	63,109	12,684	86,662
Selling, general and administrative	78,360	76,352	64,081	48,308	13,581	73,400
Store pre-opening/closing expenses	493	1,592	—	122	93	600
Amortization of deferred compensation (1)	—	—	458	6,033	—	—

Total operating expenses	78,853	77,944	64,539	54,463	13,674	74,000

Operating Income	13,493	506	13,782	8,646	(990)	12,662
Interest expense	5,775	6,905	6,825	5,206	2,210	11,157
Interest income	(22)	(82)	(597)	(331)	(7)	(40)
Other income, net	(275)	(449)	(1,031)	(2,365)	(14)	(164)
Minority interest	583	(454)	581	844	—	—
Loss on debt extinguishment (1)	—	—	—	8,047	—	—

Income (loss) before income tax	7,432	(5,414)	8,004	(2,755)	(3,179)	1,709
Income tax expense (benefit)	289	(190)	251	709	(633)	645

Income (loss) from continued operations	7,143	(5,224)	7,753	(3,464)	(2,546)	1,064
Income (loss) from discontinued operations	52	(380)	(590)	(230)	(40)	—
Income (loss) before extraordinary items	7,195	(5,604)	7,163	(3,694)	(2,586)	1,064
Extraordinary items (1)	—	—	—	4,122	—	—

Net income (loss)	$7,195	$(5,604)	$7,163	$428	$(2,586)	$1,064

Other Financial Data:
Depreciation and amortization (2)	$5,601	$9,118	$6,717	$4,808	$1,349	$5,228
Capital expenditures (3)	9,740	2,107	1,345	2,086	1,127	5,759
Balance Sheet Data:
Cash and cash equivalents	$3,023	$11,149	$39,550	$3,788	$11,412	$2,928
Total assets	105,882	106,902	111,500	153,135	160,011	179,327
Long-term debt	23,540	37,145	33,720	75,000	75,380	77,488
Total stockholders’ equity	33,004	24,921	32,519	56,011	53,473	58,976

(1)	For the period from December 31, 2001 through October 15, 2002, please refer to note 5 and note 14 in our consolidated financial statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for a discussion of the extraordinary items, loss on debt extinguishment and amortization of deferred compensation.

(2)	Excludes the amortization of the debt discount and deferred charges associated with Golfsmith’s 12% senior subordinated notes which were outstanding prior to the merger, the deferred charges associated with Golfsmith’s credit facility in effect prior to the merger, the amortization of the debt discount and deferred charges associated with our 8.375% senior secured notes and deferred charges associated with our senior credit facility in effect subsequent to the merger. Capital expenditures consist of total capital expenditures, including capital costs associated with opening new stores.

(3)	Capital expenditures consist of total capital expenditures, including capital costs associated with opening new stores.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We became the parent company of Golfsmith International, Inc., or Golfsmith, on October 15, 2002 as a result of a purchase business combination, which we refer to as the merger. We have no assets or liabilities other than our investment in our wholly owned subsidiary Golfsmith and did not have assets or operations prior to our acquisition of Golfsmith. The following discussion and analysis of historical financial condition and results of operations is therefore based on the financial condition and results of operations of Golfsmith International, Inc. with respect to periods prior to the merger. The discussion for periods following the merger is based on the financial condition and results of operations of Golfsmith International Holdings, Inc.

We sell brand name golf equipment from the industry’s leading manufacturers including Callaway®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist® as well as our own proprietary brands, Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo ®. We sell through multiple distribution channels consisting of:

•	42 golf superstores, four of which opened subsequent to January 3, 2004;

•	regular mailings of our clubmakers’ catalogs, which offer golf club components, and our accessory catalogs, which offer golf accessories, clothing and equipment; and

•	golfsmith.com, our online e-commerce website.

We also operate a clubmaker training program and are the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, updating and remodeling existing stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management. We continue to implement new initiatives surrounding product offerings such as our “Playability Guarantee” program designed to insure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; and the Golfsmith credit card which offers flexible payment options on any purchase. We plan to open six to eight additional superstores during fiscal 2004, four of which have been opened as of March 31, 2004. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition as evidenced by our comparable store sales in fiscal 2003 compared to fiscal 2002 (see discussion of comparable store sales below in “–Results of Operations”).

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

Sales of our products are affected by increases and declines in the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry, has a base of over 26 million participants in the United States and is characterized by favorable demographic trends. During 2002, total consumer golf equipment spending grew by a moderate 2% according to a national publication. We believe that since 1997, the overall worldwide premium golf club market has experienced only moderate growth in dollar volume from year to year and that since 1999 there has been no material increase in the number of rounds played. Golf Datatech has reported that during 2003, the number of golf rounds played in the United States declined 2.6% as compared to the same period in 2002. Declines in the number of rounds played in 2003 have been attributable to bad weather, the uncertainty in the U.S. economy, and golfers spending more time at work and with their families. While we are optimistic about the potential for increased rounds in 2004 that could spur increased consumer spending, we cannot assure you that declines in the U.S. economy or a reduction in discretionary consumer spending will not impede growth in the worldwide market for golf-related products, including our products.

Our business is highly seasonal with sales peaks during the Father’s Day and Christmas Holiday seasons. A substantial portion of our net revenues and an even larger portion of our operating income occur in our second fiscal quarter. You should read the information set forth under “Additional Factors That May Affect Future Results” in Item 1, “Business”, for a discussion of the effects and risks of the seasonality of our business.

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

Our fiscal year ends on the last Saturday in December and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This occurred in fiscal 2003. Fiscal year 2002 consisted of 52 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The fourth fiscal quarter of 2003 consisted of 14 weeks.

Impact of Merger

On October 15, 2002, BGA Acquisition Corp., our wholly owned subsidiary, merged with and into Golfsmith International, Inc. We accounted for the merger under the purchase method of accounting for business combinations. In accordance with the purchase method of accounting, in connection with the merger, we allocated the excess purchase price over the fair value of our net assets between a write-up of certain of our assets, which reflect an adjustment to the fair values of these assets, and goodwill. The assets that have had their fair values adjusted include inventory, property and equipment, and certain intangible assets.

As a result of applying the required purchase accounting rules, our financial statements are significantly affected. The application of purchase accounting rules results in different accounting bases and hence financial information for the periods beginning on October 16, 2002. The term “successor” refers to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002. The term “predecessor” refers to Golfsmith International, Inc. prior to being acquired by us.

Immediately prior to the merger, Golfsmith repaid in full its 12% senior subordinated notes for $34.4 million and terminated its then existing revolving credit facility. Deferred debt financing costs of $1.6 million were written-off in connection with the termination of these agreements. Golfsmith sold 8.375% senior secured notes due 2009 with an aggregate principal amount at maturity of $93.75 million for gross proceeds of $75.0 million in a private placement offering to finance part of the cash portion of the merger consideration, and entered into a new senior credit facility to fund its future working capital requirements and for general corporate purposes as described below in “– Liquidity and Capital Resources – Credit Facility”.

As a result of the merger and the offering of the senior secured notes, we currently have total debt in amounts substantially greater than Golfsmith’s historical levels. This amount of debt and associated debt service costs will lower our net income and cash provided by operating activities and will limit our ability to obtain additional debt financing, fund capital expenditures or operating requirements, open new or retrofit existing stores, and make acquisitions.

Historically, Golfsmith operated as a Subchapter S corporation under the Internal Revenue Code. Consequently, Golfsmith was not generally subject to federal income taxes because its stockholders included its income in their personal income tax returns. Simultaneously with the completion of the merger, Golfsmith converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. This conversion will lower our future net income and cash provided by operating activities.

In connection with the merger, all stock options held by Golfsmith employees vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units. As a result, we incurred a non-cash compensation charge of $4.6 million which was equal to the difference between the market value of its common stock and the exercise price of these options at that vesting date. Total non-cash compensation expense for fiscal 2002 and fiscal 2003 was $6.0 million and $0, respectively. As all options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units concurrent with the merger, there is no future amortization expense associated with these pre-merger options. For further information about our stock-based compensation, see note 1 and note 14 to our audited consolidated financial statements included in Item 8, “Consolidated Financial Statements and Supplementary Data,” in this annual report.

Business Combinations – Don Sherwood Golf Shop

On July 24, 2003, we acquired all of the issued and outstanding shares of Don Sherwood Golf Shop, or Sherwood, for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. We believe that the Sherwood acquisition supports our goal of expanding our national presence while gaining exposure to one of the country’s top golf markets in San Francisco, California. We acquired all six Sherwood retail stores as part of the acquisition. The operations of Sherwood stores are included in our statements of operations and cash flows as of July 25, 2003 and do not result in any new segments for us.

In conjunction with the acquisition of Sherwood, we issued 1,433,333 shares of our common stock to existing stockholders, including our majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund a portion of the purchase price of the acquisition of Sherwood. The issuance of these additional shares increased our majority stockholder’s 79.7% controlling interest in us to an 80.9% controlling interest, including issued restricted common stock units, which entitle the holders to shares of our common stock, and excluding outstanding stock options. At January 3, 2004, our majority stockholder held a majority interest of 75.1% of our common stock on a fully diluted basis, including outstanding stock options.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including property and equipment, inventory and identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $6.4 million. Goodwill is assigned at the reporting unit level and is not deductible for income tax purposes.

Contingent consideration of $1.3 million has been placed in an escrow account by us to secure certain indemnification obligations of the selling shareholder. The escrow funds will be released upon the earlier of one year from the acquisition date or 90 days after our audited financial statements for fiscal 2003 are completed.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and other various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting policies, as have been discussed with our audit committee, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory Valuation

Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Reserves are booked on a monthly basis at 0.5% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations in fiscal 2002 and 2003 was 0.55% and 0.66% of net sales, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during fiscal 2002 and 2003, respectively, and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

Long-lived Assets, Including Goodwill and Identifiable Intangible Assets

We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill in accordance with

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We evaluate impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of our projection of estimated future discounted cash flows and other valuation methodologies. We evaluate the impairment of the book value of our long-lived assets including intangible assets subject to amortization in accordance with SFAS No. 144, Impairment of Long-Lived Assets, based on our projection of estimated future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a combination of a discount rate determined to be commensurate with the risk inherent in our current business model and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with SFAS No. 142, we determined that our recorded trademarks have indefinite useful lives and therefore are not amortized. Based on our analyses, no impairment of long-lived assets, including goodwill and identifiable intangible assets, was recorded in either fiscal 2003 or fiscal 2002.

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

Store Closure Costs

When we decide to close a store and meet the applicable accounting guidance criteria, we recognize an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

We closed two stores in fiscal 2000, one store in fiscal 2001, and two stores in fiscal 2002. We did not close any stores in fiscal 2003. These stores were selected for closure by evaluating the historical and projected financial performance of all of our stores in accordance with our store strategy. In each case, the stores that have been closed were our only store in that market and were substantially larger in size than our current store prototype. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores.

Deferred Tax Assets

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. We provide a valuation allowance for our deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future as a result of net losses, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recently Issued Accounting Pronouncements

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our results of operations or financial position.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

Results of Operations

Successor Fiscal 2003 Compared to Combined Fiscal 2002

For comparison purposes, references to “fiscal 2002” refer to the combined financial results of our predecessor from December 30, 2001 through October 15, 2002 and of Holdings from October 16, 2002 through December 28, 2002. In conjunction with the acquisition of Golfsmith, Golfsmith, being our surviving wholly owned subsidiary, issued senior secured notes at a 20% discount off of face value for gross proceeds of $75.0 million.

We had net revenues of $257.7 million, operating income of $12.7 million and net income of $1.1 million in fiscal 2003 compared to net revenues of $218.1 million, operating income of $7.7 million and a net loss of $2.2 million in fiscal 2002.

The $39.6 million increase in net revenues from fiscal 2002 to fiscal 2003 was mostly comprised of a $9.1 million increase, or 7.4%, in comparable store revenues, a $18.2 million increase in revenue generated by twelve retail stores that were opened or acquired subsequent to December 28, 2002 (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003), and a $11.2 million increase in other non-comparable stores. We consider sales of a store to be comparable commencing in the fourteenth month after the store was opened or acquired. Direct to consumer channel revenues increased $0.9 million, or 1.0%, from fiscal 2002 to fiscal 2003. International revenues increased $0.2 million, or 4.0%, from fiscal 2002 to fiscal 2003.

For fiscal 2003, gross profit was $86.7 million, or 33.7% of net revenues, compared to $75.8 million, or 34.8% of net revenues, for fiscal 2002. Increased net revenues in fiscal 2003 compared to fiscal 2002 led to higher gross profits for fiscal 2003. The decline in gross profit percentage resulted principally from higher sales in lower margin merchandise categories such as equipment. We realized additional declines in gross profit percentage as a result of multiple sales promotions during fiscal 2003 which were designed to drive revenues. Additionally, in fiscal 2003, we incurred approximately $0.7 million of non-recurring costs included in cost of goods sold resulting from the fair value adjustment made to inventory as part of the merger transaction in October 2002.

Selling, general and administrative expenses increased $11.5 million to $73.4 million for fiscal 2003 from $61.9 million for fiscal 2002. We had twelve additional retail stores in operation during fiscal 2003 compared to fiscal 2002 (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003), resulting in an increase in selling, general and administrative expenses of $7.3 million. In fiscal 2003, we also incurred increased costs relating to and resulting from the merger transaction on October 15, 2002, including a $0.6 million increase in depreciation and amortization resulting from the fair value adjustments made as part of the merger transaction. Additionally, in fiscal 2003 we incurred increased expenses of $0.9 million related to professional fees associated with our filings with the Securities and Exchange Commission and other company initiatives, $0.5 million related to management fees paid to our majority stockholder, $2.2 million related to salaries and benefits, $1.5 million related to occupancy costs such as rent and utilities, and $0.3 million related to advertising expenses. These increases were offset by a $1.8 million decrease in depreciation expense in fiscal 2003 compared to fiscal 2002.

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store openings and are expensed as incurred. Pre-opening costs are incurred primarily in the 30 days prior to the grand opening of a new store. During fiscal 2003, we incurred approximately $0.6 million in pre-opening expenses related to the opening of six new retail locations fiscal 2003. During fiscal 2002, we closed two stores and opened three stores. The two closed stores accounted for $2.0 million in net revenues and $0.3 million in operating losses in fiscal 2002. Store closure expenses were $0.3 million in fiscal 2002. Store closure expenses for stores closed in 2002 are reflected in discontinued operations in accordance with SFAS No. 144, Impairment of Long-Lived Assets. We incurred approximately $0.2 million in store pre-opening expenses in fiscal 2002.

Amortization of deferred compensation was approximately $6.0 million for fiscal 2002. Deferred compensation is related to the accounting for stock options under variable plan accounting guidance. These non-cash charges did not exist in fiscal 2003 due to all remaining outstanding options becoming vested and being either canceled in exchange for the right to receive cash or surrendered in exchange for stock units on the merger date of October 15, 2002. See "—Impact of Merger” above for further discussion.

For fiscal 2002, interest expense consisted of costs related to Golfsmith’s 12% senior subordinated notes, a mortgage note and a bank line of credit. Immediately prior to the merger in October 2002, Golfsmith repaid its senior subordinated notes and other pre-existing debt and a new line of credit was put in place. Interest expense was $11.2 million and $7.4 million in fiscal 2003 and 2002, respectively. Interest expense increased as debt balances during fiscal 2003 were almost three times higher than during most of fiscal 2002. Approximately $0.9 million of amortization of debt issuance costs resulting from the new senior secured notes and senior credit facility during fiscal 2003 as compared to approximately $0.6 million of amortization of debt issuance costs related to the senior subordinated notes and prior credit facility during fiscal 2002 also contributed to the increase in interest expense. For further discussion, see “—Liquidity and Capital Resources—Senior Secured Notes” and "—Liquidity and Capital Resources—Credit Facility” below. Interest income was approximately $0.04 million and $0.3 million in fiscal 2003 and 2002, respectively. The decrease in interest income was the result of overall lower cash and cash equivalent balances combined with lower interest rates.

Other income, net of other expenses was approximately $164,000 for fiscal 2003, compared to other income, net of other expenses of $2.4 million for fiscal 2002. In March 2002, the rights to certain intellectual property were sold for gross proceeds of $3.3 million resulting in a $2.2 million gain, which accounts for most of the difference.

On October 15, 2002, immediately prior to the merger, Golfsmith repaid in full its 12% senior subordinated notes. We recorded a loss of $8.0 million on the extinguishment of this debt, as reported in continuing operations.

We recognized a loss of $0.3 million in fiscal 2002 from discontinued operations related to the operations and final closing costs associated with closing two retail locations during fiscal 2002 due to poor operating performance and the lack of market penetration being derived from these single-store markets. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded a loss on the disposal of these assets in fiscal 2002 of $0.3 million, which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location have been eliminated from each of the consolidated balance sheets presented in this annual report. We did not close or determine any stores to be discontinued during fiscal 2003.

Minority interest expense during fiscal 2002 of $0.8 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, Golfsmith repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in the recording of negative goodwill during the fourth quarter of fiscal 2002.

Historically, Golfsmith elected to be treated as a Subchapter S Corporation under the Internal Revenue Code. Consequently, Golfsmith was not generally subject to federal income taxes because its stockholders included its income in their personal income tax returns. Concurrently with the completion of the merger, Golfsmtih converted from a Subchapter S corporation to a Subchapter C corporation and consequently became subject to federal income taxes from that date. For fiscal 2003, our income tax expense was $0.6 million, which consisted of federal, state and foreign taxes for a consolidated 38% tax rate, compared to income tax expense of $0.1 million for fiscal 2002 which related to our European and Canadian operations as well as certain state income taxes.

Combined Fiscal 2002 Compared to Predecessor Fiscal 2001

For comparison purposes, references to “fiscal 2002” refer to the combined financial results of our predecessor from December 30, 2001 through October 15, 2002 and of Holdings from October 16, 2002 through December 28, 2002.

We had net revenues of $218.1 million, operating income of $7.7 million and a net loss of $2.2 million in fiscal 2002 compared to net revenues of $221.4 million, operating income of $13.8 million and net income of $7.2 million in fiscal 2001.

The $3.3 million decline in net revenues from fiscal 2002 to fiscal 2001 was due to one store that closed in 2001 and one store that closed in January 2002 and therefore did not contribute to 2002 revenues, accounting for a reduction in revenues of $1.3 million combined with a $4.7 million reduction in revenues in our direct to consumer channel. These revenue declines were partially offset by the opening of three new stores in fiscal 2002 resulting in $2.2 million in revenues as well as an increase in international revenues of $0.5 million. Revenues from comparable stores remained consistent with a 0.1% increase from fiscal 2001 to fiscal 2002.

In fiscal 2002, gross profit was $75.8 million, or 34.8% of net revenues, compared to $78.3 million, or 35.4% of net revenues, in fiscal 2001. Gross profit declined due to the lower net revenues and lower gross profit margins resulting principally from higher sales in lower margin merchandise categories such as equipment.

Selling, general and administrative expenses, excluding store pre-opening/closing expenses, decreased $2.2 million to $61.9 million in fiscal 2002 from $64.1 million in fiscal 2001. The decrease was the result of improvements in management of administrative expenses which decreased by $2.6 million as well as a reduction in store payroll which decreased by $0.2 million. Those reductions were partially offset by a $0.6 million increase in advertising expense.

During fiscal 2002, we closed two stores, opened one store in June and opened two stores in November. The two closed stores accounted for $2.0 million and $7.8 million in net revenues and $0.3 million and $0.6 million in operating loses in fiscal 2002 and 2001, respectively. Store closure expenses were $0.3 million and $0.7 million in fiscal 2002 and 2001, respectively. Store closure expenses for stores closed in 2002 are reflected in discontinued operations in accordance with SFAS No. 144, Impairment of Long-Lived Assets. We incurred approximately $0.2 million in store pre-opening expenses in fiscal 2002.

Amortization of deferred compensation increased $5.5 million to $6.0 million in fiscal 2002 compared to $0.5 million in 2001. Deferred compensation is related to the accounting for stock options under variable plan accounting guidance. These non-cash charges increased over the prior year due to all remaining outstanding options becoming vested on the merger date of October 15, 2002. See “— Impact of Merger” above for further discussion.

For all of fiscal 2001 and a majority of fiscal 2002, interest expense consisted of costs related to Golfsmith’s 12% senior subordinated notes, a mortgage note and Golfsmith’s prior credit facility. Immediately prior to the merger in October 2002, Golfsmith repaid its senior subordinated notes and other pre-existing debt with the net proceeds from its senior secured notes, which were $67.9 million. Interest expense was $7.4 million and $6.8 million for fiscal 2002 and fiscal 2001, respectively. Interest expense increased as a result of increased borrowings in fiscal 2002 compared to fiscal 2001. The senior subordinated notes and borrowings under Golfsmith’s prior credit facility were repaid in connection with the merger in October 2002 and a new line of credit and the senior secured notes were put in place. For further discussion, see “Liquidity and Capital Resources— Senior Secured Notes” and “Liquidity and Capital Resources— Credit Facility” below. In fiscal 2002 and fiscal 2001, interest income was $0.3 million and $0.6 million, respectively.

Other income, net of other expenses was $2.4 million in fiscal 2002, compared to other income, net of other expenses of $1.0 million for fiscal 2001. The increase is due primarily to a gain on the sale of assets. In March 2002, the rights to certain intellectual property were sold for gross proceeds of $3.3 million resulting in a $2.2 million gain. In March 2001, unutilized real estate adjacent to our Austin facilities was sold, which resulted in a $1.1 million gain.

On October 15, 2002, immediately prior to the merger, Golfsmith repaid in full its 12% senior subordinated notes. We recorded a loss of $8.0 million on the extinguishment of this debt, as reported in continuing operations.

We recognized a loss of $0.3 million and $0.6 million in fiscal 2002 and 2001, respectively, from discontinued operations related to the operations and final closing costs associated with closing two retail locations in fiscal 2002 due to poor operating performance and the lack of market penetration being derived from these single-market stores. We recorded a loss on the disposal of these assets in fiscal 2002 of $0.3 million, which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for these two locations have been eliminated from the consolidated balance sheets presented in this annual report.

Minority interest expense during fiscal 2002 of $0.8 million and during fiscal 2001 of $0.6 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, Golfsmith repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in the recording of negative goodwill during the fourth quarter of fiscal 2002. In accordance with SFAS No. 141, Business Combinations, this gain was recorded on the statement of operations as an extraordinary item in fiscal 2002.

Historically, Golfsmith elected to be treated as a Subchapter S Corporation under the Internal Revenue Code. Consequently, Golfsmith was not generally subject to federal income taxes because its stockholders include in its income in their personal income tax returns. For fiscal 2002, income tax expense was $0.1 million compared to income tax expense of $0.3 million for fiscal 2001, related to our European and Canadian operations as well as certain state income taxes.

Liquidity and Capital Resources

Cash Flows

As of January 3, 2004, we had $2.9 million in cash and cash equivalents, working capital of $18.3 million and outstanding debt obligations of $78.9 million. We had $8.6 million in borrowing availability under our credit facility as of January 3, 2004.

Operating activities

Net cash provided by operating activities was $1.1 million for fiscal 2003, compared to $20.2 million in net cash provided by operating activities for fiscal 2002. This decrease in net cash provided by operations during fiscal 2003 as compared to fiscal 2002 is primarily attributable to additional cash of $13.4 million used to fund working capital requirements during fiscal 2003 as compared to fiscal 2002 as we utilized cash to grow and expand operations.

Additional cash of approximately $16.5 million was used during fiscal 2003 as compared to fiscal 2002 to fund normal inventory requirements. These requirements were primarily the result of having twelve additional retail stores in operation subsequent to fiscal 2002 combined with an increased effort to be better stocked in all retail stores during fiscal 2003. The cash used to fund inventory requirements was offset by an increase of $3.1 million in cash generated from working capital accounts during fiscal 2003 as compared to fiscal 2002. In addition, in fiscal 2002, we recognized certain non-recurring non-cash expenses, net of gains, totaling $8.6 million that were additive to the fiscal 2002 net loss in determining fiscal 2002 net cash provided by operating activities. These combined decreases in net cash provided by operating activities in fiscal 2003 compared to fiscal 2002 were offset by the fact that we generated net income of $1.1 million in fiscal 2003 compared to a net loss of $2.1 million in fiscal 2002.

Investing activities

Net cash used in investing activities was $15.3 million for fiscal 2003, compared to net cash provided by investing activities of $0.1 million for fiscal 2002.

Net cash used in investing activities for fiscal 2003 of $15.3 million was the result of capital expenditures of $5.8 million, $0.9 million related to asset purchases, and $8.6 million related to our acquisition of Don Sherwood Golf Shop. In fiscal 2003, capital expenditures were comprised of $5.2 million for new and existing stores and $0.6 million for corporate projects.

Net cash provided by investing activities for fiscal 2002 of $0.1 million was the result of proceeds from the sale of certain intellectual property of $3.3 million, which was partially offset by $3.2 million in capital expenditures. In fiscal 2002, capital expenditures were comprised of $2.7 million for new and existing stores and $0.5 million for corporate projects.

Financing activities

Net cash provided by financing activities was $5.6 million for fiscal 2003, compared to net cash used in financing activities of $48.5 million for fiscal 2002.

Net cash provided by financing activities for fiscal 2003 of $5.6 million was comprised of proceeds from a line of credit of $1.4 million, net of payments, $4.3 million in proceeds from the issuance of common stock primarily related to the purchase of Don Sherwood Golf Shop, offset by $0.1 million relating to payments of debt issuance costs and notes payable.

Net cash used in financing activities in fiscal 2002 of $48.5 million was comprised of principal payments on long-term debt of $41.7 million, payments to satisfy debt and minority interest obligations of $10.6 million, distributions to shareholders of $35.9 million as a result of the merger in October 2002 discussed above and dividends paid to stockholders of $3.5 million. We received proceeds of $43.2 million from the issuance of common stock associated with the merger.

Senior Secured Notes

On October 15, 2002, Golfsmith completed a private placement of $93.75 million aggregate principal amount at maturity of its 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. In July 2003, Golfsmith conducted an exchange offer in which it offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. We fully and unconditionally guarantee the senior secured notes. As a result of the covenants in the indenture governing the senior secured notes, our ability to borrow under the credit facility described below is restricted to a maximum of $12.5 million and the payments of dividends or repurchases of stock are limited. The proceeds from the sale of the senior secured notes were used to pay part of the cash portion of the merger consideration and for fees and expenses of the offering and merger.

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

Credit Facility

Historically, Golfsmith’s principal sources of liquidity consisted of cash from operations and financing sources. In fiscal 1998, Golfsmith issued in a private placement $30.0 million of its 12% senior subordinated notes and partnership interests that could have been converted into warrants to purchase shares of its common stock under certain circumstances. Golfsmith repaid in full the 12% senior subordinated notes in connection with the merger.

Concurrently with the merger, we entered into a revolving senior credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund its working capital requirements and for general corporate purposes. Three of our subsidiaries are borrowers under the senior credit facility and we and our other subsidiaries, including Golfsmith, fully and unconditionally guarantee the senior credit facility. The credit agreement is secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same-day funding of the revolver, as well as letters of credit up to a maximum of $1 million. The credit agreement contains various covenants restricting our activities, such as payments of dividends on our capital stock, as well as covenants regarding maximum indebtedness, minimum interest coverage ratios, maximum capital expenditures and minimum earnings levels. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loans. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement. As of January 3, 2004, We had $1.4 million in borrowing outstanding under the credit agreement and were in compliance with the covenants.

In January 2003, the senior credit facility was amended to extend the period of time permitted to obtain certain waivers from landlords of leased premises in connection with collateral under the senior credit facility. In September 2003, the senior credit facility was amended to clarify certain definitions contained in the agreement relating to minimum levels of EBITDA (as defined in the senior credit facility) for each of the three fiscal quarters ending on or about December 31, 2002, March 31, 2003,and June 30, 2003. In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June

30, 2004 and to decrease the minimum interest coverage ratios for the three fiscal quarters of 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, we believe the increased availability and the modification of certain short-term financial covenants better matches our currently projected cash needs.

Borrowings under the credit agreement are expected to increase as working capital increases in anticipation of the important selling periods in late spring and in advance of the Christmas holiday, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the credit agreement may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms. Our ability to borrow under the credit agreement is limited in some circumstances.

Capital Expenditures

Subject to our ability to generate sufficient cash flow, in fiscal year 2004 we currently plan to spend $6.0 million to $8.0 million on corporate projects, to open additional stores and/or to retrofit existing stores. However, to the extent that we use capital for acquisitions, our store openings and retrofittings will be reduced.

Contractual Obligations

Our future contractual obligations related to long-term debt and noncancellable operating leases at January 3, 2004 are as follows:

	Payments Due by Period
Contractual		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long-term debt	$93,750	$—	$18,750	$9,375	$65,625
Operating leases	$96,432	$11,970	$23,167	$20,898	$40,397

Total	$190,182	$11,970	$41,917	$30,273	$106,022

We issue purchase orders for merchandise which may be cancelled prior to the vendor’s scheduled shipment under certain circumstances, such as the vendor’s breach of its obligations to us.

We expect that our principal uses of cash for the next several years will be interest payments on the senior secured notes and the senior credit facility, capital expenditures, primarily for new store openings, possible acquisitions (to the extent permitted by the lenders under the senior credit facility and under the indenture governing the senior secured notes), working capital requirements and our contractually obligated operating lease payments. Additionally, subsequent to fiscal 2003, Golfsmith will be required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of its excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. We believe that cash from operations combined with borrowing availability under the senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from the senior credit facility be insufficient. At January 3, there was $8.1 million of borrowing availability under the senior credit facility. We believe that the financial support of our principal stockholder and the use of the senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Additional Factors That May Affect Future Results” in Item 1, “Business”, for a discussion of the risks affecting our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on the credit facility described in Item 7, “Management’s Discussion and Analysis fo Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility,” is based on variable interest rates and therefore affected by changes in market interest rates. If the maximum available under the credit facility of $12.5 million is drawn and interest rates on existing variable rate debt rose to greater than 15.25%, our results from operations and cash flows may be materially affected. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Auditors	32
Consolidated Balance Sheets at January 3, 2004 and December 28, 2002	33
Consolidated Statements of Operations for the fiscal year ended January 3, 2004 (Successor), for the period from October 16, 2002 through December 28, 2002 (Successor), for the period from December 30, 2001 through October 15, 2002 (Predecessor), and for the fiscal year ended December 29, 2001 (Predecessor)	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal year ended January 3, 2004 (Successor), for the period from October 16, 2002 through December 28, 2002 (Successor), for the period from December 30, 2001 through October 15, 2002 (Predecessor), and for the fiscal year ended December 29, 2001 (Predecessor)	36
Consolidated Statements of Cash Flows for the fiscal year ended January 3, 2004 (Successor), for the period from October 16, 2002 through December 28, 2002 (Successor), for the period from December 30, 2001 through October 15, 2002 (Predecessor), and for the fiscal year ended December 29, 2001 (Predecessor)	37
Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Golfsmith International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. (Successor to Golfsmith International Inc.) as of January 3, 2004 and December 28, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 3, 2004, the period from December 30, 2001 through October 15, 2002 (representing Golfsmith International Inc., or the “Predecessor”), the period from October 16, 2002 through December 28, 2002 (representing Golfsmith International Holdings, Inc., or the “Successor”) and for the year ended December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. (“Successor”) at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for the year ended January 3, 2004, the period from December 30, 2001 through October 15, 2002 (“Predecessor”), the period from October 16, 2002 through December 28, 2002 (“Successor”) and for the year ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Austin, Texas
February 21, 2004

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2004	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,928,109	$11,412,460
Receivables, net of allowances of $176,667 at January 3, 2004 and $242,643 at December 28, 2002	2,689,815	1,639,120
Inventories, net of reserves of $821,618 at January 3, 2004 and $818,816 at December 28, 2002	51,212,544	32,351,880
Deferred tax assets	1,437,922	67,905
Prepaid and other current assets	1,845,546	2,119,390

Total current assets	60,113,936	47,590,755
Property and equipment:
Land and buildings	21,040,387	21,017,551
Equipment, furniture, fixtures and autos	12,234,869	9,270,340
Leasehold improvements and construction in progress	10,907,168	7,015,985

	44,182,424	37,303,876
Less: accumulated depreciation and amortization	(6,100,047)	(1,258,676)

Net property and equipment	38,082,377	36,045,200
Goodwill	42,035,545	34,948,016
Tradename	11,158,000	11,158,000
Trademarks	15,459,038	15,093,396
Customer database, net of accumulated amortization of $472,111 at January 3, 2004 and $94,422 at December 28, 2002	2,927,094	3,304,783
Deferred tax assets	2,724,174	4,274,161
Debt issuance costs, net of accumulated amortization of $1,087,499 at January 3, 2004 and $178,744 at December 28, 2002	6,770,216	7,596,561
Other long-term assets	56,333	—

Total assets	$179,326,713	$160,010,872

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2004	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,604,647	$17,822,015
Accrued expenses and other current liabilities	16,762,870	12,822,302
Lines of credit	1,417,039	—

Total current liabilities	41,784,556	30,644,317
Long-term debt, less current maturities	77,482,469	75,380,045
Deferred rent	1,083,511	513,324

Total liabilities	120,350,536	106,537,686
Stockholders’ Equity:
Common stock –$.001 par value; 40,000,000 shares authorized; 21,594,597 and 20,077,931 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	21,594	20,078
Restricted common stock units –$.001 par value; 755,935 and 839,268 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	756	839
Additional capital	60,288,607	55,990,042
Other comprehensive income	186,877	48,148
Accumulated deficit	(1,521,657)	(2,585,921)

Total stockholders’ equity	58,976,177	53,473,186

Total liabilities and stockholders’ equity	$179,326,713	$160,010,872

     See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
		For the Period	For the Period
		from October	from
		16, 2002	December 30,	Fiscal Year
	Fiscal Year	through	2001 through	Ended
	Ended January	December 28,	October 15,	December 29,
	3, 2004	2002	2002	2001
Net revenues	$257,744,780	$37,830,540	$180,315,163	$221,438,496
Cost of products sold	171,083,110	25,146,178	117,206,594	143,117,798

Gross profit	86,661,670	12,684,362	63,108,569	78,320,698
Selling, general and administrative	73,400,271	13,580,912	48,308,301	64,081,753
Store pre-opening expenses	599,603	92,792	121,686	—
Amortization of deferred compensation	—	—	6,033,273	457,722

Total operating expenses	73,999,874	13,673,704	54,463,260	64,539,475

Operating income	12,661,796	(989,342)	8,645,309	13,781,223
Interest expense	(11,156,792)	(2,210,304)	(5,205,859)	(6,825,356)
Interest income	39,776	7,119	330,587	597,595
Other income	210,707	13,725	2,365,551	1,181,538
Other expense	(46,270)	(133)		(150,000)
Minority interest	—	—	(844,378)	(580,798)
Loss on debt extinguishment	—	—	(8,046,552)	—

Income (loss) from continuing operations before income taxes	1,709,217	(3,178,935)	(2,755,342)	8,004,202
Income tax (expense) benefit	(644,953)	632,934	(708,374)	(251,147)

Income (loss) from continuing operations	1,064,264	(2,546,001)	(3,463,716)	7,753,055
Loss from discontinued operations, including loss on disposal of $285,886 for the year ended December 28, 2002 (See Note 6)	—	(39,920)	(229,880)	(589,881)

Income (loss) before extraordinary item	1,064,264	(2,585,921)	(3,693,596)	7,163,174
Extraordinary gain- negative goodwill arising from purchase of minority interest (see Note 4)	—	—	4,121,927	—

Net income (loss)	$1,064,264	$(2,585,921)	$428,331	$7,163,174

See accompanying notes

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Restricted Stock
			Golfsmith		Units Golfsmith
	Golfsmith		International		International
	International, Inc.		Holdings, Inc.		Holdings, Inc.
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2000 (Predecessor)	10,000,000	$100,000	—	$—	—	$—
Stock compensation- variable employee options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Amortization of deferred interest	—	—	—	—	—	—
Comprehensive income:
Translation adjustments, cummulative translation loss of $(337,392) at December 29, 2001	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance at December 29, 2001 (Predecessor)	10,000,000	100,000	—	—	—	—
Dividends paid	—	—	—	—	—	—
Stock compensation- variable employee options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Amortization of deferred interest	—	—	—	—	—	—
Pre merger net income	—	—	—	—	—	—
Merger of Golfsmith International, Inc. into Golfsmith International Holdings, Inc.	(10,000,000)	(100,000)	—	—	—	—
Issuance of Holdings common stock net of issuance costs of $6,740,637	—	—	20,077,931	20,078	—	—
Issuance of Holdings restricted stock units	—	—	—	—	839,268	839
Balance October 15, 2002 (Predecessor)	—	$—	20,077,931	$20,078	839,268	$839

Balance October 16, 2002 (Successor)	—	$—	20,077,931	$20,078	839,268	$839
Comprehensive loss:
Translation adjustments, cummulative translation gain of $48,148 at December 28, 2002	—	—	—	—	—	—
Net loss of Holdings	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance at December 28, 2002 (Successor)	—	—	20,077,931	20,078	839,268	839
Issuance of common stock	—	—	1,433,333	1,433	—	—
Conversion of restricted stock	—	—	83,333	83	(83,333)	(83)
Comprehensive loss:
Translation adjustments, cummulative translation gain of $186,877 at January 3, 2004	—	—	—	—	—	—
Net income of Holdings	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance at January 3, 2004 (Successor)	—	$—	21,594,597	$21,594	755,935	$756

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Retained
				Other	Earnings
	Additional	Deferred	Deferred	Comprehensive	(Accumulated	Stockholders’
	Capital	Interest	Compensation	Income	Deficit)	Equity
Balance at December 30, 2000 (Predecessor)	$10,512,226	$(175,548)	$—	$(275,865)	$14,760,558	$24,921,371
Stock compensation- variable employee options	2,374,254	—	(2,374,254)	—	—	—
Amortization of deferred compensation	—	—	457,722	—	—	457,722
Amortization of deferred interest	—	38,358	—	—	—	38,358
Comprehensive income:
Translation adjustments, cummulative translation loss of $(337,392) at December 29, 2001	—	—	—	(61,527)	—	(61,527)
Net income	—	—	—	—	7,163,174	7,163,174

Total comprehensive income	—	—	—	—	—	7,101,647

Balance at December 29, 2001 (Predecessor)	12,886,480	(137,190)	(1,916,532)	(337,392)	21,923,732	32,519,098
Dividends paid	—	—	—	—	(3,237,500)	(3,237,500)
Stock compensation- variable employee options	4,116,741	—	(4,116,741)	—	—	—
Amortization of deferred compensation	—	—	6,033,273	—	—	6,033,273
Amortization of deferred interest	—	137,190	—	—	—	137,190
Pre merger net income	—	—	—	—	428,331	428,331
Merger of Golfsmith International, Inc. into Golfsmith International Holdings, Inc.	(17,003,221)	—	—	337,392	(19,114,563)	(35,880,392)
Issuance of Holdings common stock net of issuance costs of $6,740,637	53,473,079	—	—	—	—	53,493,157
Issuance of Holdings restricted stock units	2,516,963	—	—	—	—	2,517,802
Balance October 15, 2002 (Predecessor)	$55,990,042	$—	$—	$—	$—	$56,010,959

Balance October 16, 2002 (Successor)	$55,990,042	$—	$—	$—	$—	$56,010,959
Comprehensive loss:
Translation adjustments, cummulative translation gain of $48,148 at December 28, 2002	—	—	—	48,148	—	48,148
Net loss of Holdings	—	—	—	—	(2,585,921)	(2,585,921)

Total comprehensive loss	—	—	—	—	—	(2,537,773)

Balance at December 28, 2002 (Successor)	55,990,042	—	—	48,148	(2,585,921)	53,473,186
Issuance of common stock	4,298,565	—	—	—	—	4,299,998
Conversion of restricted stock	—	—	—	—	—	—
Comprehensive loss:
Translation adjustments, cummulative translation gain of $186,877 at January 3, 2004	—	—	—	138,729	—	138,729
Net income of Holdings	—	—	—	—	1,064,264	1,064,264

Total comprehensive income	—	—	—	—	—	1,202,993

Balance at January 3, 2004 (Successor)	$60,288,607	$—	$—	$186,877	$(1,521,657)	$58,976,177

See accompanying notes

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		For the Period	For the Period
		from October	from December
		16, 2002	30, 2001	Fiscal Year
	Fiscal Year	through	through	Ended
	Ended January	December 28,	October 15,	December 29,
	3, 2004	2002	2002	2001
Operating Activities
Net income (loss)	$1,064,264	$(2,585,921)	$428,331	$7,163,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,850,711	1,255,251	4,776,431	6,455,080
Amortization of intangible assets	377,689	94,422	31,959	261,835
Amortization of debt issue costs and debt discount	3,011,179	558,788	1,821,074	2,000,700
Interest paid with issuance of in-kind debt	—	—	—	954,810
Minority interest	—	—	844,378	580,798
Stock compensation to non-employee	—	—	30,284	38,358
Stock compensation - variable employee options	—	—	6,033,273	457,722
Net loss (gain) on sale of real estate and other assets	3,069	—	(2,215,735)	(980,233)
Loss on extinguishment of debt	—	—	8,046,552	—
Extraordinary gain- negative goodwill arising from purchase of minority interest	—	—	(4,121,927)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,109,008)	462,403	959,130	6,001,531
Inventories	(14,196,793)	799,837	1,512,546	10,621,937
Prepaid and other assets	323,305	(475,753)	(457,688)	992,458
Deferred income taxes	179,970	(439,814)	—	—
Accounts payable	3,346,528	4,767,312	(5,884,333)	6,597,510
Accrued expenses and other current liabilities	2,632,298	3,861,433	15,363	11,586
Deferred rent	570,187	404,817	(304,597)	373,870

Net cash provided by operating activities	1,053,399	8,702,775	11,515,041	41,531,136
Investing Activities
Purchase of property, plant and equipment	(5,759,429)	(1,126,683)	(2,086,323)	(1,344,843)
Proceeds from sale of real estate and other assets	18,046	—	3,313,022	1,395,736
Purchase of assets and other	(956,676)	—	—	—
Purchase of business, net of cash received	(8,585,560)	—	—	—

Net cash provided by (used in) investing activities	(15,283,619)	(1,126,683)	1,226,699	50,893
Financing Activities
Principal payments on lines of credit	(27,178,727)	—	(9,840,843)	(20,115,977)
Proceeds from lines of credit	28,595,766	—	9,807,280	12,977,194
Principal payments on term note	—	—	(41,698,481)	(5,999,996)
Proceeds from issuance of common stock	4,299,998	—	43,243,157	—
Payments to satisfy debt and minority interest obligations	—	—	(10,634,165)	—
Distributions to shareholders	—	—	(35,880,392)	—
Dividends paid	—	—	(3,237,500)	—
Dividends paid to minority interest owners	—	—	(262,500)	—
Debt issuance costs	(82,410)	—	—	—
Other	(23,264)	—	—	—

Net cash provided by (used in) financing activities	5,611,363	—	(48,503,444)	(13,138,779)
Effect of exchange rate changes on cash	134,506	48,148	—	(42,475)

Change in cash and cash equivalents	(8,484,351)	7,624,240	(35,761,704)	28,400,775
Cash and cash equivalents, beginning of period	11,412,460	3,788,220	39,549,924	11,149,149

Cash and cash equivalents, end of period	$2,928,109	$11,412,460	$3,788,220	$39,549,924

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Successor		Predecessor
		For the Period
		from October 16,	For the Period
		2002 through	from December 30,	Year Ended
	Year Ended	December 28,	2001 through	December 29,
	January 3, 2004	2002	October 15, 2002	2001
Supplemental cash flow information:
Interest payments	$7,130,032	$6,529	$4,078,658	$4,322,284
Tax payments	699,198	15,325	493,392	250,591
Amortization of discount on senior subordinated notes	—	—	1,369,447	1,620,349
Amortization of discount on senior secured notes	2,102,424	380,045	—	—
Issuance of common stock units in connection with business combination	—	—	2,517,802	—
Management rollover of Golfsmith International, Inc. equity into Golfsmith International Holdings, Inc. equity	—	—	10,250,000	—
Issuance of senior secured notes in business combination	—	—	75,000,000	—

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2004

1. Nature of Business and Summary of Significant Accounting Policies

Basis of Presentation and Change in Reporting Entity

The accompanying consolidated financial statements include the accounts of Golfsmith International Holdings, Inc. (“Holdings”, the “Company”, or “Successor”) and its wholly owned subsidiary Golfsmith International, Inc. (“Golfsmith” or “Predecessor”). Holdings was formed on September 4, 2002 as a Delaware corporation to acquire all of the outstanding shares of common stock of Golfsmith. Holdings acquired Golfsmith on October 15, 2002 (See Note 2). Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary Golfsmith and did not have operations prior to the acquisition of Golfsmith; accordingly these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

For purposes of presentation, the accompanying statements of operations and cash flows for the period from December 30, 2001 through October 15, 2002 and for the year ended December 29, 2001 reflect the operating results and cash flows of Golfsmith prior to its acquisition by Holdings on October 15, 2002. The accompanying statements of operations and cash flows for the year ended January 3, 2004 and for the period from October 16, 2002 through December 28, 2002 reflect the sum of the consolidated operating results and cash flows of Golfsmith and Holdings.

Nature of Operations

The Company is a multi-channel, specialty retailer of golf equipment and related accessories and is a designer and marketer of golf equipment. Golfsmith offers equipment from leading manufacturers, including Callaway® Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, the Company offers its own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo ®. The Company markets its products through 38 superstores as well as through its direct-to-consumer channel, which includes its clubmaking and accessory catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, Harvey Penick.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company’s future results of operations and financial position. The Company uses estimates when accounting for depreciation and amortization, allowance for doubtful accounts, income taxes, allowance for obsolete inventory and allowance for sales returns.

Cash Equivalents

Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have maturities when purchased of three months or less.

Inventories

Inventories consist primarily of finished goods (i.e., golf equipment and accessories) and are stated at the lower of cost (weighted average) or market. Inbound freight charges, import fees and vendor discount charges are capitalized into inventory upon receipt of the purchased goods. These costs are included in cost of products sold upon the sale of the respective inventory item.

Concentration of Foreign Suppliers

The Company derives a significant portion of its sales from products supplied by manufacturers located outside the United States (primarily China). While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside the U.S.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the related assets, generally 5 to 10 years for equipment, furniture, and fixtures and 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated life of the leasehold improvement. The Company capitalizes eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the expected useful life of the software. Repair and maintenance costs are expensed as incurred.

Long-lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made and is recorded in continuing operations.

Long-lived assets to be disposed of by sale are classified as held-for-sale in the period in which the established criteria of SFAS No. 144 are met.

Long-lived asset to be disposed of other than by sale are classified as held-and-used until the disposal occurs. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made and is recorded in continuing operations until the related assets are disposed of. The Company recorded a loss from discontinued operations of $0.2 million during the period from December 30, 2001 through October 15, 2002 and $0.1 million during the period from October 16, 2002 through December 28, 2002 related to the disposal of assets.

Foreign Currency Translation

In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity as the local currency is the functional currency. Gains and losses from foreign currency denominated transactions are included in “Other income” in the consolidated statement of operations and were not significant for the years presented.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and accounts receivable. Excess cash is invested in high-quality, short-term, liquid money instruments issued by highly rated financial institutions. Concentration of credit risk with respect to the Company’s receivables is minimized due to the large number of customers, individually small balances, and short payment terms.

The Company maintains an allowance for estimated losses resulting from non-collection of customer receivables based on: historical collection experience, age of the receivable balance, both individually and in the aggregate, and general economic conditions. The Company generally does not require collateral.

Fair Value of Financial Instruments

Fair value and carrying amounts for financial instruments may differ due to instruments that provide fixed interest rates or contain fixed interest rate elements. Such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. The carrying value of the Company’s financial instruments approximates fair value, except for differences with respect to long-term, fixed rate debt, which are not significant. Fair value for such instruments is based on estimates using present value or other valuation techniques.

Revenue Recognition

The Company recognizes retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card.

Catalog and e-commerce sales are recorded upon shipment of merchandise. This policy is based on: (1) the customer has already paid for the goods with a credit card, thus minimal collectibility risk exists, (2) the equipment being shipped is complete and ready for shipment at the time of shipment, (3) the date of delivery is within a reasonable time of the order, generally within one week, (4) the Company has no further obligations once the product is shipped, (5) the Company’s custodial risks are insured by a third party shipping company, and (6) the Company records an allowance for estimated returns in the period of sale.

The Company recognizes revenue from the Harvey Penick Golf Academy instructional school at the time the services are performed.

Revenues from the sale of gift certificates are recorded upon the redemption of the gift certificate for the purchase of tangible products at the time the customer takes possession of the merchandise. At the purchase of a gift certificate, a liability is recorded until the redemption of the certificate for merchandise occurs.

For all merchandise sales, the Company reserves for sales returns in the period of sale through estimates based on historical experience.

Shipping and Handling Costs

Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in revenues. Shipping and handling costs incurred by the Company are included in cost of products sold.

Vendor Rebates and Promotions

The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual supplier and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of products sold and cooperative promotional income is recorded as a reduction of selling, general and administrative expenses. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the accompanying consolidated balance sheets as of January 3, 2004, and December 28, 2002 were approximately $0.7 million and $0.3 million, respectively. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $1.2 million for the fiscal year ended January 3, 2004, $0.2 million for the period from October 16, 2002 through December 28, 2002, $0.7 million for the period from December 30, 2001 through October 15, 2002, and $1.0 million for the fiscal year ended December 29, 2001. Vendor rebate income received and recorded as a reduction of cost of products sold was $0.8 million for the year ended January 3, 2004, $0.1 million for the period from October 16, 2002 through December 28, 2002, $0.4 million for the period from December 30, 2001 through October 15, 2002, and $0.5 million for the fiscal year ended December 29, 2001.

Store Pre-opening and Closing Expenses

Costs associated with the opening of a new store, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. When the Company decides to close a store, the Company recognizes an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require the Company to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Income Taxes

Prior to October 15, 2002, Golfsmith elected to be treated as a Subchapter S Corporation under the Internal Revenue Code of 1986 as amended, whereby federal income taxes are the responsibility of the individual stockholders. Accordingly, Golfsmith did not provide for federal income taxes. Effective October 15, 2002, Golfsmith merged with BGA Acquisition Corporation, a wholly owned subsidiary of Holdings, with the surviving entity (Holdings’ subsidiary) being Golfsmith International, Inc. As part of the merger, Golfsmith’s Subchapter S status was terminated; thus, the Company became subject to corporate income taxes beginning October 15, 2002.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes were provided for all temporary differences existing at the date of Golfsmith’s termination of its Subchapter S status. Deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Catalog Costs and Advertising

Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company capitalized approximately $0.7 million and $0.8 million in catalog costs at January 3, 2004 and December 28, 2002, respectively. Advertising costs are expensed as incurred. Advertising costs totaled approximately $14.4 million for the fiscal year ended January 3, 2004, $3.2 million for the period from October 16, 2002 through December 28, 2002, $10.0 million for the period from December 30, 2001 through October 15, 2002, and $12.8 million for the fiscal year ended December 29, 2001. These amounts include amortization of catalog costs of approximately $8.6 million for the fiscal year ended January 3, 2004, $2.0 million for the period from October 16, 2002 through December 28, 2002, $6.4 million for the period from December 30, 2001 to October 15, 2002, and $8.6 million for the fiscal year ended December 29, 2001.

Debt Issuance Costs

Issuance costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the fiscal year ended January 3, 2004, for the period from October 16, 2002 through December 28, 2002, the period from December 30, 2001 through October 15, 2002, and for the fiscal year ended 2001 totaled approximately $0.9 million, $0.5 million, $0.2 million, and $0.4 million, respectively. Approximately $1.7 million of debt issuance costs were written off on October 15, 2002 (the merger date) because the debt was paid off. Of this expense approximately $1.5 million is included in the loss on debt extinguishment in the accompanying statement of operations for the period from December 30, 2001 through October 15, 2002.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. Beginning in 2002, the Company adopted Statement of Financial Accounting Standard 142, Goodwill and Other Intangible Assets (“Statement 142”). In accordance with Statement 142, the Company periodically assesses its intangible assets, including goodwill, for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable based on our projections of estimated future discounted cash flows and other valuation methodologies. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles and goodwill is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. The Company performs its annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year. Goodwill is allocated to one enterprise-level reporting unit for impairment testing.

Identifiable intangible assets consist of trademarks, the Golfsmith tradename and customer databases acquired. The customer database intangible asset is considered a definite lived intangible asset in accordance with Statement 142 and is being amortized using the straight-line method over its estimated useful life of 9 years. Both the trademark and tradename intangible assets are considered indefinite lived intangible assets under Statement 142. As such, amortization for these indefinite lived assets is replaced with periodic impairment review.

It is the Company’s policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Insurance and Self-Insurance Reserves

The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

In December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting For Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FASB No. 123 on reported net income (loss).

In June 2003, the Company issued 1,840,500 options to purchase common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan. The options were issued with an exercise price of $3.00 per share and have a ten year term.

The following table illustrates the effect on net income (loss), if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor		Predecessor
		For the Period	For the Period
		from October	from December
		16, 2002	30, 2001	Fiscal Year
	Fiscal Year	through	through	Ended
	Ended January	December 28,	October 15,	December 29,
	3, 2004	2002	2002	2001
Net Income (loss) as reported	$1,064,264	$(2,585,921)	$428,331	$7,163,174
Total stock-based compensation cost, net of related tax effects included in the determination of net income (loss) as reported	—	—	6,063,557	496,080
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(97,585)	—	(6,078,057)	—

Pro forma net income (loss)	$966,679	$(2,585,921)	$413,831	$7,659,254

Segments

The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks. The combined predecessor and successor fiscal year ended December 28, 2002 and the predecessor fiscal year ended December 29, 2001 each consisted of 52 weeks.

Recently Issued Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or financial position.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

2. Business Combinations

Golfsmith International, Inc.

On October 15, 2002, the Company acquired all of the issued and outstanding shares of Golfsmith. The total purchase price was $121.0 million including related acquisition costs of $6.7 million. Atlantic Equity Partners III, L.P., the Company’s majority stockholder, acquires profitable companies that it believes to be leaders in their respective markets and that it believes will increase in value over time. The Company believed that Golfsmith satisfied these criteria based on its profitable business, its investment in infrastructure to support additional growth, and its private label brands. The Company believed that these attributes would allow Golfsmith opportunities to increase in value, and therefore justified the purchase price that exceeded the fair market value of the assets.

In conjunction with the acquisition of Golfsmith, the Company issued 20,077,931 shares of common stock and 839,268 restricted stock units to investors for approximately $62.8 million, excluding related issuance costs. Golfsmith International, Inc., being the surviving wholly owned subsidiary of the Company, issued Senior Secured Notes at a 20% discount off of face value for consideration of $75.0 million (see Note 5). The proceeds from the issuance of common stock and restricted stock units and the new Senior Secured Notes were utilized to fund the acquisition of Golfsmith.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the date of acquisition as determined by an independent valuation obtained by the Company. Such allocation resulted in goodwill of $34.9 million. Goodwill is assigned at the enterprise level and is deductible for income tax purposes. Subsequent to the acquisition, the purchase price, and related goodwill, was adjusted by $0.7 million for additional transaction costs incurred.

The consolidated financial statements have been prepared giving effect to the recapitalization of the Company in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions, as a partial purchase. Under EITF 88-16, the Company was revalued at the merger date to fair value to the extent of the majority stockholder’s 79.7% controlling interest in the Company. The remaining 20.3% is accounted for at the continuing stockholders’ carryover basis in the Company. The excess of the purchase price over the historical basis of the net assets acquired has been applied to adjust net assets to their fair values to the extent of the majority stockholder’s 79.7% ownership.

Contingent consideration of $6,250,000 was placed in an escrow account by the selling stockholders to secure certain indemnification obligations of the sellers. In accordance with the merger agreement, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to the Company based on the post-merger review of Golfsmith’s working capital. This amount was paid out of the escrow account on June 20, 2003. The Company has adjusted the purchase price allocation accordingly. On July 24, 2003, $1,107,579 was paid to the Company from the selling stockholders escrow account for the repayment of certain obligations owed by the selling stockholders that were paid by the Company. On April 15, 2004, any remaining escrow funds will be dispersed. Concurrent with the acquisition, Golfsmith changed status from a Subchapter S Corporation to a C Corporation that is subject to federal income taxes.

Don Sherwood Golf Shop

On July 24, 2003, the Company acquired all issued and outstanding shares of Don Sherwood Golf Shop (“Sherwood”) for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. The Company believes that the Sherwood acquisition supports the Company’s goals of expanding its national presence while gaining exposure to one of the country’s top golf markets in San Francisco, California. The Company acquired all six Sherwood retail stores as part of the acquisition. The operations of Sherwood stores are included in the Company’s consolidated statement of operations and cash flows as of July 25, 2003.

In conjunction with the acquisition of Sherwood, the Company issued 1,433,333 shares of common stock to existing stockholders, including its majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund a portion of the acquisition of Sherwood. The issuance of these additional shares increased the majority stockholder’s 79.7% controlling interest in the Company to an 80.9% controlling interest, including issued restricted common stock units, which entitle the holders to shares of the Company’s common stock, and excluding outstanding stock options.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including property and equipment, inventory and identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $6.4 million. Goodwill is assigned at the reporting unit level and is not deductible for income tax purposes.

Contingent consideration of $1.3 million has been placed in an escrow account by the Company to secure certain indemnification obligations of the selling shareholder. The escrow funds will be released on the earlier of one year from the acquisition date or 90 days after the Company’s audited financial statements for fiscal 2003 are completed.

3. Asset Acquisition

On May 22, 2003, the Company acquired the assets and technology of Zevo Golf Co., Inc. (“Zevo”). The total purchase consideration has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. As a result of the acquisition, Golfsmith has obtained additional technology through the patented “PreLoaded” technology for drivers and “Flying Buttress” design for irons as well as an additional proprietary label.

4. Intangible Assets

In July 2001, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) was issued. SFAS No. 142 requires that ratable amortization of intangible assets with indefinite lives, including goodwill, be replaced with periodic review and analysis for possible impairment. Intangible assets with definite lives must be amortized over their estimated useful lives. On January 1, 2002, the Company adopted SFAS No. 142. As a result, the Company no longer amortizes its acquired trademarks, thereby eliminating estimated amortization of approximately $144,000, for the combined fiscal year ended December 28, 2002.

As required by Statement 142, prior period results are not restated; however, the following presents the Company’s reported net income (loss) and income (loss) as adjusted for the exclusion of trademark amortization:

	Successor		Predecessor
		Period from	Period from
		October 16,	December 30,	Fiscal Year
	Fiscal Year	2002 through	2001 through	Ended
	Ended January	December 28,	October 15,	December 29,
	3, 2004	2002	2002	2001
Net income (loss):
As Reported	$1,064,264	$(2,585,921)	$428,331	$7,163,174
Add: trademark amortization expense	—	—	—	261,835

Adjusted net income (loss)	$1,064,264	$(2,585,921)	$428,331	$7,425,009

Intangible assets with definite lives

Following is a summary of the Company’s intangible assets that are subject to amortization:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer databases	$3,399,205	$(472,111)	$2,927,094

The net carrying amount of customer databases intangible assets relates solely to the merger transaction between Golfsmith and Holdings discussed in Note 2. Total amortization expense was $377,689 for the fiscal year ended January 3, 2004, $94,422 for the period from October 16, 2002 through December 28, 2002, and $0 for the period from December 30, 2001 through October 15, 2002, and is recorded in selling, general, and administration costs on the consolidated statement of operations.

Estimated future annual amortization expense is as follows:

2004	$377,689
2005	377,689
2006	377,689
2007	377,689
2008	377,689
Thereafter	1,038,649

$2,927,094

5. Debt

Long-term debt at January 3, 2004 and December 28, 2002 consisted of the following:

	January 3,	December 28,
	2004	2002
Senior secured notes due October 15, 2009 (see discussion below)	$93,750,000	$93,750,000

Total long-term debt	93,750,000	93,750,000
Less current maturities	—	—
Long-term portion	93,750,000	93,750,000
Unamortized discount on senior secured notes	(16,267,531)	(18,369,955)

Long-term debt, net of discount	$77,482,469	$75,380,045

As of January 3, 2004, the annual maturities of long-term debt were as follows:

2004	$—
2005	—
2006	—
2007	18,750,000
2008	9,375,000
Thereafter	65,625,000

$93,750,000

Senior Secured Notes

On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes (the “notes”) due in 2009 at a discount of 20%, or $18.75 million. Interest payments are required semi-annually on March 1 and September 1, beginning on March 1, 2003. The notes rank equal in right with any other senior indebtedness, including indebtedness under Golfsmith’s senior credit facility. The notes are fully and unconditionally guaranteed by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of January 3, 2004 and December 28, 2002, the notes were guaranteed by all Golfsmith subsidiaries.

The notes and each guarantee is secured by all of Golfsmith’s real property, equipment and proceeds thereof as well as by substantially all of Golfsmith’s other assets.

Golfsmith has the option to redeem some or all of the notes at any time prior to October 15, 2006 at a make-whole redemption price. On or after October 15, 2006, Golfsmith has the option to redeem some or all of the notes at a redemption price that will decrease ratably from 106.5% of accreted value to 100.0% of accreted value on October 15, 2008, in all cases plus accrued but unpaid interest. Prior to October 15, 2005, Golfsmith also has the option, under certain circumstances, to redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 113% of accreted value plus accrued but unpaid interest.

The terms of the notes require Golfsmith to make partial pro rata redemptions of the principal amount at maturity of each note, plus accrued but unpaid interest to the redemption date as follows:

Percentages of Notes
Mandatory Redemption Date	Required to be Redeemed
October 15, 2007	20%
October 15, 2008	10%

The redemption requirements may be reduced by the aggregate principal amount at maturity of any notes Golfsmith has previously repurchased.

Additionally, subsequent to fiscal 2003, Golfsmith is required under the notes to (i) offer to repurchase a portion of the notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of Golfsmith’s excess cash flow, as defined in the agreement; (ii) under certain circumstances, Golfsmith is required to repurchase the notes at specified redemption prices in the event of a change in control.

Additionally, the terms of the notes limit the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the notes also contain certain other restrictive covenants. As of January 3, 2004 and December 28, 2002, Golfsmith was in compliance with the covenants imposed by the notes.

In July 2003, Golfsmith conducted an exchange offer in which it offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. The notes are recorded on the January 3, 2004 and December 28, 2002 balance sheets net of an original issuance discount of $18.75 million that is being amortized to interest expense over the term of the notes using the interest method.

Senior Credit Facility

On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, the Company entered into a new senior credit facility with a third party for up to $10.0 million in available revolver funds. Additionally, the senior credit facility allows for up to $1.0 million in authorized letters of credit. Borrowings under the senior credit facility are secured by substantially all of Golfsmith’s current and future assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. The senior credit facility is fully guaranteed by Holdings.

The senior credit facility has a term of 4.5 years and available amounts under the facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory.

The senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations. The facility also contains certain additional covenants, including financial covenants. As of January 3, 2004 and December 28, 2002, the Company was in compliance with these covenants.

Borrowings under the credit facility may be made, at the Company's option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. The weighted-average interest rate on borrowings under the senior credit facility during fiscal 2003 was 5.1%. The Company is required to pay commitment fees of 0.50% of the undrawn availability as calculated under the agreement. These fees were not significant for all years presented for which the senior credit facility as effective. At January 3, 2004, the Company had $1.4 million outstanding under the senior credit facility. There were no outstanding amounts under the senior credit facility at December 28, 2002.

In January 2003, the senior credit facility was amended to extend the period of time permitted to obtain certain waivers from landlords of leased premises in connection with collateral under the senior credit facility. In September 2003, the senior credit facility was amended to clarify certain definitions contained in the agreement relating to minimum levels of EBITDA (as defined in the senior credit facility) for each of the three fiscal quarters ending on or about December 31, 2002, March 31, 2003,and June 30, 2003.

In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June 30, 2004 and to decrease the minimum interest coverage ratios for the three fiscal quarters of 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, the Company believes the increased availability and the modification of certain short-term financial covenants better matches its currently projected cash needs.

Senior Subordinated Notes

On August 17, 1998, Golfsmith issued in a private placement $30.0 million senior subordinated pay-in-kind notes (the “Subordinated Notes”) and partnership interests that may be converted into warrants to purchase 810,811 shares of Golfsmith’s common stock for $.01 per share, under certain circumstances. In 1998, the partnership interests for 7.5% of Golfsmith Holdings (a wholly-owned subsidiary of Golfsmith International, Inc.) were valued at $12.0 million. Since the interests are related to a Golfsmith subsidiary that is consolidated, the value of the interests were recorded as minority interest on the consolidated balance sheet. The value of the minority interest was offset as a discount to the Subordinated Notes. Immediately prior to the merger, Golfsmith repurchased the minority interest which had a carrying value of $13.1 million for cash consideration of $9.0 million resulting in negative goodwill of $4.1 million. In accordance with FAS 141, this is recorded in the period from December 30, 2001 through October 15, 2002, as an extraordinary item in the consolidated statement of operations.

Holders of the Subordinated Notes were entitled to receive interest, payable quarterly, at Golfsmith’s option in cash, or in-kind, through the issuance of additional Subordinated Notes, both at 12% per annum. The Subordinated Notes were to mature on August 1, 2005, representing a yield to maturity of 22.6%. During the period from December 30, 2001 through October 15, 2002, the period from October 16, 2002 through December 28, 2002 and fiscal year 2001, Golfsmith issued $0, $0 and $1.0 million, respectively, in additional Subordinated Notes for the payment of interest.

On October 15, 2002, immediately prior to the merger of Golfsmith with Holdings, the Subordinated Notes were repaid in full. During the period from December 30, 2001 through October 15, 2002, Golfsmith recorded a loss on this extinguishment of senior subordinated debt of $8.0 million.

Old Bank Debt

In 2000, Golfsmith entered into a loan agreement (the “Loan Agreement”) providing for term loan (“Term Loan”) borrowings of $15.0 million and revolver borrowings up to $40.0 million (“Revolver”), subject to certain limitations. This Loan Agreement replaced a 1997 credit agreement that provided for borrowings up to $46.0 million that expired in 2000 and certain mortgage notes totaling $2.8 million as of November 13, 2000. The Term Loan was secured by a pledge of Golfsmith’s land and buildings. The Revolver was secured by a pledge of Golfsmith’s inventory, receivables, and certain other assets and contained significant covenants and restrictions. On October 15, 2002 Golfsmith’s existing line of credit was terminated.

6. Store Closure and Asset Impairments

A summary of the Company’s store closures and asset impairments is as follows:

	Number
	of	Revenues Generated	Cash Flows Generated	Total Store
	Stores	by the Closed Stores	by the Closed Stores in	Closure
Period	Closed	in the Year of Closure	the Year of Closure	Costs
Fiscal 2003	0	$—	$—	$—
October 16, 2002 through December 28, 2002 (Successor)	0	—	(39,920)	39,920
December 30, 2001 through October 15, 2002 (Predecessor)	2	1,987,226	(208,396)	229,880
Fiscal 2001 (Predecessor)	1	3,350,000	(419,672)	655,130

The Company has closed five retail locations since its inception due to poor operating performance and the lack of market penetration being derived from these single-market stores. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values and lease termination costs. These store-closing expenses in the period from December 30, 2001 through October 15, 2002 and in the period from October 16, 2002 through December 28, 2002 are reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for these closed locations have been eliminated from the consolidated balance sheet as the net assets were disposed of prior to December 28, 2002. There were no store closures in fiscal 2003.

7. Commitments

Lease Commitments

The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance. Rent expense was $9.5 million for the fiscal year ended January 3, 2004, $1.5 million for the period from October 16, 2002 through December 28, 2002, $5.9 million for the period from December 30, 2001 through October 15, 2002, and $8.1 million for the fiscal year ended December 29, 2001.

At January 3, 2004, future minimum payments due and sublease income to be received, under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease
	Obligations	Sublease Income
2004	$11,970,283	$537,265
2005	11,782,791	518,550
2006	11,384,045	532,575
2007	10,931,243	537,250
2008	9,966,439	362,250
Thereafter	40,397,611	1,446,913

Total minimum lease payments	$96,432,412

Total minimum sublease rentals		$3,934,803

Deferred rent consists of the step-rent accrual related to the Company’s store leases. In accordance with FASB Statement No. 13, Accounting for Leases, rental expense for the Company’s store leases is recognized on a straight-line basis even though a majority of the store leases contain escalation clauses.

Golfsmith has entered into certain sublease agreements with third parties to sublease retail space previously occupied by Golfsmith. The sublease terms ending dates range from 2004 to 2013. Sublease income recorded as a reduction of rent expense was $0.3 million in fiscal 2003, $0.1 million for the period from October 16, 2002 through December 28, 2002, $0.2 million for the period from December 30, 2001 through October 15, 2002 and $0 in fiscal 2001. Future minimum sublease payments to be received by Golfsmith over the terms of the leases are noted in the table above.

Employment Agreements

The Company has entered into employment agreements with James D. Thompson, the Company’s president and chief executive officer, and with Virginia Bunte, the Company’s chief financial officer. The Company also entered into employment agreements with Carl Paul and Franklin Paul to provide advising services. You should read the information set forth in Item 11, “Executive Compensation – Employment Agreements,” in this annual report for a description of these agreements.

8. Guarantees

Holdings fully and unconditionally guarantees both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At January 3, 2004 there was $1.4 million outstanding under the senior credit facility and $77.5 million outstanding on the senior secured notes. Holdings’ guarantee of Golfsmith’s senior secured notes and senior credit facility is explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45 as it meets the definition of an intercompany guarantee.

The following represents certain stand-alone information for the fiscal years ended January 3, 2004 and December 28, 2002 for the issuer and certain guarantors of the senior secured notes and the senior credit facility:

Fiscal Year Ended January 3, 2004

			Golfsmith	Golfsmith
	Holdings	Golfsmith	Canada	Europe	Eliminations	Total
Assets	$—	$176,974,627	$1,615,054	$2,303,100	(1,566,068)	$179,326,713
Debt	—	(78,899,508)	—	—	—	(78,899,508)
Net revenues	—	248,997,549	3,129,311	5,617,920	—	257,744,780
Net income	—	22,649	527,162	514,453	—	1,064,264

Fiscal Year Ended December 28, 2002

			Golfsmith	Golfsmith
	Holdings	Golfsmith	Canada	Europe	Eliminations	Total
Assets	$—	$158,115,783	$1,118,250	$1,555,754	(778,915)	$160,010,872
Debt	—	(75,380,045)	—	(149,832)	149,832	(75,380,045)
Net Revenues (Predecessor)	—	173,118,838	2,546,407	4,649,918	—	180,315,163
Net Revenues (Successor)	—	36,936,204	273,602	620,734	—	37,830,540
Net income (loss) (Predecessor)	—	(590,619)	372,050	646,900	—	428,331
Net income (loss) (Successor)	—	(3,080,176)	530,048	(35,793)	—	(2,585,921)

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. Golfsmith accrued and settled approximately $0.3 million for product warranties during the period from December 30, 2001 through October 15, 2002. For all other periods presented, warranty costs were immaterial.

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following at January 3, 2004 and December 28, 2002, respectively:

	January 3,	December 28,
	2004	2002
Salaries and benefits	$1,998,142	$2,206,568
Interest	2,675,824	1,660,246
Allowance for returns reserve	1,357,173	1,098,029
Gift certificates	5,990,485	3,785,669
Taxes	3,102,040	2,456,960
Other	1,639,206	1,614,830

Total	$16,762,870	$12,822,302

10. Other Income and Expense

Other income was $211,000 in fiscal 2003, $14,000 for the period from October 16, 2002 through December 28, 2002, $2.4 million for the period from December 30, 2001 through October 15, 2002, and $1.2 million in fiscal 2001. During the period from December 30, 2001 through October 15, 2002, Golfsmith recorded a gain of $2.2 million on the sale of trademark rights to a third party. The trademark rights were sold for $3.3 million and had a book value of $1.1 million. During 2001, Golfsmith recorded a gain of $1.0 million on the sale of property owned in Austin, Texas. The property was sold for gross proceeds of $1.4 million and had a book value of $0.4 million.

Other expense was not significant during any of the years presented.

11. Retirement and Profit Sharing Plans

During 1998, the Board of Directors approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. The Company contributed approximately $259,000 during the fiscal year ended January 3, 2004, $35,000 for the period from October 16, 2002 through December 28, 2002, $243,000 for the period from December 30, 2001 through October 15, 2002, and $292,000 to the Plan during the fiscal year ended December 29, 2001.

In 2002, the Company established the 2002 Incentive Plan under which the Company agreed to pay specified bonuses to eligible management employees based upon their individual and company-wide performance. The bonuses are payable within 90 days of the end of the Company’s fiscal year.

12. Common Stock

Golfsmith International Holdings, Inc.

Holdings has authorized 40.0 million shares of common stock, par value $.001 per share, of which 21,594,597 and 20,077,931 shares were issued and outstanding at January 3, 2004 and December 28, 2002, respectively.

Golfsmith International, Inc.

Prior to the merger on October 15, 2002, Golfsmith International, Inc. had authorized 20.0 million shares of common stock, par value $.01 per share, of which 10.0 million shares were outstanding at December 29, 2001.

Subsequent to the merger on October 15, 2002, the surviving operating entity Golfsmith is authorized to issue 100 shares of its $.01 par value common stock. All 100 shares were issued and outstanding as of January 3, 2004 and December 28, 2002. Holdings, the parent of Golfsmith, holds all of Golfsmith’s outstanding common stock.

Dividends

Golfsmith declared and paid cash dividends of $3.5 million and $0 in the period from December 30, 2001 through October 15, 2002 and fiscal 2001, respectively, to all common shareholders on the date of record. Holdings has not declared or paid any dividends.

Capital Shares Reserved For Issuance

At January 3, 2004, the Company has reserved the following shares of common stock for issuance:

Stock options	2,850,000
Restricted stock units	755,935
Additional authorized common shares	14,799,468

Total unissued authorized common shares	18,405,403

13. Restricted Stock Units

In October 2002, concurrent with the merger transaction between Holdings and Golfsmith, Holdings awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units are granted with certain restrictions as defined in the agreement. There were 755,935 and 839,268 outstanding shares of restricted stock units at January 3, 2004 and December 28, 2002, respectively, with a value of $2.3 million and $2.5 million, respectively.

The restricted stock units are fully vested at the grant date and are held in an escrow account. The stock units become available to the employees as the restrictions lapse. In general, the restrictions lapse after ten years unless the occurrence of certain specified events, upon which the restrictions will lapse earlier.

14. Stock Option Plan

Golfsmith International, Inc 1997 Incentive Plan

For all periods prior to the merger date of October 15, 2002, Golfsmith had a stock incentive plan (the “1997 Incentive Plan”) covering 2.8 million shares of Golfsmith common stock. Options to acquire 0.22 million and 0.24 million shares of stock were granted in during the period from December 30, 2001 through October 15, 2002 and during the fiscal year ended December 29, 2001, respectively. The exercise price of the options granted was at or above the value of Golfsmith’s common stock on the grant date. All outstanding options vested on the merger date, and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2. The plan was then terminated.

A summary of the Company’s stock option activity and related information for the 1997 Incentive Plan through the Plan’s termination date of October 15, 2002 follows:

		Wighted Average
	Options	Exercise Price
Outstanding at December 30, 2000 (Predecessor)	2,176,205	$4.22
Granted	241,500	5.50
Excercised	—	—
Forfeited	(583,698)	4.01

Outstanding at December 29, 2001 (Predecessor)	1,834,007	$4.45
Granted	230,120	6.55
Repurchased in connection with merger	(1,673,838)	4.43
Forfeited	(390,289)	4.54

Outstanding at October 15, 2002 (Predecessor)	—	$—

Of the 1.7 million options that vested on the merger date, 612,201 options with a value of $2.5 million were surrendered in exchange for stock units entitling the holder thereof to 839,268 shares of common stock of Holdings as part of the merger transaction discussed in Note 2.

Cash consideration of $7.4 million was paid to option holders in exchange for the cancellation of fully vested outstanding options concurrent with the merger on October 15, 2002 discussed in Note 2.

Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan

In October 2002, Holdings adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings common stock, stock appreciation rights and restricted stock grants (collectively referred to as “options”). Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. There were 2,850,000 shares authorized under the 2002 Plan at January 3, 2004, of which 1,122,500 are available for future grant.

A summary of the Company’s stock option activity and related information for the 2002 Plan through January 3, 2004 follows:

Wighted Average
	Options	Exercise Price
Outstanding at October 16, 2002 (Sucessor)	—	$—
Granted	—	—
Excercised	—	—
Forfeited	—	—

Outstanding at December 28, 2002	—	$—
Granted	1,840,500	3.00
Excercised	—	—
Forfeited	(113,000)	3.00

Outstanding at January 3, 2004	1,727,500	$3.00

Options become exercisable as they vest. At January 3, 2004, no options were vested or exercisable. The weighted-average remaining contractual life for all outstanding options at January 3, 2004 was 9.5 years.

Fair Value Disclosures

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that Statement. Fair value was determined using the minimum value option-pricing model with a volatility factor near zero as the Company’s shares are not publicly traded, with the following assumptions:

	Successor	Predecessor
	Fiscal Year	Period from	Fiscal Year
	Ended	December 30, 2001	Ended
	January 3,	through October 15,	December 29,
	2004	2002	2001
Risk-free interest rate	4.0%	2.0%	4.8%
Weighted-average expected life of the options (years)	7.00	5.77	5.77
Dividend rate	0.0%	0.0%	0.0%
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$0.73	$0.71	$1.39

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is disclosed in Note 1. There were no outstanding stock options during the period from October 15, 2002 through December 28, 2002.

Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of Golfsmith’s employee stock options. Because, for pro forma disclosure purposes, the estimated fair value of Golfsmith’s employee stock options is treated as if amortized to expense over the options’ vesting period, the effects of applying SFAS No. 123 for pro forma disclosures are not necessarily indicative of future amounts.

Warrants

In 1997, Golfsmith granted one warrant to purchase 60,000 options to a third party at an exercise price of $15 per share. The warrant holder’s right to exercise such warrant was dependent upon the occurrence of a certain event. In October 2002, immediately prior to the merger transaction discussed in Note 2, the warrant was repurchased by Golfsmith for $0.5 million.

Deferred Stock Compensation

Golfsmith recorded deferred interest expense of $194,622 for options issued to a non-employee creditor during fiscal year 2000. The deferred charge was being amortized to interest expense over the remaining five-year term of the related senior subordinated note. For the period from December 30, 2001 through October 15, 2002 and fiscal 2001, $30,284 and $38,358, respectively, was charged to interest expense relating to this option grant. On October 15, 2002, immediately prior to the merger transaction discussed in Note 2, the remaining unamortized deferred charge of $106,906 was recorded as a loss on the extinguishment of the senior subordinated note discussed in Note 5.

Due to the decline in the fair market value of Golfsmith’s common stock, the Board of Directors authorized Golfsmith to reprice stock options granted to employees and officers with exercise prices in excess of the fair market value on July 11, 2000. Stock options held by optionees other than non-employees, which were granted under the incentive stock plans and which had an exercise price greater than $4.00 per share, were amended to reduce their exercise price to $4.00 per share, which was the fair market value of Golfsmith’s common stock on July 11, 2000. No other terms were changed. Options to purchase a total of 1,716,780 shares of common stock with a weighted average exercise price of $13.94 were repriced.

Under FASB Interpretation No. 44, these repriced options require variable accounting treatment until exercised or expired. Golfsmith recorded deferred compensation of $4,116,741 and $2,374,254 related to the repriced options during the period from December 30, 2001 through October 15, 2002 and fiscal 2001, respectively. The deferred charge was being amortized over the average remaining life of the repriced options. For the period from December 30, 2001 through October 15, 2002 and fiscal 2001, Golfsmith amortized $6,033,273 (including all remaining amounts as of the merger date) and $457,722 to compensation expense related to these repriced options. There was no remaining deferred compensation relating to these repriced options subsequent to October 15, 2002 as all remaining historical Golfsmith options vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2.

15. Income Taxes

From commencement through October 15, 2002, Golfsmith and its subsidiaries had elected to be treated as a S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders. Accordingly, no provision for U.S. federal income taxes was included in the financial statements. However, certain foreign and state taxes were incurred and were recorded as income tax expense for these periods. Concurrent with the merger transaction with Holdings (see Note 2) on October 15, 2002, Golfsmith’s Subchapter S status was terminated and the Company became subject to corporate income taxes.

Significant components of the income tax provision (benefit) attributable to continuing operations are as follows:

	Successor		Predecessor
		For the Period	For the Period
		from October	from
		16, 2002	December 30,	Fiscal Year
	Fiscal Year	through	2001 through	Ended
	Ended January	December 28,	October 15,	December 29,
	3, 2004	2002	2002	2001
Current:
Federal	$—	$—	$—	$—
State	60,000	—	392,019	128,119
Foreign	404,983	—	316,355	123,028

Total Current	464,983	—	708,374	251,147
Deferred:
Federal	165,378	(581,615)	—	—
State	14,592	(51,319)	—	—
Foreign	—	—	—	—

Total deferred	179,970	(632,934)	—	—
Income tax provision (benefit)	$644,953	$(632,934)	$708,374	$251,147

The Company’s provision (benefit) for income taxes differs from the amount computed by applying the statutory rate to income from continuing operations before taxes as follows:

	Successor		Predecessor
		For the Period	For the Period
		from October	from
		16, 2002	December 30,	Fiscal Year
	Fiscal Year	through	2001 through	Ended
	Ended January	December 28,	October 15,	December 29,
	3, 2004	2002	2002	2001
Income Tax at U.S. statutory rate	34.0%	(34.0%)	(34.0%)	34.0%
State taxes, net of federal income tax	3.3%	(3.0%)	14.2%	1.6%
Foreign income taxes	0.0%	0.0%	11.5%	1.5%
Permanent differences and other	0.4%	0.1%	0.1%	0.0%
Unbenefitted amounts	0.0%	17.0%	0.0%	0.0%
S Corporation income not subject to tax	0.0%	0.0%	34.0%	(34.0%)

Income tax provision (benefit)	37.7%	(19.9%)	25.8%	3.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of January 3, 2004 and December 28, 2002 are as follows:

	Successor
	At January 3,	At December
	2004	28, 2002
Deferred tax assets:
Accrued expenses and other	$76,306	$45,068
Inventory basis	931,272	67,905
Depreciable/amortizable assets	1,115,712	2,920,142
Federal tax carryforwards	1,608,462	1,308,951
Reserves and allowances	430,344	—

Total deferred tax assets	$4,162,096	$4,342,066

Upon the acquisition of Golfsmith by Holdings on October 15, 2002, the Company recorded a net deferred tax asset of approximately $3.9 million due to differences between book and tax basis of acquired assets and assumed liabilities.

As of January 3, 2004, the Company had federal net operating loss carryforwards of approximately $3.3 million. The net operating loss carryforwards will expire in 2023 if not utilized. In addition, the Company has foreign tax credits of approximately $0.4 million that will expire in 2008 if not utilized.

16. Foreign and Domestic Operations

The Company has operated in foreign and domestic regions. Information about these operations is presented below:

	Successor		Predecessor
		For the	For the
		Period from	Period from
	Fiscal Year	October 16,	December 30,	Fiscal Year
	Ended	2002 through	2001 through	Ended
	January 3,	December 28,	October 16,	December 29,
	2004	2002	2002	2001
Net revenues:
North America	$251,910,857	$37,147,135	$175,392,971	$216,333,270
International	5,833,923	683,405	4,922,192	5,105,226
Operating profit (loss):
North America	11,231,351	(1,326,480)	8,077,197	12,550,336
International	1,430,445	337,138	568,112	1,230,887
Identifiable assets:
North America	177,023,613	158,455,118	151,030,755	109,803,125
International	2,303,100	1,555,754	2,104,283	1,697,238

17. Valuation and Qualifying Accounts

		Amounts
		Charged to Net
	Balance at	Income (Loss),	Write-offs	Balance at
	Beginning of	Net of	Against	End of
	Period	Recoveries	Reserves	Period
Inventory reserve:
Fiscal year ended January 3, 2004	818,816	1,688,193	(1,685,391)	821,618
Period from October 16, 2002 through December 28, 2002 (Successor)	1,219,373	(58,852)	(341,705)	818,816
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,555,107	1,253,856	(1,589,590)	1,219,373
Fiscal year ended December 29, 2001 (Predecessor)	867,510	1,745,956	(1,058,359)	1,555,107
Allowance for sales returns:
Fiscal year ended January 3, 2004	1,098,029	8,111,425	(7,852,281)	1,357,173
Period from October 16, 2002 through December 28, 2002 (Successor)	1,116,480	640,592	(659,043)	1,098,029
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,220,584	4,240,901	(4,345,005)	1,116,480
Fiscal year ended December 29, 2001 (Predecessor)	1,402,614	5,768,877	(5,950,907)	1,220,584
Allowance for doubtful accounts:
Fiscal year ended January 3, 2004	242,643	157,717	(223,693)	176,667
Period from October 16, 2002 through December 28, 2002 (Successor)	403,088	(94,905)	(65,540)	242,643
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,107,321	27,057	(731,290)	403,088
Fiscal year ended December 29, 2001 (Predecessor)	1,564,785	2,129,334	(2,586,798)	1,107,321

18. Consolidated Quarterly Financial Information (Unaudited)

	Successor
		Second	Third	Fourth
Fiscal 2003 (1)	First Quarter	Quarter	Quarter	Quarter	Full Year
Net revenues	$45,830,119	$79,256,107	$71,140,692	$61,517,862	$257,744,780
Gross Profit	14,857,776	25,803,489	23,360,471	22,639,934	86,661,670
Income (loss) from continuing operations	(1,217,403)	2,221,214	1,011,809	(951,356)	1,064,264
Income (loss) from discontinued operations	—	—	—	—	—
Income from extraordinary items	—	—	—	—	—
Net income (loss)	(1,217,403)	2,221,214	1,011,809	(951,356)	1,064,264

	Predecessor				Successor
				Period from	Period from
				September 29,	October 16,
				2002 through	2002 through
		Second		October 15,	December 28,
Fiscal 2002 (1)	First Quarter	Quarter	Third Quarter	2002	2002
Net revenues	$47,460,173	$70,155,932	$55,962,187	$6,736,871	$37,830,540
Gross Profit	16,752,162	24,991,205	19,346,101	2,019,101	12,684,362
Income (loss) from continuing operations	2,583,312	4,253,355	3,432,646	(13,733,029)	(2,546,001)
Income (Loss) from discontinued operations (2)	26,208	(270,798)	14,710	—	(39,920)
Income from extraordinary items (3)	—	—	—	4,121,927	—
Net income (loss)	2,609,520	3,982,557	3,447,356	(9,611,102)	(2,585,921)

(1)	Fiscal 2003 consists of a 53-week period. Week 53 occurred in the fourth quarter of fiscal 2003. Fiscal 2002 consists of a 52-week period.

(2)	Store-closing expenses in fiscal 2002 are reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All comparative periods presented in the above quarterly table have been reclassified to reflect the closed stores.

(3)	During the period from December 30, 2001 through October 15, 2002, the Company recorded an extraordinary gain on the repurchase of minority interest obligations immediately prior to the merger transaction discussed in Note 2.

19. Related Party Transactions

In October 2002, the Company entered into an agreement with its majority stockholder whereby the Company pays a management fee expense of $600,000 per year, plus out of pocket expenses, to this majority stockholder of the Company. During the fiscal year ended January 3, 2004 and during the period from October 16, 2002 through December 28, 2002, the Company paid approximately $812,000 and $150,000 to this majority stockholder under this agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of January 3, 2004 and December 28, 2002, the Company did not have any material amounts payable to this majority stockholder.

On May 28, 2003, the Company issued 83,333 shares of its common stock to one of the Company’s directors, for an aggregate purchase price of $249,999, or $3.00 per share.

On July 24, 2003, in conjunction with the Company’s acquisition of Don Sherwood Golf Shop, the Company’s majority stockholder, purchased 1,427,623 shares of the Company’s common stock for an aggregate purchase price of $4.3 million. Also on July 24, 2003, in conjunction with the Company’s acquisition of Don Sherwood Golf Shop, a director of the Company purchased 5,710 shares of the Company’s common stock for an aggregate purchase price of approximately $17,000.

20. Subsequent Events

In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June 30, 2004 and to decrease the minimum interest coverage ratios for the three fiscal quarters of 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, the Company believes the increased availability and the modification of certain short-term financial covenants better matches its currently projected cash needs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. During the three months ended January 3, 2004, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information regarding our executive officers and directors as of March 31, 2004.

NAME	AGE	POSITION
James D. Thompson	41	Chief Executive Officer, President and Director
Virginia Bunte	38	Vice President — Chief Financial Officer
Kenneth Brugh	53	Vice President — Operations
Caren Cook	43	Vice President — General Counsel
Fred Quandt	34	Vice President — Merchandising
Kiprian Miles	42	Vice President — Chief Information Officer
James Loden, Jr	37	Vice President – Retail Operations
Jeff Sheets	44	Vice President – Research and Development
James Grover	32	Vice President, Secretary and Director
Noel Wilens	41	Vice President and Director
Charles Shaw	70	Chairman of the Board
Roberto Buaron	57	Director
Thomas G. Hardy	58	Director
James Long	61	Director
Carl Paul	64	Director

James D. Thompson became our chief executive officer, president and a director upon completion of the merger. Prior to that, Mr. Thompson was senior vice president of Golfsmith from September 2000 until the merger. From August 1999 to September 2000, Mr. Thompson was vice president of merchandising, and from January 1999 to August 1999 he was director of brand management. From 1998 to 1999, Mr. Thompson was responsible for home computing products for Circuit City. From 1995 to 1998, Mr. Thompson served as senior director, business solutions and in other management positions for CompUSA. From January 1986 to July 1993, he served as national merchant and in other management positions for Highland Superstores.

Virginia Bunte joined Golfsmith in 1995 and has been our vice president and chief financial officer since January 2003. From 1995 to 2003, Ms. Bunte served in positions for Golfsmith including assistant controller, controller and vice president of finance.

Kenneth Brugh joined Golfsmith in 1981 and has been our vice president of operations since the merger. Prior to that, Mr. Brugh was vice president for Golfsmith since May 2001. From 1981 to 2001, Mr. Brugh served in positions including vice president, general manager and sales associate.

Caren C. Cook became our vice president and general counsel in February of 2004. Prior to that, Ms. Cook was vice president of business affairs, general counsel and secretary, from 1998 to 2002, for XTRA On-Line Corporation, a development and marketing company providing Internet-based travel management and planning products and services. From 1994 to 1998, she was vice president, general counsel and secretary for Amadeus Global Distribution L.L.C. (formerly System One Corporation), an on-line distribution system providing products and services to the travel industry worldwide.

Fred Quandt joined Golfsmith in 1995 and has been our vice president of merchandising since October 2002. From 1995 until the merger, Mr. Quandt served as director of merchandising and divisional merchandise manager and in various other merchandising positions for Golfsmith.

Kiprian Miles joined us in October 2002 as our vice president and chief information officer. From April 1999 until June 2002, Mr. Miles was responsible for technology decisions, information infrastructure and marketing and sales support systems as vice president, marketing systems and chief architect, at Office Depot, Inc. From August 1997 to April 1999, Mr. Miles was chief architect at Alcoa Inc., where he was responsible for developing and managing the technology infrastructure.

James Loden, Jr. joined us in February 2003 as our vice president of retail operations. From May of 1997 until he joined our company in 2003, Mr. Loden was with CompUSA, where he served as a general manager, a regional manager, and then the senior director of business development. Prior to that, he was with Circuit City for five years as a general manager.

Jeff Sheets has been vice president of research and development since the merger and served in that position for Golfsmith since April 2002. Prior to that, he was responsible for product development at Wilson Sporting Goods and also served as director of research and development for Spalding, Ben Hogan and Founders Club golf companies over the past decade. Mr. Sheets initially began his golf career working on the PGA Tour as a fitting specialist equipment fittings and equipment technician for Brunswick Golf (now Royal Precision) and Founders Club.

James Grover became a vice president and a director upon the completion of the merger. Mr. Grover has been a vice president at First Atlantic since August 2000. From July 1998 until August 2000, Mr. Grover was an associate with First Atlantic. Prior to joining First Atlantic in 1998, Mr. Grover was an associate and business analyst at New York Consulting Partners, Inc.

Noel Wilens became a vice president and a director upon the completion of the merger. Mr. Wilens has been a principal at First Atlantic since May 2001. Prior to that, Mr. Wilens was a general partner and managing director of Bradford Equities Fund, L.L.C., a New York-based private equity firm focused on the acquisition of small and medium size U.S. industrial manufacturers and distributors. Previously, Mr. Wilens was a principal of The Invus Group, Ltd., a private equity firm specializing in food industry acquisitions on behalf of European investors.

Charles Shaw became a director upon the completion of the merger. Mr. Shaw has been a managing director at First Atlantic since 2001. From 1997 to 2000, Mr. Shaw was a senior advisor to First Atlantic. He was a senior partner at McKinsey & Company, Inc. for twenty-five of his thirty-five year tenure which ended in 2000. In addition to consulting with many Fortune 500 companies and their international equivalents, Mr. Shaw served on McKinsey’s board for eighteen years and had a variety of management positions worldwide. Also, he was deeply involved in investment activities at McKinsey as a trustee of the profit sharing retirement plan and as a member of the investment committee.

Roberto Buaron became a director upon the completion of the merger. Mr. Buaron has been the chairman and chief executive officer of First Atlantic since he founded the firm in 1989. Prior to that, Mr. Buaron was a senior partner with Overseas Partners Inc., a firm which invested international funds in leveraged buyouts in the United States. From 1983 to 1986, Mr. Buaron was a first vice president of First Century, Inc., and a general partner of its venture capital affiliate, First Century Partnership. Prior to joining First Century, Mr. Buaron was a partner of McKinsey & Company, Inc. During his nine-year tenure at McKinsey, Mr. Buaron counseled senior management at a number of Fortune 500 companies on improving their strategic position and operating performance.

Thomas G. Hardy became a director upon the completion of the merger. Mr. Hardy is currently vice chairman of OR International, a developer of specialty surgical hospitals, and a Member of the Advisory Board of Main Street Resources, a private equity fund specializing in mid-sized management buy-outs. From 1993 to 1999, Mr. Hardy was the president and chief operating officer of Trans-Resources, Inc., a multinational manufacturer and distributor of industrial and organic chemicals. Prior to that, Mr. Hardy was a partner for 15 years with McKinsey & Company, Inc.

James Long became a director upon the completion of the merger. Mr. Long has been a managing director at First Atlantic since 1991. Prior to joining First Atlantic, Mr. Long was a managing director at Kleinwort Benson North America during 1990. From 1975 to 1989, Mr. Long was an executive vice president of mergers, acquisitions and strategic planning at Primerica Corporation (formerly American Can Company). From 1970 to 1975, Mr. Long was director of acquisitions for The Sperry and Hutchinson Company.

Carl Paul founded Golfsmith in 1967. He has been a director since completion of the merger. Mr. Paul was chairman of the board and chief executive officer of Golfsmith from 1967 until the merger.

All executive officers are appointed by our board of directors and serve until their successors have been appointed or until they are removed by a majority vote of the board of directors. Each director is elected for a one-year term by a majority vote of our stockholders at the annual statutory stockholder meeting, or until his successor is duly elected.

Board Composition

Our board of directors is comprised of eight directors. Pursuant to a stockholders agreement, which is described under “Related Party Transactions—Stockholders Agreement,” certain of our stockholders have the right to elect one person to our board of directors for so long as Carl Paul, Frank Paul and their families own more than 50% of the shares of ourcommon stock that they received upon the closing of the merger. Mr. Carl Paul is that director. In addition, pursuant to the stockholders agreement, Atlantic Equity Partners III is entitled to nominate all other directors to fill the remaining board seats so long as it owns at least 25% of our voting stock.

Audit Committee

Our audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews the scope of audit and other services by our independent auditors, reviews the accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits. The members of our audit committee are James Grover and Thomas Hardy. Because none of our securities are listed on a national securities exchange or market, we are not required to have an audit committee financial expert (as such term is defined by the rules and regulations of the Securities and Exchange Commission) serve on our audit committee. Neither of the current members of our audit committee is an audit committee financial expert.

Code of Ethics for Senior Management

We have adopted the Golfsmith International Holdings, Inc. Code of Ethics and Conduct for Senior Management , which is applicable to our senior executive officers, including our chief executive officer, chief financial officer, controller and all vice presidents. We have filed a copy of our Code of Ethics as an exhibit to this annual report.

Item 11. Executive Compensation

Director Compensation

Each of our directors who is not an officer and who is affiliated with First Atlantic receives reimbursement of reasonable and necessary costs and expenses incurred due to attendance of board meetings. Our outside director who is not one of our officers and is not affiliated with First Atlantic receives, in addition to reimbursement of reasonable and necessary costs and expenses incurred, a fee of $5,000 for each regular and special meeting of the board that he or she attends.

Executive Compensation

The following table sets forth information concerning the compensation paid to our chief executive officer and our four other most highly compensated executive officers for the fiscal years 2001, 2002, and 2003. Our chief executive officer and such other executive officers are collectively referred to as the “named executive officers.”

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation
				Other Annual	Securities	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation (1)	Underlying Options (#)(2)	Compensation ($) (3)
James D. Thompson (4)	2003	297,000	55,000	3,561	400,000	—
Chief Executive Officer	2002	212,231	50,000	4,589	50,000	519,650
	2001	177,308	25,000	3,141	20,000	—
Kenneth Brugh (5)	2003	200,000	24,750	—	90,000	—
Vice President - Operations	2002	200,000	48,404	—	—	786,900
	2001	200,018	—	—	—	—
Virginia Bunte (6)	2003	159,808	20,000	5,585	90,000	—
Chief Financial Officer	2002	91,358	18,578	3,303	5,000	124,463
	2001	74,808	2,884	2,161	5,000	—
Kiprian Miles (7)	2003	175,000	—	2,423	90,000	—
Vice President - Chief Informational Officer	2002	23,558	50,000	—	—	—
	2001	—	—	—	—	—
James Loden, Jr. (8)	2003	131,869	45,907	—	90,000	—
Vice President - Retail	2002	—	—	—	—	—
	2001	—	—	—	—	—

(1)	Amounts represent matching contributions made by us under our Retirement Savings Plan.

(2) In connection with the merger, all existing options, including those listed in this column for 2001 and 2002 , vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for equity units entitling the holder thereof to shares of our common stock. Amounts for fiscal 2003 represent grants of options to purchase shares of our common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan.

(3) Represents cash received as consideration for the cancellation of options in connection with the merger in October 2002.

(4) Mr. Thompson became our chief executive officer and president upon completion of the merger in October 2002. Mr. Thompson holds 149,750 equity units entitling him to 149,750 shares of our common stock with a value at January 3, 2004 of $449,250.

(5) Mr. Brugh holds 128,100 equity units entitling him to 128,100 shares of our common stock with a value at January 3, 2004 of $384,300.

(6) Ms. Bunte became our chief financial officer in January 2003. Prior to that, Ms. Bunte was our vice president of finance. Ms. Bunte holds 12,563 equity units entitling her to 12,563 shares of common stock with a value at January 3, 2004 of $37,869.

(7) Mr. Miles became our vice president of and chief information officer in October 2002.

(8) Mr. Loden became our vice president of retail operations in February 2003.

Option Grants in Fiscal 2003

The following table sets forth information relating to stock options granted during fiscal 2003 to our named executive officers. Also shown below is the potential realizable value over the terms of the options (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the options were granted. The potential realizable value is net of the applicable exercise price. We have not granted any stock appreciation rights. All options were granted under our 2002 Incentive Stock Plan described below. No options were exercised by the named executive officers in fiscal 2003 or since the inception of the 2002 Incentive Stock Plan and all options listed below remain outstanding as of January 3, 2004. In accordance with each individual optionee’s vesting schedule, no options were exercisable as of January 3, 2004. All options vest on the same schedule over a seven-year period in increments depending on our financial performance. After seven years, all options become vested for optionees then employed by us. There is no established public trading market for any class of our common equity.

	Individual Grants				Potential Realizable
		Percent of			Value at Assumed
		Total			Annual Rates of
	Number of	Options			Stock Price
	Securities	Granted to			Appreciation
	Underlying	Employees			for Option Term
	Options	in Fiscal	Exercise or	Expiration
	Granted	Year	Base Price	Date	5%	10%
James D. Thompson	400,000	21.7%	$3.00	June 2013	$754,674	$1,912,491
Kenneth Brugh	90,000	4.9%	$3.00	June 2013	169,802	430,310
Virginia Bunte	90,000	4.9%	$3.00	June 2013	169,802	430,310
Kiprian Miles	90,000	4.9%	$3.00	June 2013	169,802	430,310
James Loden, Jr.	90,000	4.9%	$3.00	June 2013	169,802	430,310

Aggregate Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

No options were exercised by the named executive officers in fiscal 2003. The following table sets forth information concerning the number of unexercised options with respect to the named executive officers as of January 3, 2004. As of such date, no established published trading market exists for our common stock. As of January 3, 2004, the fair market value of the underlying stock equals the exercise price of the respective stock options.

	Number of Securities
	Underlying Unexercised
	Options at
	January 3, 2004
Name	Exercisable	Unexercisable
James D. Thompson	—	400,000
Kenneth Brugh	—	90,000
Virginia Bunte	—	90,000
Kiprian Miles	—	90,000
James Loden, Jr.	—	90,000

Employment Agreements

We have entered into the employment agreements described below.

Under Mr. Thompson’s employment agreement entered into in October 2002, Mr. Thompson is our president and chief executive officer and his initial base salary is $297,000 per year with an annual bonus calculated based upon attainment of financial targets for that fiscal year. Mr. Thompson receives stock options at the discretion of our board of directors, subject to the terms and conditions of our 2002 Incentive Stock Plan described below. The term of Mr. Thompson’s employment agreement is three years, with automatic successive one-year extensions unless terminated by either party. If Mr. Thompson is terminated without cause, or he resigns for good reason, he will be entitled to receive his earned but unpaid base salary plus 100% of his current total annual base salary and the earned bonus for the year of termination. Should Mr. Thompson’s employment be terminated for cause, or if he resigns without good reason, he will have the right to receive only his earned but unpaid salary up to the date of termination.

Under Ms. Bunte’s agreement entered into in January 2003, Ms. Bunte is our chief financial officer and her initial base salary is $165,000 per year with an annual bonus calculated based upon attainment of financial targets for that fiscal year. Ms. Bunte receives stock options at the discretion of our board of directors, subject to the terms and conditions of our 2002 Incentive Stock Plan described below. The term of Ms. Bunte’s employment agreement is one year, with automatic successive one-year extensions unless terminated by either party. If Ms. Bunte is terminated without cause, or she resigns for good reason, she will be entitled to receive her earned but unpaid base salary plus 100% of her current total annual base salary and the earned bonus for the year of termination. Should Ms. Bunte’s employment be terminated for cause, or if she resigns without good reason, she will have the right to receive only her earned but unpaid salary up to the date of termination.

Under the employment agreements for Carl Paul, one of our directors, and Frank Paul, one of our stockholders, each receives an initial base salary of $50,000 per year, with no provision for bonus payments. Each acts as a senior advisor to Golfsmith’s Golf Club Components Division and renders services on an “as needed” basis, as mutually agreed upon by the parties. The term of each of the agreements is one year, with automatic successive one-year extensions unless terminated by either party. The board of directors may terminate the employment of Carl Paul or Frank Paul at any time, with or without cause, and either may resign from his position at any time. Upon termination or resignation of either Carl Paul or Frank Paul, or both, we are only obligated to pay any earned but unpaid salary, if any, up to the date of termination.

2002 Incentive Plan

In 2002, we established our 2002 Incentive Plan under which we agreed to pay specified bonuses to eligible management employees based upon their individual and company-wide performance. The bonuses are payable within 90 days of the end of our fiscal year.

2002 Incentive Stock Plan

Subsequent to the merger, we adopted a new stock option plan, the 2002 Incentive Stock Plan. Our 2002 Incentive Stock Plan provides for the grant of incentive stock options to our employees and nonstatutory stock options, stock grants and stock appreciation rights to our employees, directors and consultants. An aggregate of 2.85 million shares of our common stock has been reserved for issuance under this plan.

Our board of directors or the compensation committee of our board of directors administers the plan and determines the terms of options, stock grants and stock appreciation rights, including the exercise price, the stock appreciation rights’ value, the number of shares subject to individual option awards, stock grants and stock appreciation rights, the vesting period of options, the exercise period for any stock appreciation rights and the conditions on any stock grant. The exercise price of nonstatutory options will be determined by the compensation committee. The exercise price of incentive stock options cannot be lower than 100% of the fair market value of our common stock on the date of grant and, in the case of incentive stock options granted to holders of shares representing more than 10% of our voting power, not less than 110% of the fair market value. The value of stock appreciation rights cannot be less than fair market value. The term of an incentive stock option cannot exceed 10 years, and the term of an incentive stock option granted to a holder of more than 10% of our voting power cannot exceed five years. The exercise period for a stock appreciation right cannot exceed ten years.

Options, stock grants and stock appreciation rights granted under the plan will accelerate and become fully vested in the event we are acquired or merge with another company. Under the plan, our board of directors will not be permitted, without the adversely affected optionee’s or grantee’s prior written consent, to amend, modify or terminate our stock plan if the amendment, modification or termination would impair the rights of optionees or grantees. The plan will terminate in 2012 unless terminated earlier by our board of directors.

401(k) Plan

We have a retirement savings plan which permits eligible employees to make contributions to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. For employees that satisfy certain eligibility requirements, we make a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year.

Compensation Committee Interlocks and Insider Participation

Compensation decisions for executive officers are made by our board of directors and the compensation committee which is composed of Mr. Shaw and Mr. Wilens. The purpose of the compensation committee is to establish and execute compensation policy and programs for our executives and employees. For example, the compensation committee recommends the compensation arrangements for senior management and directors. It also determines the allocation of options to be granted under our stock option plan. Mr. Shaw is a managing director and Mr. Wilens is a principal at First Atlantic, which is a party to the management consulting agreement described more fully in Item 13, “Certain Relationships and Related Transactions — Management Consulting Agreement”. Mr. Wilens is one of our executive officers, but does not receive any compensation in such capacity.

Certain key members of our management are employed under employment agreements. You should read the information set forth in above under "-Employment Agreements” for a description of these agreements. Directors who are officers, employees or otherwise an affiliate of us receive no compensation for their services as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2004 by:

•	our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be a beneficial owner of more than 5% of the outstanding common stock.

All shares indicated below as beneficially owned are held with sole voting and investment power except as otherwise indicated. Certain of our stockholders are parties to a stockholders agreement that contains certain voting agreements. You should read the description of the stockholders agreement set forth under “Related Party Transactions” for more information regarding the voting arrangements. Unless otherwise indicated, the address for each stockholder on this table is c/o Golfsmith International, Inc., 11000 N. IH-35, Austin, Texas 78753-3195. As of March 31, 2004, 21,594,597 shares of our common stock were issued and outstanding.

	Shares Beneficially
Name and Address of Beneficial Owner	Owned		Percent of Class
Atlantic Equity Partners III, L.P.	21,594,597	(1)	100.0%
Carl Paul	21,594,597	(2)	100.0%
Franklin Paul	21,594,597	(3)	100.0%
Roberto Buaron	21,594,597	(4)	100.0%
James D. Thompson	—	(5)	—
Kenneth Brugh	—	(6)	—
Viginia Bunte	—	(7)	—
Kiprian Miles	—		—
James Loden, Jr.	—		—
Charles Shaw	—	(8)	—
James Grover	—	(9)	—
Thomas G. Hardy	89,043	(10)	—
James Long	—	(11)	—
Noel Wilens	—	(12)	—
All directors and executive officers as a group (17 persons)	21,594,597		100.0%

(1)	Includes 3,505,709 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Atlantic Equity Partners III, L.P. Atlantic Equity Partners III disclaims beneficial ownership of these shares. Atlantic Equity Partners III’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(2)	Includes (i) 2,234,158 shares of common stock and (ii) 19,360,439 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Carl Paul. Carl Paul disclaims beneficial ownership of the shares listed in clause (ii) of the preceding sentence. Does not include equity units held by Mr. Paul which entitle the holder therof to 39,375 shares of common stock

(3)	Includes (i) 1,182,508 shares of common stock, and (ii) 20,412,089 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Franklin Paul. Franklin Paul disclaims beneficial ownership of the shares listed in clause (ii) of the preceding sentence. Does not include equity units held by Mr. Paul which entitle the holder therof to 39,375 shares of common stock

(4)	Includes 18,088,888 shares owned by Atlantic Equity Partners III, L.P. and an additional 3,505,709 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Atlantic Equity Partners III, L.P. Mr. Buaron is the sole member of Buaron Capital Corporation III, LLC. Buaron Capital Corporation III is the managing member of Atlantic

Equity Associates III, LLC. Atlantic Equity Associates III, LLC is the sole general partner of Atlantic Equity Associates III, L.P. which is the sole general partner of Atlantic Equity Partners III, L.P. and, as such, exercises voting and investment power over shares of capital stock owned by Atlantic Equity Partners III, L.P., including shares of our common stock. Mr. Buaron, as the sole member of Buaron Capital Corporation III, has voting and investment power, and may be deemed to beneficially own, the shares of our common stock owned by Atlantic Equity Partners III, L.P. Mr. Buaron disclaims beneficial ownership of these shares. Mr. Buaron’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(5)	Does not include equity units held by Mr. Thompson which entitle the holder thereof to 149,750 shares of common stock.

(6)	Does not include equity units held by Mr. Brugh which entitle the holder thereof to 128,100 shares of common stock.

(7)	Does not include equity units held by Ms. Bunte which entitle the holder thereof to 12,563 shares of common stock.

(8)	Mr. Shaw’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(9)	Mr. Grover’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(10)	Mr. Hardy’s address is 935 Park Avenue, New York, New York 10028.

(11)	Mr. Long’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(12)	Mr. Wilens’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

Equity Compensation Plans

The following table sets forth information as of January 3, 2004 about our common stock that may be issued under our 2002 Incentive Stock Plan (our only stock compensation plan):

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price	for future issuance
	exercise of	of outstanding	under equity compensation
Plan Category	outstanding options	options	plans
Equity compensation plans approved by security holders	1,727,500	$3.00	1,122,500
Equity compensation plans not approved by security holders	—	$—	—

Item 13. Certain Relationships and Related Transactions

Merger Agreement

On October 15, 2002, BGA Acquisition Corp., our wholly owned subsidiary, merged with and into Golfsmith International, Inc. Golfsmith is the surviving corporation and is our wholly owned subsidiary. Contingent consideration of $6,250,000 was placed in an escrow account by the selling stockholders to secure certain indemnification obligations of the sellers. The merger agreement contains a provision for post-closing adjustment to the merger consideration paid to the selling stockholders based on the difference between expected and actual amounts of assets and liabilities, as detailed in a statement of working capital of Golfsmith as of the date the merger was completed. In accordance with this provision, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to us based on the post-merger review of Golfsmith’s working capital. This amount was paid out of the escrow account on June 20, 2003. We have adjusted the purchase price allocation accordingly. On July 24, 2003, $1,107,579 was paid to us from the selling stockholders escrow account for the repayment of certain obligations owed by the selling stockholders that were paid by us. On April 15, 2004, any remaining escrow funds will be dispersed.

Carl Paul, one of our directors, and Frank Paul have agreed to indemnify us or Golfsmith up to an additional $6.25 million for the required post-closing adjustments to the merger consideration, or any indemnification obligations for any losses that we or Golfsmith incur, that exceed the available amounts in escrow. Carl Paul and Frank Paul have also agreed to indemnify us or Golfsmith up to an additional $6.25 million for any losses we or Golfsmith incur as a result of fraud by certain of our officers prior to the merger.

Purchases of Common Stock

On July 24, 2003, in conjunction with our acquisition of Don Sherwood Golf Shop, Atlantic Equity Partners III, L.P., our majority stockholder, purchased 1,427,623 shares of our common stock for an aggregate purchase price of $4.3 million. Five of our directors, including our chairman of the board, hold positions with First Atlantic, as described in “Management.”

On May 28, 2003, we issued 83,333 shares of our common stock to Thomas G. Hardy, one of our directors, for an aggregate purchase price of $249,999, or $3.00 per share. On July 24, 2003, in conjunction with our acquisition of Don Sherwood Golf Shop, we issued 5,710 shares of our common stock to Thomas G. Hardy for an aggregate purchase price of $17,131, or $3.00 per share.

Stockholders Agreement

In connection with the merger, we, Atlantic Equity Partners III, L.P. and the members of our management who own our equity securities, including but not limited to James Thompson, Curt Young, Ken Brugh, Barry Rinke, Fred Quandt, Carl Paul, Franklin Paul and all of our other stockholders following the merger, entered into a stockholders agreement. Under the stockholders agreement, the parties are required:

•	to vote their shares of our common stock owned by each of them in favor of the election of one director nominated by Carl Paul, Frank Paul and their families and all of the directors nominated by Atlantic Equity Partners III to fill all of the remaining board seats so long as each of the parties maintains a minimum level of stock ownership;

•	to consent to a sale of our company if our board of directors and Atlantic Equity Partners III approve of such sale and if:

•	stockholders would receive as consideration cash or specified kinds of securities;

•	each stockholder would receive as consideration the same proportion of the aggregate consideration that such stockholder would receive if we were liquidated;

•	any stockholders are given an option as to the form and amount of consideration, all stockholders are given the same option;

•	all holders of rights to acquire shares of our common stock are given certain rights with respect to proceeds from the sale;

•	except in certain circumstances, any economic benefits available to any stockholder with respect to its shares will be available to all stockholders on a pro rata basis; and

•	the expenditures required to be paid by the stockholders and any representations and warranties required to be made by the stockholders in connection with the sale do not exceed certain limitations.

•	to cause us to register shares of our common stock held by parties to the stockholders agreement upon the request of Atlantic Equity Partners III in certain circumstances;

•	except in certain circumstances, to cause us to give certain parties to the stockholders agreement preemptive rights to purchase common stock;

•	not to transfer shares of our common stock unless certain conditions are met; and

•	in the case of certain members of our management, grant us repurchase rights with respect to the shares of our common stock owned by them.

The stockholders agreement will terminate upon the earliest of:

•	the sale of our company;

•	an initial public offering of our common stock;

•	the dissolution or liquidation of our company;

•	the approval of such termination by us, Atlantic Equity Partners III and the holders of at least 50% of the shares held by our other stockholders; and

•	October 15, 2022.

Management Consulting Agreement

Upon completion of the merger, we entered into a management consulting agreement with First Atlantic under which First Atlantic advises us on management matters that relate to proposed financial transactions, acquisitions and other senior management matters. We have agreed to pay First Atlantic for these services an annual fee of $600,000 in equal monthly installments and will reimburse First Atlantic for its expenses. During the fiscal year ended January 3, 2004 and during the period from October 16, 2002 through December 28, 2002, we paid approximately $812,000 and $150,000, respectively, to First Atlantic under this agreement. In addition, First Atlantic received a closing fee of $1,252,500 and reimbursement of its expenses for services rendered in connection with the merger. First Atlantic may receive additional fees from us under the agreement in connection with future financings or dispositions or acquisitions by us. Under the terms of the agreement, such additional fees will not exceed an amount equal to:

•	in the case of a transaction involving less than $50,000,000 in total enterprise value, 2% of such total enterprise value;

•	in the case of a transaction involving $50,000,000 or more but less than $100,000,000 in total enterprise value, $1,000,000; and

•	in the case of a transaction involving $100,000,000 or more in total enterprise value, 1% of such total enterprise value.

With respect to a transaction involving a sale of our company, First Atlantic will be paid a fee equal to 1% of the total enterprise value of our company.

The management consulting agreement has a term of 10 years but will automatically terminate if Atlantic Equity Partners III and its affiliates collectively own less than 50% of the shares of our common stock, or upon an initial public offering of our common stock. Five of our directors, including our chairman of the board, hold positions with First Atlantic, as described in “Management.”

Employment Agreements

We have entered into employment agreements with James D. Thompson, our president and chief executive officer, and with Virginia Bunte, our chief financial officer. We also entered into employment agreements with Carl Paul and Franklin Paul to provide advising services. You should read the information set forth in Item 11, “Executive Compensation – Employment Agreements,“for a description of these agreements.

Agreement to Provide Health Benefits to Our Founders

In connection with the merger, we agreed to amend our group health plan so that Carl Paul and Franklin Paul, our founders, will continue to be eligible to participate in our health plan on the same basis as full-time employees. We report these benefits under the plan as non-taxable benefits, based on our determination that such reporting is permissible. Neither we nor Carl Paul or Franklin Paul have agreed to indemnify the other party for any losses that either of us may suffer as a result of this tax reporting or the amendment to the plan.

Indemnification Agreements

In connection with the merger, we agreed to indemnify the directors of Golfsmith prior to the completion of the merger, including Carl Paul, one of our current directors, in the event that any of them suffer losses as a result of actions taken or statements made on behalf of Golfsmith and in their capacities as Golfsmith’s directors, officers or agents.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP for audit services were $206,500 and $150,000 for fiscal 2003 and fiscal 2002, respectively. Audit services include professional services rendered for (1) the audit of our annual financial statements for the fiscal year ended January 3, 2004, (2) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q filed during 2003, and (3) accounting consultations performed in connection with the audit of our annual financial statements for the fiscal 2003.

Audit-Related Fees

The aggregate fees billed by Ernst & Young LLP for audit-related services were $75,000 and $310,909 for fiscal 2003 and fiscal 2002, respectively. Audit-related services include professional services rendered for (1) the audits of our annual financial statements for our existing employee benefit plans for fiscal 2003 and (2) accounting consultations and assistance for due diligence and other procedures including our initial filings with the Securities and Exchange Commission in connection with the registration of Golfsmith’s senior secured notes.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services were $284,448 and $106,355 for fiscal 2003 and fiscal 2002, respectively. Tax services include professional services rendered for preparation of our federal and state income tax returns for fiscal 2003 and tax planning.

All Other Fees

Ernst & Young LLP did not provide other services to us, other than the services described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for fiscal years 2002 and 2003.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements in Item 8 on page 31 of this report.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits.

                    See Index to Exhibits on page 75 of this report.

(b) Reports on Form 8-K.

     None.

Index to Exhibits

2.1*	Agreement and Plan of Merger, dated as of September 23, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation.

3.1*	Amended and Restated Certificate of Incorporation of Golfsmith International Holdings, Inc.

3.2*	Bylaws of Golfsmith International Holdings, Inc.

4.1*	Indenture, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee.

4.2*	Registration Rights Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and Jefferies & Company, Inc., as the initial purchaser.

4.3*	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and U.S. Bank Trust National Association, as collateral agent.

4.4+	Supplement No. 1 to Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent.

4.5*	Trademark Security Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and U.S. Bank Trust National Association, as collateral agent.

4.6+	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent.

4.7*	Deed of Trust, dated as of October 15, 2002, by Golfsmith International, L.P. to M. Marvin Katz, as trustee for the benefit of U.S. Bank Trust National Association, as indenture trustee.

4.8+	Open-End Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.9+	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.10+	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.11+	Leasehold Deed of Trust, dated December 23, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.12+	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.13+	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.14+	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.15+	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.16+	Leasehold Deed of Trust, recorded on December 22, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.17+	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.18+	Leasehold Mortgage, dated December 23, 2003, from Golfsmith NU, L.L.C., in favor of U.S. Bank Trust National Association, as indenture trustee.

4.19*	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for the lenders.

4.20*	Trademark Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders.

4.21+	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and General Electric Capital Corporation, as agent for itself and the lenders.

4.22*	Pledge Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other pledgors named and defined therein and General Electric Capital Corporation, as secured party.

4.23*	Intercompany Subordination Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Golfsmith NU, L.L.C. and Golfsmith Licensing L.L.C., and General Electric Capital Corporation, as agent for the lenders.

4.24*	Intercreditor Agreement, dated as of October 15, 2002, among General Electric Capital Corporation, as senior agent, U.S. Bank Trust National Association, as trustee and collateral agent, and Golfsmith International, Inc. and the other credit parties named therein.

4.25+	Assumption and Joinder Agreement in connection with the Intercreditor Agreement, dated as of July 24, 2003, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as senior agent.

4.26*	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith Holdings, L.P., as the issuer, Golfsmith International, Inc., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledgee.

4.27*	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., as the issuer, Golfsmith Delaware, L.L.C., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledgee.

4.28*	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith GP, L.L.C. and the other issuers named therein, Golfsmith Holdings, L.P., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledgee.

9.1*	Stockholders Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Atlantic Equity Partners III, L.P. and the other stockholders party thereto.

10.1*	Redemption Agreement, dated as of September 23, 2002, among DLJ Investment Partners, L.P., DLJ Investment Fundings, Inc., DLJ ESC II L.P., Golfsmith International, Inc., Golfsmith Holdings, L.P., Golfsmith GP Holdings, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation.

10.2*	Escrow Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Carl F. Paul and Franklin C. Paul, as stockholder representatives, and JPMorgan Chase Bank, as escrow agent.

10.3*	Indemnification Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., and Carl F. Paul and Franklin C. Paul, as stockholder representatives.

10.4*#	Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd.

10.5*	Credit Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers, Golfsmith International, Inc. and the other credit parties named therein and General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent.

10.6+	Amendment No. 1 to the credit agreement dated as of January 10, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender

10.7+	Amendment No. 2 to the credit agreement dated as of September 5, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender

10.8+	Amendment No. 3 to the credit agreement dated as of February 10, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender

10.9+	Amendment No. 4 to the credit agreement dated as of March 11, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender

10.10+	Assumption and Joinder Agreement, dated as of July 24, 2003 in connection with the Credit Agreement, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent.

10.11*	Guaranty, dated as of October 15, 2002, among Golfsmith International, Inc. and the other guarantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders.

10.12*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Carl Paul.

10.13*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Franklin Paul.

10.14*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Barbara Paul.

10.15*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Kelly Redding.

10.16*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of John Moriarty.

10.17*#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Carl F. Paul.

10.18*#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Franklin C. Paul.

10.19*#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and James D. Thompson.

10.20*#	Employment Agreement, dated as of January 15, 2003, between Golfsmith International, Inc. and Virginia Bunte.

10.21*#	Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan.

10.22*#	Golfsmith International, Inc. Severance Benefit Plan.

10.23*#	Golfsmith International 2002 Incentive Plan.

14.1+	Golfsmith International Holdings, Inc. Code of Ethics for Senior Management

21.1+	Subsidiaries of the Registrant.

31.1+	Rule 13a-14(a)/15d -14(a) Certification of James D. Thompson

31.2+	Rule 13a-14(a)/15d -14(a) Certification of Virginia Bunte

32.1+	Certification of James D. Thompson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Virginia Bunte pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

*	Incorporated by reference to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117).

#	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: April 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ James D. Thompson James. D. Thompson	Chief Executive Officer, President and Director (Principal Executive Officer)	April 2, 2004
/s/ Virginia Bunte Viginia Bunte	Vice President - Chief Financial Officer (Principal Financial Accounting Officer)	April 2, 2004
/s/ Charles Shaw Charles Shaw	Chairman of the Board	April 2, 2004
/s/ James Grover James Grover	Director	April 2, 2004
/s/ Noel Wilens Noel Wilens	Director	April 2, 2004
/s/ Thomas G. Hardy Thomas G. Hardy	Director	April 2, 2004
/s/ James Long James Long	Director	April 2, 2004
/s/ Carl F. Paul Carl F. Paul	Director	April 2, 2004
/s/ Roberto Buaron Roberto Buaron	Director	April 2, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report to security holders covering the registrant’s last fiscal year nor has it sent a proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.