Form 10-Q
period 2004-04-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2004-05-18
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-101117

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1634897
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 N. IH-35, Austin, Texas	78753
(Address of Principal Executive Offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (512) 837-8810

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 14, 2004

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED APRIL 3, 2004

Part I: Financial Information

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	April 3,	January 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,176,536	$2,928,109
Receivables, net of allowances of $212,389 at April 3, 2004 and $176,667 at January 3, 2004	2,752,964	2,689,815
Inventories, net of reserves of $1,276,311 at April 3, 2004 and $821,618 at January 3, 2004	65,878,427	51,212,544
Deferred tax assets	1,437,922	1,437,922
Prepaid and other current assets	2,748,243	1,845,546

Total current assets	76,994,092	60,113,936
Property and equipment:
Land and buildings	21,040,387	21,040,387
Equipment, furniture, fixtures and autos	13,670,395	12,234,869
Leasehold improvements and construction in progress	11,282,679	10,907,168

	45,993,461	44,182,424
Less: accumulated depreciation	(7,342,088)	(6,100,047)

Net property and equipment	38,651,373	38,082,377
Goodwill	42,021,324	42,035,545
Tradename	11,158,000	11,158,000
Trademarks	15,459,038	15,459,038
Customer database, net of accumulated amortization of $566,533 at April 3, 2004 and $472,111 at January 3, 2004	2,832,672	2,927,094
Deferred tax assets	2,724,174	2,724,174
Debt issuance costs, net of accumulated amortization of $1,323,264 at April 3, 2004 and $1,087,499 at January 3, 2004	6,534,451	6,770,216
Other long-term assets	56,333	56,333

Total assets	$196,431,457	$179,326,713

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	April 3,	January 3,
	2004	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,397,100	$23,604,647
Accrued expenses and other current liabilities	12,957,821	16,762,870
Line of credit	1,075,000	1,417,039

Total current liabilities	58,429,921	41,784,556
Long-term debt	78,029,386	77,482,469
Deferred rent	1,161,094	1,083,511

Total liabilities	137,620,401	120,350,536
Stockholders’ equity:
Common stock - $.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at April 3, 2004 and January 3, 2004, respectively	21,594	21,594
Restricted common stock units - $.001 par value; 755,935 shares issued and outstanding at April 3, 2004 and January 3, 2004, respectively	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	224,717	186,877
Accumulated deficit	(1,724,618)	(1,521,657)

Total stockholders’ equity	58,811,056	58,976,177

Total liabilities and stockholders’ equity	$196,431,457	$179,326,713

     See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2004	2003
Net revenues	$65,782,039	$45,830,119
Cost of products sold	42,806,857	30,972,343

Gross profit	22,975,182	14,857,776
Selling, general and administrative	20,167,893	14,258,838
Store pre-opening expenses	329,238	—

Total operating expenses	20,497,131	14,258,838

Operating income	2,478,051	598,938
Interest expense	(2,795,405)	(2,638,496)
Interest income	731	7,477
Other income	2,434	5,693
Other expense	(13,167)	(2,334)

Loss before income taxes	(327,356)	(2,028,722)
Income tax benefit	124,395	811,319

Net loss	$(202,961)	$(1,217,403)

     See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2004	2003
Operating Activities
Net loss	$(202,961)	$(1,217,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,240,318	1,216,435
Amortization of intangible assets	94,422	94,422
Amortization of debt issue costs and debt discount	782,682	713,393
Loss on sale of auto	2,257	—
Changes in operating assets and liabilities:
Accounts receivable	(63,149)	(990,886)
Inventories	(14,665,883)	(11,330,465)
Prepaid and other assets	(902,697)	(111,740)
Accounts payable	20,792,453	6,115,875
Accrued expenses and other current liabilities	(3,789,761)	(4,968,454)
Deferred rent	77,583	196,744

Net cash provided by (used in) operating activities	3,365,264	(10,282,079)
Investing Activities
Capital expenditures	(1,815,623)	(408,885)
Proceeds from sale of auto	5,000	—
Other	—	(1,325)

Net cash used in investing activities	(1,810,623)	(410,210)
Financing Activities
Principal payments on lines of credit	(19,920,336)	(5,476,478)
Proceeds from lines of credit	19,578,297	7,551,478
Debt issuance costs	—	(10,530)
Other	(1,067)	—

Net cash provided by (used in) financing activities	(343,106)	2,064,470
Effect of exchange rate changes on cash	36,892	(9,687)

Change in cash and cash equivalents	1,248,427	(8,637,506)
Cash and cash equivalents, beginning of period	2,928,109	11,412,460

Cash and cash equivalents, end of period	$4,176,536	$2,774,954

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2004	2003
Supplemental cash flow information:
Interest payments	$3,985,290	$2,979,025
Tax payments	$27,494	$56,936
Amortization of discount on senior secured notes	$546,917	$499,123

     See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 3, 2004

1. Nature of Business and Summary of Significant Accounting Policies

Description of Business

Golfsmith International Holdings, Inc., is a multi-channel retailer of golf equipment, merchandise and training curriculum for consumers and golf clubmaking businesses. Golfsmith offers equipment from leading manufacturers, including Callaway ®, Cobra ®, FootJoy ®, Nike ®, Ping ®, Taylor Made ® and Titleist ®. In addition, Golfsmith offers its own proprietary brands, including Golfsmith ®, Lynx ®, Snake Eyes ®, Killer Bee ® and Zevo ®. The Company markets its products through 42 superstores as well as through its direct-to-consumer channel, which includes its clubmaking and accessory catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, Harvey Penick.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Golfsmith International Holdings, Inc. (“Holdings” or the “Company”) and its wholly owned subsidiary Golfsmith International, Inc. (“Golfsmith”). Holdings was formed on September 4, 2002 as a Delaware corporation to acquire all of the outstanding shares of common stock of Golfsmith. Holdings acquired Golfsmith on October 15, 2002. Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary. Holdings did not have operations prior to the acquisition of Golfsmith; accordingly these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2004. The results of operations for the three month period ended April 3, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at January 3, 2004 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the year ended January 3, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2004.

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

Revenue Subject to Seasonal Variations

The Company’s business is seasonal, reflecting peak sales and earnings during the Father’s Day and Christmas holiday selling seasons. A substantial portion of the Company’s total revenues and an even larger portion of the Company’s operating income

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 3, 2004

occur in its second fiscal quarter. The results of these interim quarters may not be representative of the results for the full fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended April 3, 2004 and March 29, 2003 both consist of thirteen weeks.

Store Pre-Opening and Closing Expenses

Costs associated with the opening of a new store, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. When the Company decides to close a store and meets the applicable accounting guidance criteria, the Company recognizes an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require the Company to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, An Amendment of FASB Statement No. 123:

	Three Months Ended
	April 3, 2004	March 29, 2003
Net loss - as reported	$(202,961)	$(1,217,403)
Total stock-based compensation cost, net of related tax effects included in the determination of net loss as reported	—	—
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value based method had been applied to all awards	(44,583)	—

Pro forma net loss	$(247,544)	$(1,217,403)

2. Business Combinations

On July 24, 2003, the Company acquired all issued and outstanding shares of Don Sherwood Golf Shop (“Sherwood”) for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. The Company believes that the Sherwood acquisition supports the Company’s goals of expanding its national presence while gaining exposure to one of the country’s top golf markets in San Francisco, California. The Company acquired all six Sherwood retail stores as part of the acquisition. The operations of Sherwood stores are included in the Company’s consolidated statements of operations and cash flows as of July 25, 2003.

In conjunction with the acquisition of Sherwood, the Company issued 1,433,333 shares of common stock to existing stockholders, including its majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 3, 2004

to fund a portion of the acquisition of Sherwood. The issuance of these additional shares increased the majority stockholder’s 79.7% controlling interest in the Company to an 80.9% controlling interest, including issued restricted common stock units, which entitle the holders to shares of the Company’s common stock, and excluding outstanding stock options. At April 3, 2004, the Company’s majority stockholder held a majority interest of 75.1% of our common stock on a fully diluted basis, including outstanding stock options.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including property and equipment, inventory and identifiable intangible assets, based on their respective fair values at the date of acquisition. Such allocation resulted in goodwill of $6.4 million. Goodwill is assigned at the reporting unit level and is not deductible for income tax purposes.

Contingent consideration of $1.3 million has been placed in an escrow account by the Company to secure certain indemnification obligations of the selling shareholder. Subject to the terms and conditions of the escrow agreement, any remaining balance of the funds placed in escrow (less any amount of unresolved claims) will be disbursed to the selling shareholder on June 28, 2004.

3. Intangible Assets

In accordance with the adoption provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company is required to perform periodic review and analysis for possible impairment of intangible assets with indefinite lives, including goodwill. The Company evaluates its indefinite lived intangible assets for impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of the Company’s projection of estimated future discounted cash flows and other valuation methodologies. In the event that the book value of intangibles and goodwill is determined to be impaired, such impairments are measured using a combination of discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in the Company’s current business model, and other valuation methodologies. To the extent these future projections or strategies change, the Company’s estimates regarding impairment may differ from the Company’s current estimates. In accordance with SFAS No. 142, the Company determined that its recorded tradename and trademarks have indefinite useful lives and therefore are not amortized.

Intangible assets with definite lives must be amortized over their estimated useful lives. Following is a summary of the Company’s intangible assets that are subject to amortization as of April 3, 2004:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer databases	$3,399,205	$(566,533)	$2,832,672

The net carrying amount of customer databases intangible assets relates solely to the merger transaction in October 2002 between Golfsmith and Holdings. Total amortization expense was $94,222 for each of the three months ended April 3, 2004 and March 29, 2003, and is recorded in selling, general, and administration costs on the consolidated statements of operations.

4. Guarantees

Holdings fully and unconditionally guarantees both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments on the senior secured notes are required on a semi-annual basis at an annual interest rate of 8.375%. At April 3, 2004 there was $1.1 million of borrowings outstanding under the senior credit facility and $78.0 million aggregate principal amount of the senior secured notes outstanding. Holdings’ guarantee of Golfsmith’s senior secured notes and the senior credit facility is explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as it meets the definition of an intercompany guarantee.

The following represents certain stand-alone information for the three months ended April 3, 2004 and the fiscal year ended January 3, 2004 for the issuer and certain guarantors of the senior secured notes and the senior credit facility:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 3, 2004

			Golfsmith	Golfsmith
Three Months Ended April 3, 2004	Holdings	Golfsmith	Canada	Europe	Eliminations	Total
Assets	$—	$193,606,036	$1,716,919	$3,796,186	$(2,687,684)	$196,431,457
Debt	—	(79,104,386)	—	—	—	(79,104,386)
Net revenues	—	63,626,844	683,393	1,471,802	—	65,782,039
Net income (loss)	—	(328,684)	102,920	22,803	—	(202,961)

			Golfsmith	Golfsmith
Fiscal Year Ended January 3, 2004	Holdings	Golfsmith	Canada	Europe	Eliminations	Total
Assets	$—	$176,974,627	$1,615,054	$2,303,100	(1,566,068)	$179,326,713
Debt	—	(78,899,508)	—	—	—	(78,899,508)
Net revenues	—	248,997,549	3,129,311	5,617,920	—	257,744,780
Net income	—	22,649	527,162	514,453	—	1,064,264

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three months ended April 3, 2004 and March 29, 2003, respectively, no amounts have been accrued or paid relating to product warranties.

5. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following at April 3, 2004 and January 3, 2004, respectively:

	April 3, 2004	January 3, 2004
Salaries and benefits	$2,531,203	$1,998,142
Interest	703,256	2,675,824
Allowance for returns reserve	1,161,253	1,357,173
Gift certificates	5,158,659	5,990,485
Taxes	1,831,716	3,102,040
Other	1,571,734	1,639,206

Total	$12,957,821	$16,762,870

6. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is composed of net income (loss) and translation adjustments. The following table presents the calculation of comprehensive income (loss):

	Three Months Ended
	April 3,	March 29,
	2004	2003
Net loss	$(202,961)	$(1,217,403)
Translation adjustments	37,840	(10,273)

Total comprehensive loss	$(165,121)	$(1,227,676)

GOLFSMITH INTERNATIONAL HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 3, 2004

7. Recently Issued Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which was revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires that companies consolidate a variable interest entity if they are subject to a majority of the risk of loss from the variable interest entity’s activities or are entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities. The Company has no special purpose entities, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary. The adoption of FIN 46(R) did not have a material impact on the Company’s financial condition, results of operations or cash flows.

8. Subsequent Events

On April 15, 2004, all remaining escrow funds of $5,117,421 related to the October 15, 2002 merger transaction between Golfsmith and Holdings were paid to the selling stockholders in accordance with the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We became the parent company of Golfsmith International, Inc., or Golfsmith, on October 15, 2002 as a result of a purchase business combination, which we refer to as the merger. We have no assets or liabilities other than our investment in our wholly owned subsidiary Golfsmith and did not have assets or operations prior to our acquisition of Golfsmith. The following discussion and analysis of historical financial condition and results of operations is based on the financial condition and results of operations of Golfsmith International Holdings, Inc. for all periods presented.

We sell brand name golf equipment from the industry’s leading manufacturers, including Callaway®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist®, as well as our own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo ®. We sell through multiple distribution channels consisting of:

•	42 golf superstores;

•	regular mailings of our clubmakers’ catalogs, which offer golf club components, and our accessory catalogs, which offer golf accessories, clothing and equipment; and

•	golfsmith.com, our online e-commerce website.

We also operate a clubmaker training program and are the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, updating and remodeling existing stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management. We continue to implement new initiatives surrounding product offerings such as our “Playability Guarantee” program designed to insure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; the Golfsmith credit card which offers flexible payment options on any purchase; and the availability of in-store golf lessons through a partnership with GolfTEC Learning Centers. In April 2004, we formed a partnership with The Golf Digest Companies in which we will serve as the order fulfillment, distribution and call center partner for The Golf Digest Pro Shop, the catalog and online store of The Golf Digest Companies. We opened four stores during the three months ended April 3, 2004 and we plan to open two to four additional superstores during the remaining three quarters of fiscal 2004. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition, as evidenced by our increased comparable store sales during the three months ended April 3, 2004 compared to the three months ended March 29, 2004 (see discussion of comparable store sales below in “ - Results of Operations”).

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

Sales of our products are affected by increases and declines in the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry, has a base of over 26 million participants in the United States and is characterized by favorable demographic trends. During 2002, total consumer golf equipment spending grew by a moderate 1%, according to a national publication. We believe that since 1997, the overall worldwide premium golf club market has experienced only moderate growth in dollar volume from year to year and that from 1999 to 2003 there was no material increase in the number of rounds played. Golf Datatech has reported that during 2003, the number of golf rounds played in the United States declined 2.6% as compared to the same period in 2002. Declines in the number of rounds played in 2003 have been attributed to bad weather, the uncertainty in the U.S. economy, and golfers spending more time at work and with their families. However, during the first quarter of 2004, the golf industry exhibited signs of growth. Golf Datatech has reported that the number of rounds played during the three months ended March 31, 2004 increased by 4.0% over the comparable three-month period in 2003. While we are optimistic about the potential for increased rounds during the remainder of 2004 that could spur increased consumer spending, we cannot assure you that declines in the U.S. economy or a reduction in discretionary consumer spending will not impede growth in the worldwide market for golf-related products, including our products.

Our business is highly seasonal with sales and earnings peaks during the Father’s Day and Christmas Holiday seasons. A substantial portion of our net revenues and an even larger portion of our operating income occur in our second fiscal quarter. You should read the information set forth below under “Additional Factors That May Affect Future Results”, for a discussion of the effects and risks of the seasonality of our business.

We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs are then subsequently included in cost of goods sold upon the sale of that inventory. Because some retailers exclude these costs from cost of goods sold, and instead include them in a line item like selling and administrative expenses, our gross margins may not be comparable to those of these other retailers.

Our fiscal year ends on the last Saturday in December and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This occurred in fiscal 2003. The three month periods ended April 3, 2004 and March 29, 2003 both consisted of thirteen weeks.

Business Combinations - Don Sherwood Golf Shop

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

In conjunction with the acquisition of Sherwood, we issued 1,433,333 shares of our common stock to existing stockholders, including our majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund a portion of the purchase price of the acquisition of Sherwood. The issuance of these additional shares increased our majority stockholder’s 79.7% controlling interest in us to an 80.9% controlling interest, including issued restricted common stock units, which entitle the holders to shares of our common stock, and excluding outstanding stock options. At April 3, 2004, our majority stockholder held a majority interest of 75.1% of our common stock on a fully diluted basis, including outstanding stock options.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including property and equipment, inventory and identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $6.4 million. Goodwill is assigned at the reporting unit level and is not deductible for income tax purposes.

Contingent consideration of $1.3 million has been placed in an escrow account by us to secure certain indemnification obligations of the selling shareholder. Subject to the terms and conditions of the escrow agreement, any remaining balance of the funds placed in escrow (less any amount of unresolved claims) will be disbursed to the selling shareholder on June 28, 2004.

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

Inventory Valuation

Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Reserves are booked on a monthly basis at 0.4% to 0.75% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations during the three months ended April 3, 2004 and March 29, 2003 was 0.6 % and 0.8% of net sales, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

Long-lived Assets, Including Goodwill and Identifiable Intangible Assets

We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We evaluate impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of our projection of estimated future discounted cash flows and other valuation methodologies. We evaluate the impairment of the book value of our long-lived assets including intangible assets subject to amortization in accordance with SFAS No. 144, Impairment of Long-Lived Assets, based on our projection of estimated future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with SFAS No. 142, we determined that our recorded tradename and trademarks have indefinite useful lives and therefore are not amortized.

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

Store Closure Costs

When we decide to close a store and meet the applicable accounting guidance criteria, we recognize an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates. We did not close any stores in fiscal 2003 or in the three month period ended April 3, 2004. We do not currently have any plans to close any additional stores, although we regularly evaluate the necessity to record expenses under SFAS 146.

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

Recently Issued Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which was revised in December 2003 (“FIN 46(R)”). FIN 46(R) requires that companies consolidate a variable interest entity if they are subject to a majority of the risk of loss from the variable interest entity’s activities or are entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities. We have no special purpose entities, nor have we acquired a variable interest in an entity where we are the primary beneficiary. The adoption of FIN 46(R) did not have a material impact on the our financial condition, results of operations or cash flows.

Results of Operations

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003

We had net revenues of $65.8 million, operating income of $2.5 million and a net loss of $0.2 million in the three months ended April 3, 2004 compared to net revenues of $45.8 million, operating income of $0.6 million and a net loss of $1.2 million in the three months ended March 29, 2003.

The $20.0 million increase in net revenues from the three months ended March 29, 2003 to the three months ended April 3, 2004 was mostly comprised of a $6.0 million increase, or 23.9%, in comparable store revenues and a $10.9 million increase in non-comparable store revenues (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003). In comparison, comparable store revenues for the three months ended March 29, 2003 declined 2.2%. We believe increased comparable store sales from the three months ended March 29, 2003 to the three months ended April 3, 2004 are correlated with the 4.0% increase in the number of golf rounds played in the U.S. during the first quarter of 2004 as compared to the same quarter in 2003, as reported by Golf Datatech,as well as the cross-marketing benefits of our multi-channel retail model combined with activity related to our new and existing specialty retail services. We consider sales of a store to be comparable commencing in the fourteenth month after the store was opened or acquired. Direct to consumer channel revenues increased $2.4 million, or 12.2%, from the three months ended March 29, 2003 to the three months ended April 3, 2004. International revenues increased $0.7 million from the three months ended March 29, 2003 to the three months ended April 3, 2004.

For the three months ended April 3, 2004, gross profit was $23.0 million, or 34.9% of net revenues, compared to $14.9 million, or 32.4% of net revenues, for the three months ended March 29, 2003. Increased net revenues for the three months ended April 3, 2004 compared to the three months ended March 29, 2003 led to higher gross profit for the three months ended April 3, 2004. The increase in gross margin percentage resulted from increased sales in higher margin merchandise categories combined with improved selling and merchandising practices.

Selling, general and administrative expenses increased $5.9 million to $20.2 million for the three months ended April 3, 2004 from $14.3 million for the three months ended March 29, 2003. Increased selling, general and administrative expenses for the three months ended April 3, 2004 compared to the three months ended March 29, 2003 resulted from an increase in expenses of $4.3 million related to sixteen additional retail stores in operation for the three months ended April 3, 2004 (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003) compared to the three months ended March 29, 2003 and an increase of $1.6 million related to general operations for existing retail stores and corporate expenses.

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store openings and are expensed as incurred. Pre-opening costs are incurred primarily in the 30 days prior to the grand opening of a new store. During the three months ended April 3, 2004, we incurred approximately $0.3 million in pre-opening expenses related to the opening of four new retail locations. We did not incur any pre-opening costs in the three months ended March 29, 2003.

Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense increased $0.2 million to $2.8 million for the three months ended April 3, 2004 from $2.6 million for the three months ended March 29, 2003. The increase was primarily the result of an increase in our average outstanding daily balance under the revolving senior credit facility. For further discussion see “ - Liquidity and Capital Resources - Senior Secured Notes” and “ - Liquidity and Capital Resources - Credit Facility” below.

We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. The benefit from income taxes was $0.1 million, or 38.0% of pre-tax net loss, for the three months ended April 3, 2004. The benefit from income taxes was $0.8 million, or 40.0% of pre-tax net loss, for the three months ended March 29, 2003. The decrease in our effective tax rate was attributable to lower than projected effective state income tax rates.

Liquidity and Capital Resources

Cash Flows

As of April 3, 2004 we had $4.2 million in cash and cash equivalents, working capital of $18.6 million and outstanding debt obligations of $79.1 million. We had $10.9 million in borrowing availability under our credit facility as of April 3, 2004.

Operating activities

Net cash provided by operating activities was $3.4 million for the three months ended April 3, 2004, compared to $10.3 million in net cash used in operating activities for the three months ended March 29, 2003.

The increase in net cash provided by operating activities of $13.7 is attributable to three main causes. First, our net loss decreased by $1.0 million, from a $1.2 million net loss for the three months ended March 29, 2003 to a $0.2 million net loss for the three months ended April 3, 2004. Second, we were able to increase our net revenues during the three months ended April 3, 2004, including a 23.9% increase in comparable store revenues, without experiencing a comparable outflow of cash for the purchases of the related inventory due to more favorably negotiated vendor terms. As a result, for the three months ended April 3, 2004, the increase in accounts payable in excess of cash used to purchase and maintain inventory provided cash of $6.2 million. For the three months ended March 29, 2003, the increase in accounts payable was less than the related increase in inventory, resulting in cash used in operating activities of $5.2 million. Third, changes in other working capital accounts associated with ongoing operations contributed $1.3 million to cash provided by operating activities.

Investing activities

Net cash used in investing activities was $1.8 million for the three months ended April 3, 2004, compared to net cash used in investing activities of $0.4 million for the three months ended March 29, 2003.

Net cash used in investing activities for the three months ended April 3, 2004 of $1.8 million was almost entirely the result of capital expenditures. For the three months ended April 3, 2004, capital expenditures were comprised of $1.3 million for new and existing stores and $0.5 million for corporate projects.

Net cash used in investing activities for the three months ended March 29, 2003 of $0.4 million was almost entirely the result of capital expenditures. For the three months ended March 29,2003, capital expenditures were comprised of $0.2 million for new and existing stores and $0.2 million for corporate projects.

Financing activities

Net cash used in financing activities was $0.3 million for the three months ended April 3, 2004, compared to net cash provided by financing activities of $2.1 million for the three months ended March 29, 2003.

Net cash used in financing activities for the three months ended April 3, 2004 of $0.3 million was comprised primarily of payments on our senior credit facility of $0.3 million, net of proceeds from borrowings.

Net cash provided by financing activities for the three months ended March 29, 2003 of $2.1 million was comprised primarily of proceeds from borrowings under our senior credit facility of $2.1 million, net of payments.

Senior Secured Notes

On October 15, 2002, Golfsmith completed a private placement of $93.75 million aggregate principal amount at maturity of its 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. In July 2003, Golfsmith conducted an exchange offer in which it offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. We fully and unconditionally guarantee the senior secured notes. As a result of the covenants in the indenture governing the senior secured notes, our ability to borrow under the credit facility described below is restricted to a maximum of $12.5 million and the payments of dividends or repurchases of stock are limited. The proceeds from the sale of the senior secured notes were used to pay part of the cash portion of the consideration for the merger transaction involving us and Golfsmith and for fees and expenses of the offering of the notes and the merger.

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

Credit Facility

Concurrently with the merger involving us and Golfsmith in October 2002, we entered into a revolving senior credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. Three of our subsidiaries are borrowers under the senior credit facility and we and our other subsidiaries, including Golfsmith, fully and unconditionally guarantee the senior credit facility. The credit agreement is secured by a pledge of our inventory, receivables and certain other assets. The credit agreement provides for same day funding of the revolver, as well as letters of credit up to a maximum of $1 million. The credit agreement contains various covenants restricting our activities, such as payments of dividends on our capital stock, as well as covenants regarding maximum indebtedness, minimum interest coverage ratios, maximum capital expenditures and minimum earnings levels. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement.

In January 2003, the senior credit facility was amended to extend the period of time permitted to obtain certain waivers from landlords of leased premises in connection with collateral under the senior credit facility. In September 2003, the senior credit facility was amended to clarify certain definitions contained in the agreement relating to minimum levels of EBITDA (as defined in the senior credit facility) for each of the three fiscal quarters ending on or about December 31, 2002, March 31, 2003 and June 30, 2003. In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million, in each case subject to required reserves of $500,000. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June 30, 2004 and to decrease the minimum interest coverage ratios for the first three fiscal quarters of 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, we believe the increased availability and the modification of certain short-term financial covenants better matches our currently projected cash needs. As of April 3, 2004, we had $1.1 million of borrowings outstanding under the credit agreement and were in compliance with the covenants.

Borrowings under our senior credit facility are expected to increase as working capital increases in anticipation of the important selling periods in late spring and in advance of the Christmas holiday, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the credit facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms. Golfsmith’s ability to borrow under the credit agreement is limited in some circumstances.

Capital Expenditures

Subject to our ability to generate sufficient cash flow, in fiscal year 2004 we currently plan to spend $6.0 million to $8.0 million on corporate projects, to open additional stores and/or to retrofit existing stores, of which $1.8 million was expended during the three months ended April 3, 2004. However, to the extent that we use capital for acquisitions, our store openings and retrofittings will be reduced.

Contractual Obligations

Our future contractual obligations related to long-term debt and noncancellable operating leases at April 3, 2004 are as follows:

	Payments Due by Period
Contractual		Less than			After 5
Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Long-term debt	$93,750	$—	$—	$18,750	$75,000
Operating leases	$94,059	$12,137	$23,163	$20,698	$38,061

Total	$187,809	$12,137	$23,163	$39,448	$113,061

We issue purchase orders for merchandise which may be cancelled prior to the vendor’s scheduled shipment under certain circumstances, such as the vendor’s breach of its obligations to us.

We expect that our principal uses of cash for the next several years will be interest payments on the senior secured notes and our senior credit facility, capital expenditures (primarily for new store openings), possible acquisitions (to the extent permitted by the lenders under the senior credit facility and under the indenture governing the senior secured notes), working capital requirements and our contractually obligated operating lease payments. Additionally, subsequent to fiscal 2003, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of its excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. Subsequent to the end of fiscal 2003, Golfsmith determined that it did not have any excess cash flow, as defined in the indenture, in fiscal 2003 and was thus not required to offer to repurchase any of the senior secured notes. We believe that cash from operations combined with borrowing availability under the senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from the senior credit facility be insufficient. At April 3, 2004, there was $10.9 million of borrowing availability under our senior credit facility. We believe that the financial support of our principal stockholder and the use of the senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results”, for a discussion of the risks affecting our operations.

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

Interest Rate Risk

The interest payable on our credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If the maximum available under the credit facility of $12.5 million is drawn and interest rates on existing variable rate debt rose to greater than 15.25%, our results from operations and cash flows may be materially affected. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth under “Additional Factors That May Affect Future Results.”

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

In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy. Additionally, the number of rounds played in the U.S. in 2003 dropped 2.6% from 2002 to 489.3 million rounds played. Although Golf Datatech reported that the number of golf rounds played in the U.S. increased 4.0% in the first quarter of 2004 as compared to the same quarter in 2003, we can not assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

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

Increased competition in our markets due to the entry of new competitors, including companies which currently supply us with products that we sell, could reduce our net revenues. Our competitors currently include other specialty retailers, mass merchandise retailers, conventional sporting goods retailers, on-course pro shops, direct to consumer catalogers, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional and specialty golf retailers are expanding more aggressively in marketing brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer than us and/or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Several of our key vendors have begun to operate retail stores or websites that sell directly to consumers and may compete with us and reduce our sales. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our profitability.

New superstores that we may open may divert our limited capital resources away from other areas of our business and may not be profitable which could adversely affect the profitability of our company as a whole.

Our strategy involves opening additional superstores in new and existing markets. During the three months ended April 3, 2004, we opened four new stores, incurring $0.3 million in pre-opening expenses and $0.9 million in capital expenditures. We plan to open two to four additional stores during the remaining three quarters of fiscal 2004. Based on our experience, we expect to spend $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing our senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

We lease 41 of our 42 superstores. As of April 3, 2004, two of our superstores operated under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

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

As of April 3, 2004, Atlantic Equity Partners III, L.P. owned approximately 75.1% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

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

We may be subject to risks associated with our products, including product liability. Our existing or future products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace.

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

During the three months ended April 3, 2004, we generated approximately 33.6% of our net revenues through our direct-to-consumer sales. We use UPS for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products to our direct-to-consumer channel, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

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

Internal Control over Financial Reporting. During the three months ended April 3, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On March 30, 2004, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission for the purpose of furnishing under Items 7 and 12 a press release announcing our financial results for the fiscal year ended January 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: May 18, 2004

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 18, 2004