Form 10-Q
period 2004-07-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2004-08-17
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 17, 2004

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED JULY 3, 2004

Part I: Financial Information

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	July 3,	January 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,456,342	$2,928,109
Receivables, net of allowances of $231,302 at July 3, 2004 and $176,667 at January 3, 2004	4,645,442	2,689,815
Inventories, net of reserves of $2,209,965 at July 3, 2004 and $821,618 at January 3, 2004	60,469,679	51,212,544
Deferred tax assets	1,437,922	1,437,922
Prepaid and other current assets	3,668,488	1,845,546

Total current assets	75,677,873	60,113,936
Property and equipment:
Land and buildings	21,061,422	21,040,387
Equipment, furniture, fixtures and autos	13,391,230	12,234,869
Leasehold improvements and construction in progress	11,969,109	10,907,168

	46,421,761	44,182,424
Less: accumulated depreciation	(7,478,014)	(6,100,047)

Net property and equipment	38,943,747	38,082,377
Goodwill	42,054,180	42,035,545
Tradename	11,158,000	11,158,000
Trademarks	15,459,038	15,459,038
Customer database, net of accumulated amortization of $660,956 at July 3, 2004 and $472,111 at January 3, 2004	2,738,249	2,927,094
Deferred tax assets	2,724,174	2,724,174
Debt issuance costs, net of accumulated amortization of $1,564,196 at July 3, 2004 and $1,087,499 at January 3, 2004	6,293,519	6,770,216
Other long-term assets	56,333	56,333

Total assets	$195,105,113	$179,326,713

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	July 3,	January 3,
	2004	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,924,543	$23,604,647
Accrued expenses and other current liabilities	16,276,678	16,762,870
Line of credit	–	1,417,039

Total current liabilities	54,201,221	41,784,556
Long-term debt	78,607,292	77,482,469
Deferred rent	1,217,832	1,083,511

Total liabilities	134,026,345	120,350,536
Stockholders’ equity:
Common stock –$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	21,594	21,594
Restricted common stock units –$.001 par value; 755,935 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	227,235	186,877
Retained earnings (accumulated deficit)	540,576	(1,521,657)

Total stockholders’ equity	61,078,768	58,976,177

Total liabilities and stockholders’ equity	$195,105,113	$179,326,713

See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net revenues	$162,725,773	$125,086,226	$96,943,734	$79,256,107
Cost of products sold	106,376,412	84,424,961	63,569,555	53,452,618

Gross profit	56,349,361	40,661,265	33,374,179	25,803,489
Selling, general and administrative	47,071,670	33,439,639	26,903,777	19,180,801
Store pre-opening expenses	382,198	162,808	52,960	162,808

Total operating expenses	47,453,868	33,602,447	26,956,737	19,343,609

Operating income	8,895,493	7,058,818	6,417,442	6,459,880
Interest expense	(5,596,567)	(5,451,022)	(2,801,162)	(2,812,526)
Interest income	4,525	21,627	3,794	14,150
Other income	27,749	47,591	25,315	41,898
Other expense	(46,173)	(4,043)	(33,006)	(1,709)

Income before income taxes	3,285,027	1,672,971	3,612,383	3,701,693
Income tax expense	(1,222,794)	(669,160)	(1,347,189)	(1,480,479)

Net income	$2,062,233	$1,003,811	$2,265,194	$2,221,214

     See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 3,	June 28,
	2004	2003
Operating Activities
Net income	$2,062,233	$1,003,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,702,893	2,421,441
Amortization of intangible assets	188,845	188,845
Amortization of debt issue costs and debt discount	1,601,520	1,445,159
Non-cash loss on write-off of property and equipment	387,902	–
Loss on sale of autos	2,257	–
Changes in operating assets and liabilities:
Accounts receivable	(1,955,627)	(3,260,081)
Inventories	(9,257,135)	(12,222,069)
Prepaid and other assets	(1,838,342)	(30,866)
Accounts payable	14,319,896	20,385,330
Accrued expenses and other current liabilities	(486,192)	603,658
Deferred rent	134,321	284,923

Net cash provided by operating activities	7,862,571	10,820,151
Investing Activities
Capital expenditures	(3,959,422)	(1,758,141)
Proceeds from sale of autos	5,000	–
Purchase of assets and other	–	(430,407)

Net cash used in investing activities	(3,954,422)	(2,188,548)
Financing Activities
Principal payments on lines of credit	(33,457,298)	(7,801,478)
Proceeds from lines of credit	32,040,259	7,801,478
Proceeds from issuance of common stock	–	249,999
Repurchase of restricted common stock units	–	(249,999)
Debt issuance costs	–	(82,411)
Other	(3,235)	–

Net cash used in financing activities	(1,420,274)	(82,411)
Effect of exchange rate changes on cash	40,358	48,508

Change in cash and cash equivalents	2,528,233	8,597,700
Cash and cash equivalents, beginning of period	2,928,109	11,412,460

Cash and cash equivalents, end of period	$5,456,342	$20,010,160

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended
	July 3,	June 28,
	2004	2003
Supplemental cash flow information:
Interest payments	$4,015,978	$2,999,874
Tax payments	$163,898	$84,537

     See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 3, 2004

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2004. The results of operations for the three and six month periods ended July 3, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at January 3, 2004 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company’s future results of operations and financial position. The Company uses estimates when accounting for depreciation and amortization, allowance for doubtful accounts, income taxes, allowance for obsolete inventory, allowance for inventory shrinkage and allowance for sales returns.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal, reflecting peak sales and earnings during the Father’s Day and Christmas holiday selling seasons. A higher portion of the Company’s yearly net revenues and operating income occur in its second fiscal quarter. The results of these interim quarters may not be representative of the results for the full fiscal year.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 3, 2004

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended July 3, 2004 and June 28, 2003 both consist of thirteen weeks. The year to date periods ended July 3, 2004 and June 28, 2003 both consist of twenty-six weeks.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. The Company recorded a non-cash loss on the write-off of property and equipment in selling, general and administrative expenses of $387,902 for the three and six months ended July 3, 2004. The loss was due to an anticipated retail store relocation, which resulted in certain assets having little or no future economic value.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, An Amendment of FASB Statement No. 123:

	Six Months Ended		Three Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income – as reported	$2,062,233	$1,003,811	$2,265,194	$2,221,214
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	–	–	–	–
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(87,415)	(7,948)	(42,832)	(7,948)

Pro forma net income	$1,974,818	$995,863	$2,222,362	$2,213,266

2. Business Combinations

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 3, 2004

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

Contingent consideration of $1.3 million was placed in an escrow account by the Company to secure certain indemnification obligations of the selling shareholder. Pursuant to the terms and conditions of the escrow agreement, these funds were released from the escrow account and disbursed to the selling shareholder on June 17, 2004.

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

Intangible assets with definite lives must be amortized over their estimated useful lives. Following is a summary of the Company’s intangible assets that are subject to amortization as of July 3, 2004:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer databases	$3,399,205	$(660,956)	$2,738,249

The net carrying amount of customer databases intangible assets relates solely to the merger transaction in October 2002 between Golfsmith and Holdings. Total amortization expense was $94,222 and $188,845 for each of the three and six months ended July 3, 2004 and June 28, 2003, respectively, and is recorded in selling, general, and administration expenses on the consolidated statements of operations.

4. Guarantees

Holdings fully and unconditionally guarantees both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments on the senior secured notes are required on a semi-annual basis at an annual interest rate of 8.375%. At July 3, 2004 there was $78.6 million aggregate accreted principal amount of the senior secured notes outstanding and there were not any borrowings outstanding under the senior credit facility. Holdings’ guarantee of Golfsmith’s senior secured notes and the senior credit facility is explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as it meets the definition of an intercompany guarantee.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 3, 2004

The following represents certain stand-alone information for the three and six months ended July 3, 2004 and the fiscal year ended January 3, 2004 for the issuer and certain guarantors of the senior secured notes and the senior credit facility:

Three and Six Months Ended July 3, 2004

			Golfsmith	Golfsmith
	Holdings	Golfsmith	Canada	Europe	Eliminations	Total
Assets	$—	$191,673,658	$1,945,902	$4,079,183	$(2,593,630)	$195,105,113
Debt	—	(78,607,292)	—	—	—	(76,607292)
Net revenues for the three months ended July 3, 2004	—	93,557515	1,279,386	2,106,833	—	96,943,734
Net income for the three months ended July 3, 2004	—	2,009,919	159,357	65,918	—	2,265,194
Met revenues fertile six months ended July 3, 2004	—	157,134,359	1,962,779	3,578,635	—	62,725,773
Net income for the six months ended July 3, 2004	—	1,681,235	292,277	88,721	—	2,062,233

Fiscal Year Ended January 5, 2004

			Golfsmith	Golfsmith
	Holdings	Golfsmith	Canada	Europe	Eliminations	Total
Assets	$—	$176,974,627	$1,615,054	$2,303,100	(1,566,068)	$179,326,713
Debt	—	(78,899,508)	—	—	—	(78,899,508)
Net revenues	—	248,997,549	3,129,311	5,617,920	—	257,744,780
Net income	—	22,649	527,162	514,453	—	1,004,264

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and six months ended July 3, 2004 and June 28, 2003, respectively, no material amounts have been accrued or paid relating to product warranties.

5. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following at July 3, 2004 and January 3, 2004, respectively:

	July 3, 2004	January 3, 2004
Salaries and benefits	$2,156,464	$1,998,142
Interest	2,654,893	2,675,824
Allowance for returns reserve	1,217,359	1,357,173
Gift certificates	5,070,405	5,990,485
Taxes	3,848,221	3,102,040
Other	1,329,336	1,639,206

Total	$16,276,678	$16,762,870

6. Comprehensive Income

The Company’s comprehensive income is composed of net income and translation adjustments. The following table presents the calculation of comprehensive income:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 3, 2004

	Six Months Ended		Three Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income	$2,062,233	$1,003,811	$2,265,194	$2,221,214
Translation adjustments	40,358	49,592	2,518	59,865

Total comprehensive income	$2,102,591	$1,053,403	$2,267,712	$2,281,079

7. Recently Issued Accounting Standards

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003 (FIN 46(R)). FIN 46(R) requires that companies consolidate a variable interest entity if they are subject to a majority of the risk of loss from the variable interest entity’s activities or are entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities. The Company has no special purpose entities, nor has the Company acquired a variable interest in an entity where the Company is the primary beneficiary. The adoption of FIN 46(R) did not have a material impact on the Company’s financial condition, results of operations or cash flows.

8. Subsequent Events

On August 6, 2004, the Company sold the rights to a trademark to a third party for cash proceeds of $2.1 million.

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

We sell brand name golf equipment from the industry’s leading manufacturers, including Callaway®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist®, as well as our own proprietary brands, Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo ®. We sell through multiple distribution channels consisting of:

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

Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, updating and remodeling existing stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management. We continue to implement new initiatives surrounding product offerings such as our “Playability Guarantee” program designed to insure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; the Golfsmith credit card which offers flexible payment options on any purchase; the availability of in-store custom club fitting through an arrangement with Hot Stix Technologies; and the availability of in-store golf lessons through a relationship with GolfTEC Learning Centers. In April 2004, we formed a relationship with The Golf Digest Companies in which we will serve as the order fulfillment, distribution and call center partner for The Golf Digest Pro Shop, the catalog and online store of The Golf Digest Companies. We opened four stores during the three months ended April 3, 2004 and did not open any new stores during the three months ended July 3, 2004. We plan to open two to four additional superstores during the remaining two quarters of fiscal 2004. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition, as evidenced by our comparable store sales during the six months ended July 3, 2004 compared to the six months ended June 28, 2003 (see discussion of comparable store sales below in “ — Results of Operations”).

We recognize revenue for retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or credit card. Catalog and e-commerce sales are recorded upon shipment of merchandise. Revenue from the Harvey Penick Golf Academy instructional school is recognized at the time the services are performed. Revenues from the sale of gift certificates are recorded upon the redemption of the gift certificate for the purchase of tangible products at the time the customer takes possession of the merchandise. Revenues from the Golf Digest relationship are recorded upon shipment of merchandise.

Sales of our products are affected by increases and declines in the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry, has a base of over 26 million participants in the United States and is characterized by favorable demographic trends. We believe that since 1997, the overall worldwide premium golf club market has experienced only moderate growth in dollar volume from year to year and that from 1999 to 2003 there was no material increase in the number of rounds played. Golf Datatech has reported that during 2003, the number of golf rounds played in the United States declined 2.6% as compared to the same period in 2002. During fiscal 2004, the golf industry has exhibited signs of growth, driven largely by comparable growth during the first quarter of calendar year 2004. Golf Datatech has reported that the number of rounds played during the six months ended June 30, 2004 increased by 1.8% over the comparable six-month period in 2003. However, Golf Datatech also reported that the rate of growth in the number of rounds played slowed from 4.0% in the three months ended March 31, 2004 to 1.1% in the three months ended June 30, 2004, in each case compared to the corresponding period in 2003. We cannot assure you that a decline in the U.S. economy or a reduction in discretionary consumer spending will not impede growth in the worldwide market for golf-related products, including our products.

Our business is seasonal with sales and earnings peaks during the Father’s Day and Christmas Holiday seasons. Our second fiscal quarter historically contributes a higher portion of our yearly net revenues and operating income. You should read the information set forth below under “Additional Factors That May Affect Future Results”, for a discussion of the effects and risks of the seasonality of our business.

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

Our fiscal year ends on the last Saturday in December and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This occurred in fiscal 2003. The three month periods ended July 3, 2004 and June 28, 2003 each consisted of 13 weeks and the six month periods ended July 3, 2004 and June 28, 2003 each consisted of 26 weeks.

Business Combinations — Don Sherwood Golf Shop

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

Contingent consideration of $1.3 million was placed in an escrow account by us to secure certain indemnification obligations of the selling shareholder. Pursuant to the terms and conditions of the escrow agreement, these funds were released from the escrow account and disbursed to the selling shareholder on June 17, 2004.

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

Inventory Valuation

Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Shrink reserves are booked on a monthly basis at 0.4% to 0.8% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations was 0.8% and 0.7% of net sales during the three and six months ended July 3, 2004, respectively, and was 0.8% during the three and six months ended June 28, 2003. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

Long-lived Assets, Including Goodwill and Identifiable Intangible Assets

We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We evaluate impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of our projection of estimated future discounted cash flows and other valuation methodologies. We evaluate the impairment of the book value of our long-lived assets, including intangible assets subject to amortization, in accordance with SFAS No. 144, Impairment of Long-Lived Assets, based on our projection of estimated future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with SFAS No. 142, we determined that our recorded tradename and trademarks have indefinite useful lives and therefore are not amortized. Based on our analyses, we recorded a non-cash loss on the write-off of property and equipment in accordance with SFAS No. 144 in selling, general and administrative expenses of $0.4 million for the three and six months ended July 3, 2004. The loss was due to an anticipated retail store relocation, which resulted in certain assets having little or no future economic value.

Product Return Reserves

We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates could adversely affect our operating results. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves on a monthly basis at 1.8% to 10.5% of net revenues depending on the distribution channel in which the sales occur. We routinely compare actual experience to current reserves and make any necessary adjustments.

Store Closure Costs

When we decide to close a store and meet the applicable accounting guidance criteria, we recognize an expense related to the future net lease obligation, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates. We did not close any stores in fiscal 2003 or in the six month period ended July 3, 2004. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.

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

Recently Issued Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003 (FIN 46(R)). FIN 46(R) requires that companies consolidate a variable interest entity if they are subject to a majority of the risk of loss from the variable interest entity’s activities or are entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities. We have no special purpose entities, nor have we acquired a variable interest in an entity where we are the primary beneficiary. The adoption of FIN 46(R) did not have a material impact on our financial condition, results of operations or cash flows.

Results of Operations

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

We had net revenues of $96.9 million, operating income of $6.4 million and net income of $2.3 million in the three months ended July 3, 2004 compared to net revenues of $79.3 million, operating income of $6.5 million and net income of $2.2 million in the three months ended June 28, 2003.

The $17.6 million increase in net revenues from the three months ended June 28, 2003 to the three months ended July 3, 2004 was mostly comprised of a $19.2 million increase in non-comparable store revenues from sixteen additional retail stores in operation during the three months ended July 3, 2004 (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003), offset in part by a decrease in direct to consumer channel revenues of $1.8 million, or 6.3%, from the three months ended June 28, 2003 to the three months ended July 3, 2004. The decrease in direct to consumer channel revenues was primarily due to increased competition and decreased demand. Comparable store revenues increased $0.3 million, or 0.7%, from the three months ended June 28, 2003 to the three months ended July 3, 2004. In comparison, comparable store revenues for the three months ended June 28, 2003 increased 8.4%. We believe the increase in comparable store sales from the three months ended June 28, 2003 to the three months ended July 3, 2004 was influenced by the 1.1% increase in the number of golf rounds played in the U.S. during the second quarter of 2004 as compared to the same quarter in 2003, as reported by Golf Datatech. We consider sales of a store to be comparable commencing in the fourteenth month after the store was opened or acquired. In addition, international revenues decreased $0.1 million, or 6.0%, from the three months ended June 28, 2003 to the three months ended July 3, 2004.

For the three months ended July 3, 2004, gross profit was $33.4 million, or 34.4% of net revenues, compared to $25.8 million, or 32.6% of net revenues, for the three months ended June 28, 2003. Increased net revenues for the three months ended July 3, 2004 compared to the three months ended June 28, 2003 led to higher gross profit for the three months ended July 3, 2004. The increase in gross margin percentage is the result us realizing economies of scale due to continued retail store growth, which has allowed us to purchase product in higher volumes and with more favorable pricing.

Selling, general and administrative expenses increased $7.7 million to $26.9 million for the three months ended July 3, 2004 from $19.2 million for the three months ended June 28, 2003. Increased selling, general and administrative expenses for the three months ended July 3, 2004 compared to the three months ended June 28, 2003 resulted from an increase in expenses of $4.5 million related to sixteen additional retail stores in operation (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003), an increase of $1.4 million related to general operations for existing retail stores and an increase of $1.8 million for corporate and international expenses.

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store openings and are expensed as incurred. Pre-opening costs are incurred primarily in the 30 days prior to the grand opening of a new store. During the three months ended July 3, 2004, we incurred $0.1 million in pre-opening expenses related to residual costs from the opening of four new retail locations during the first quarter of fiscal 2004. During the three months ended June 28, 2003, we incurred $0.2 million in pre-opening expenses related to the opening of two new retail locations during the second quarter of fiscal 2003.

Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $2.8 million for the three months ended July 3, 2004 and June 28, 2003, respectively. For further discussion see “ — Liquidity and Capital Resources — Senior Secured Notes” and “ — Liquidity and Capital Resources — Credit Facility” below.

We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. Income tax expense was $1.3 million, or 37.3% of pre-tax net income, for the three months ended July 3, 2004. Income tax expense was $1.5 million, or 40.0% of pre-tax net income, for the three months ended June 28, 2003. The decrease in our effective tax rate was attributable to lower than projected effective state income tax rates.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

We had net revenues of $162.7 million, operating income of $8.9 million and net income of $2.1 million in the six months ended July 3, 2004 compared to net revenues of $125.1 million, operating income of $7.1 million and net income of $1.0 million in the six months ended June 28, 2003.

The $37.6 million increase in net revenues from the six months ended June 28, 2003 to the six months ended July 3, 2004 was mostly comprised of a $6.4 million increase, or 8.7%, in comparable store revenues and a $30.1 million increase in non-comparable store revenues from sixteen additional retail stores in operation during the three months ended July 3, 2004 (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003). We believe increased comparable store sales from the six months ended June 28, 2003 to the six months ended July 3, 2004 was influenced by the 1.8% increase in the number of golf rounds played in the U.S. during the first two quarters of 2004 as compared to the same period in 2003, as reported by Golf Datatech, as well as to the cross-marketing benefits of our multi-channel retail model combined with activity related to our new and existing specialty retail services. In addition, direct to consumer channel revenues increased $0.6 million, or 1.3%, and international revenues increased $0.5 million, or 16.4%, from the six months ended June 28, 2003 to the six months ended July 3, 2004.

For the six months ended July 3, 2004, gross profit was $56.3 million, or 34.6% of net revenues, compared to $40.7 million, or 32.5% of net revenues, for the six months ended June 28, 2003. Increased net revenues for the six months ended July 3, 2004 compared to the six months ended June 28, 2003 led to higher gross profit for the six months ended July 3, 2004. The increase in gross margin percentage is the result of us realizing economies of scale due to continued retail store growth, which has allowed us to purchase product in higher volumes and with more favorable pricing.

Selling, general and administrative expenses increased $13.6 million to $47.1 million for the six months ended July 3, 2004 from $33.5 million for the six months ended June 28, 2003. Increased selling, general and administrative expenses for the six months ended July 3, 2004 compared to the six months ended June 28, 2003 resulted from an increase in expenses of $8.8 million related to sixteen additional retail stores in operation (including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003), an increase of $1.9 million related to general operations for existing retail stores and an increase of $2.9 for corporate and international expenses.

During the six months ended July 3, 2004, we incurred $0.4 million in pre-opening expenses related to the opening of four new retail locations. During the six months ended June 28, 2003 we incurred approximately $0.2 million in pre-opening expenses relating to the opening of two new retail locations.

Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $5.6 million for the six months ended July 3, 2004 compared to $5.5 million for the six months ended June 28, 2003. For further discussion see “ — Liquidity and Capital Resources — Senior Secured Notes” and “ — Liquidity and Capital Resources — Credit Facility” below.

We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. Income tax expense was $1.2 million, or 37.2% of pre-tax net income, for the six months ended July 3, 2004. Income tax expense was $0.7 million, or 40.0% of pre-tax net income, for the six months ended June 28, 2003. The decrease in our effective tax rate was attributable to lower than projected effective state income tax rates.

Liquidity and Capital Resources

Cash Flows

As of July 3, 2004, we had $5.5 million in cash and cash equivalents, working capital of $21.5 million and outstanding debt obligations of $78.6 million. We had $12.0 million in borrowing availability under our credit facility as of July 3, 2004.

Operating activities

Net cash provided by operating activities was $7.9 million for the six months ended July 3, 2004, compared to $10.8 million in net cash provided by operating activities for the six months ended June 28, 2003.

The decrease in net cash provided by operations of $2.9 million was principally due to an increase in cash outflow for the purchase of inventory, offset in part by an increase in net income of $1.1 million and other non-cash adjustments. Cash provided by increases in accounts payable in excess of cash used to purchase and maintain inventory decreased to $5.0 million for the six months ended July 3, 2004 from $8.1 million for the six months ended June 28, 2003, resulting in comparable net cash used in operations of $3.1 million. This decrease was due to the timing of vendor payments. In addition, the timing of payments increased prepaid expenses, resulting in an increase in cash used in operations of $1.8 million in the six months ended July 3, 2004 compared to the six months ended June 28, 2003. These uses of cash were offset by an increase in net income of $1.1 million, from $1.0 million for the six months ended June 28, 2003 to $2.1 million for the six months ended July 3, 2004, net of non-cash adjustments (depreciation, amortization and loss on write-off of property and equipment) of $4.0 million and $4.9 million for the six months ended June 28, 2003 and July 3, 2004, respectively.

Investing activities

Net cash used in investing activities was $4.0 million for the six months ended July 3, 2004, compared to net cash used in investing activities of $2.2 million for the six months ended June 28, 2003.

Net cash used in investing activities for the six months ended July 3, 2004 of $4.0 million was almost entirely the result of capital expenditures. For the six months ended July 3, 2004, capital expenditures were comprised of $3.1 million for new and existing stores and $0.9 million for corporate projects.

Net cash used in investing activities for the six months ended June 28, 2003 of $2.2 million was the result of capital expenditures of $1.8 million and asset purchases of $0.4 million. For the six months ended June 28, 2003, capital expenditures were comprised of $1.4 million for new and existing stores and $0.4 million for corporate projects.

Financing activities

Net cash used in financing activities was $1.4 million for the six months ended July 3, 2004, compared to net cash used in financing activities of $0.1 million for the six months ended June 28, 2003.

Net cash used in financing activities for the six months ended July 3, 2004 of $1.4 million was comprised primarily of payments on our senior credit facility of $1.4 million, net of proceeds from borrowings.

Net cash used in financing activities for the six months ended June 28, 2003 of $0.1 million was comprised of various debt issuance costs associated with the issuance of Golfsmith’s senior secured notes. Our borrowings of $7.8 million under our senior credit facility were repaid in full during the period.

Senior Secured Notes

On October 15, 2002, Golfsmith completed a private placement of $93.75 million aggregate principal amount at maturity of its 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. In July 2003, Golfsmith conducted an exchange offer in which it offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. We fully and unconditionally guarantee the senior secured notes. As a result of the covenants in the indenture governing the senior secured notes, our ability to borrow under the credit facility described below is restricted to a maximum of $12.5 million and the payment of dividends or repurchases of stock are limited. The proceeds from the sale of the senior secured notes were used to pay part of the cash portion of the consideration for the merger transaction involving us and Golfsmith and for fees and expenses of the offering of the notes and the merger.

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

Credit Facility

Concurrently with the merger involving us and Golfsmith in October 2002, we entered into a revolving senior credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. Three of our subsidiaries are borrowers under the senior credit facility and we and our other subsidiaries, including Golfsmith, fully and unconditionally guarantee the senior credit facility. The credit agreement is secured by a pledge of our inventory, receivables and certain other assets. The credit agreement provides for same day funding of the revolver, as well as letters of credit up to a maximum of $1 million. The credit agreement contains various covenants restricting our activities, such as payment of dividends on our capital stock, as well as covenants regarding maximum indebtedness, minimum interest coverage ratios, maximum capital expenditures and minimum earnings levels. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement.

In January 2003, the senior credit facility was amended to extend the period of time permitted to obtain certain waivers from landlords of leased premises in connection with collateral under the senior credit facility. In September 2003, the senior credit facility was amended to clarify certain definitions contained in the agreement relating to minimum levels of EBITDA (as defined in the senior credit facility) for each of the three fiscal quarters ending on or about December 31, 2002, March 31, 2003 and June 30, 2003. In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million, in each case subject to required reserves of $500,000. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June 30, 2004 and to decrease the minimum interest coverage ratios for the first three fiscal quarters of 2004. In July 2004, the senior credit facility was amended in order to increase capital expenditure limits during the fiscal year ending on or about December 31, 2004 to $7.25 million and to limit capital expenditures for each period of four consecutive fiscal quarters thereafter to the greater of (1) a percentage of EBITDA (as defined in the senior credit facility) for the four previous consecutive fiscal quarters and (2) $6.5 million plus any carry over amount (as defined in the amendment to the senior credit facility) from the prior period of four fiscal quarters (up to a maximum carryover amount of $750,000). Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, we believe the increased borrowing availability of $12.5 million (subject to required reserves of $500,000) and the modification of the capital expenditure limits and certain short-term financial covenants better matches our currently projected cash needs. As of July 3, 2004, we did not have any borrowings outstanding under the credit agreement and were in compliance with the covenants.

Borrowings under our senior credit facility typically increase as working capital increases in anticipation of the important selling periods in late spring and in advance of the Christmas holiday, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the credit facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms. Our ability to borrow under the credit agreement is limited in some circumstances.

Capital Expenditures

Subject to our ability to generate sufficient cash flow, in fiscal year 2004 we currently plan to spend $6.0 million to $8.0 million on corporate projects, to open additional stores and/or to retrofit existing stores, of which $4.0 million was expended during the six months ended July 3, 2004. However, to the extent that we use capital for acquisitions, our store openings and retrofittings will be reduced.

Contractual Obligations

Our future contractual obligations related to long-term debt, noncancellable operating leases and purchase obligations at July 3, 2004 are as follows:

	Payments Due by Period
Contractual		Less than			After 5
Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Long-term debt(1)	$93,750	$—	$—	$28,125	$65,625
Operating leases	$101,458	$12,605	$24,367	$21,758	$42,728
Purchase obligations(2)	$4,160	$3,166	$324	$670	$—

Total	$199,368	$15,771	$24,691	$50,553	$108,353

(1)	Long-term debt represents principal payments required to be made on the senior secured notes. Interest payments on the long-term debt are required semi-annually and are calculated at 8.375% of the aggregate principal amount at maturity outstanding on the senior secured notes.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchasing in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.

We expect that our principal uses of cash for the next several years will be interest payments on the senior secured notes and our senior credit facility, capital expenditures (primarily for new store openings), possible acquisitions (to the extent permitted by the lenders under the senior credit facility and under the indenture governing the senior secured notes), working capital requirements and our contractually obligated operating lease payments. Additionally, subsequent to fiscal 2003, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of its excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. Subsequent to the end of fiscal 2003, Golfsmith determined that it did not have any excess cash flow, as defined in the indenture, in fiscal 2003 and was thus not required to offer to repurchase any of the senior secured notes. We believe that cash from operations combined with borrowing availability under the senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from the senior credit facility be insufficient. At July 3, 2004, there was $12 million of borrowing availability under our senior credit facility (after giving effect to required reserves of $500,000). We believe that the financial support of our principal stockholder and the use of the senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for a discussion of the risks affecting our operations.

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

Additional Factors That May Affect Future Results

Our success depends on the popularity of golf and the growth of the market for golf-related products. If golf declines in popularity, our sales could materially decline.

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

In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy. Additionally, the number of rounds played in the U.S. in 2003 dropped 2.6% from 2002 to 489.3 million rounds played. Although Golf Datatech reported that the number of golf rounds played in the U.S. increased 1.8% in the first six months of 2004 as compared to the corresponding period in 2003, the rate of growth over the comparable period in the prior year slowed from 4.0% in the three months ended March 31, 2004 to 1.1% in the three months ended June 30, 2004. We can not assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

We may not be able to borrow additional funds, if needed, to expand our business or compete effectively and, as a result, our net revenues and profitability may be materially adversely affected.

The indenture governing the senior secured notes and our senior credit facility limit almost completely our ability to borrow additional funds. We believe that the terms of the liens securing our senior credit facility and the senior secured notes effectively preclude us from borrowing additional funds, other than under our senior credit facility. As a result, to the extent that we do not have borrowing availability under our senior credit facility, we will have to fund our operations, including new store openings and capital expenditures as well as any future acquisitions, with cash flow from operations. If we do not generate sufficient cash flow from our operations to fund these expenditures, we may not be able to compete effectively and our sales and profitability would likely be materially adversely affected.

A reduction in discretionary consumer spending could reduce sales of our products.

Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation, and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending could lead to reduced sales of our products. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which our superstores operate. The general slowdown in the United States economy and the uncertain economic outlook have adversely affected consumer discretionary spending habits, which has adversely affected our net revenues. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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

New superstores that we may open may divert our limited capital resources away from other areas of our business and may not be profitable, which could adversely affect the profitability of our company as a whole.

Our strategy involves opening additional superstores in new and existing markets. During the six months ended July 3, 2004, we opened four new stores, incurring $0.4 million in pre-opening expenses and $1.6 million in capital expenditures. We plan to open two to four additional stores during the remaining two quarters of fiscal 2004. Based on our experience, we expect to spend $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing the senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

Our expansion in new and existing markets, if unsuccessful, could cause our operating income to decrease.

Our expansion in new and existing markets may present competitive, distribution, and merchandising challenges that differ from our current challenges, including competition among our stores clustered in a single market, diminished novelty of our store design and concept, added strain on our distribution center and management information systems and diversion of management attention from existing operations. To the extent that we are not able to meet these new challenges, our operating income could decrease.

If we do not accurately predict our sales during our peak seasons and they are lower than we expect, our profitability may be materially adversely affected.

Our business is seasonal. Our sales during the Christmas holiday and during and leading up to the Father’s Day selling seasons have historically contributed a higher percentage of our yearly net revenues, and our second fiscal quarter has historically contributed a higher percentage of our yearly net income. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Father’s Day and Christmas holiday selling seasons. We incur significant additional expenses leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. If our sales during our peak seasons are lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion. As a result, our profitability may be materially adversely affected.

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

We lease 41 of our 42 superstores. As of July 3, 2004, two of our superstores operated under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

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

If we lose the services of our chief executive officer, we may not be able to manage our operations and implement our growth strategy effectively.

Our future success depends, in large part, on the continued service of James Thompson, our chief executive officer, who possesses significant expertise and knowledge of our business and markets. We do not maintain key person insurance on any of our officers or managers. We have entered into an employment agreement with Mr. Thompson. However, any loss or interruption of the services of Mr. Thompson could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find an appropriate replacement should the need arise.

We are controlled by one stockholder, which may give rise to a conflict of interest.

As of July 3, 2004, Atlantic Equity Partners III, L.P. owned approximately 75.1% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our net revenues and profits may decline.

We currently hold a substantial number of trademarks and service marks. The exclusive right to use these trademarks and service marks has helped establish our market share. Our trademarks are generally valid as they are properly in use in commerce. The registrations are valid as long as they are properly maintained and the registered marks have not become generic, abandoned or the registrations obtained fraudulently. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors’ products and retain our market share. In addition, our proprietary products generate higher margins than products we sell that are produced by other manufacturers. If we are unable to effectively protect our proprietary rights and less of our sales come from our proprietary products, our net revenues and profits may decline.

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

   In addition, our management information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters; and

•	power loss, computer systems failure, and Internet and telecommunications or data network failure.

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

We depend on a limited number of suppliers for our clubheads and shafts. In addition, some of our products require specifically developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. Any significant production delay or inability of current suppliers to timely deliver products including clubheads and shafts in sufficient quantities, or the transition to other suppliers, could have a material adverse effect on our results of operations. We do not have any long-term supply contracts with these suppliers.

We import substantially all of our proprietary products from Asia under short-term purchase orders, and a significant amount of the products we buy from vendors to resell through our distribution channels is shipped to us from Asia. If a disruption occurs in the operations of ports through which our products are imported, we may begin to ship some of our products from Asia by air freight, and many of our suppliers may also begin to ship their products by air freight. Shipping by air freight is more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our customers, our profitability will be reduced. A disruption at ports through which our products are imported would have a material adverse effect on our results of operations.

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

During the six months ended July 3, 2004, we generated approximately 30.0% of our net revenues through our direct-to-consumer sales. We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products to our direct-to-consumer channel, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

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

We completed our acquisition of Don Sherwood Golf Shop in July 2003. Our failure to successfully address the risks associated with this acquisition could harm our ability to fully integrate and market products. We may discover liabilities and risks associated with this acquisition that were not discovered in our due diligence prior to completing the acquisition. Additionally, we may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Our failure to successfully integrate future acquisitions into our existing operations could materially harm our business.

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

Internal Control over Financial Reporting. During the three months ended July 3, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1		Amendment No. 5 to Credit Agreement, dated as of July 21, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders

10.2		Golfsmith International Holdings, Inc. Severance Pay Plan

31.1		Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

31.2		Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

32.1		Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On May 10, 2004, we furnished a Current Report on Form 8-K to the Securities and Exchange Commission for the purpose of furnishing under Items 7 and 12 a press release announcing our financial results for the fiscal quarter ended April 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By: /s/ James D. Thompson

James D. Thompson Chief Executive Officer, President and Director (Principal Executive Officer and Authorized Signatory) Date: August 17, 2004

By: /s/ Virginia Bunte

Virginia Bunte Chief Financial Officer (Principal Accounting Officer and Authorized Signatory) Date: August 17, 2004