Form 10-Q
period 2004-10-02
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2004-11-16
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-101117

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1634897 (I.R.S. Employer Identification No.)

11000 N. IH-35, Austin, Texas (Address of Principal Executive Offices)	78753 (zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 16, 2004
$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED OCTOBER 2, 2004

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	October 2,	January 3,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,888,732	$2,928,109
Receivables, net of allowances of $239,860 at October 2, 2004 and $176,667 at January 3, 2004	3,855,734	2,689,815
Inventories, net of reserves of $975,763 at October 2, 2004 and $821,618 at January 3, 2004	46,494,327	51,212,544
Deferred tax assets	1,437,922	1,437,922
Prepaid and other current assets	2,620,048	1,845,546

Total current assets	65,296,763	60,113,936
Property and equipment:
Land and buildings	21,130,220	21,040,387
Equipment, furniture, fixtures and autos	14,260,533	12,234,869
Leasehold improvements and construction in progress	12,807,518	10,907,168

	48,198,271	44,182,424
Less: accumulated depreciation	(9,532,205)	(6,100,047)

Net property and equipment	38,666,066	38,082,377
Goodwill	41,886,119	42,035,545
Tradename	11,158,000	11,158,000
Trademarks	14,483,175	15,459,038
Customer database, net of accumulated amortization of $755,379 at October 2, 2004 and $472,111 at January 3, 2004	2,643,826	2,927,094
Deferred tax assets	2,724,174	2,724,174
Debt issuance costs, net of accumulated amortization of $1,810,430 at October 2, 2004 and $1,087,499 at January 3, 2004	6,047,285	6,770,216
Other long-term assets	46,933	56,333

Total assets	$182,952,341	$179,326,713

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	October 2,	January 3,
	2004	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,738,865	$23,604,647
Accrued expenses and other current liabilities	15,023,772	16,762,870
Line of credit	—	1,417,039

Total current liabilities	40,762,637	41,784,556
Long-term debt	79,189,905	77,482,469
Deferred rent	1,417,111	1,083,511

Total liabilities	121,369,653	120,350,536
Stockholders’ equity:
Common stock –$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	21,594	21,594
Restricted common stock units –$.001 par value; 755,935 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	195,500	186,877
Retained earnings (accumulated deficit)	1,076,231	(1,521,657)

Total stockholders’ equity	61,582,688	58,976,177

Total liabilities and stockholders’ equity	$182,952,341	$179,326,713

See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net revenues	$236,621,309	$196,226,918	$73,895,536	$71,140,692
Cost of products sold	155,755,165	132,205,182	49,378,753	47,780,221

Gross profit	80,866,144	64,021,736	24,516,783	23,360,471
Selling, general and administrative	68,992,648	52,112,577	21,920,978	18,672,938
Store pre-opening expenses	396,580	488,413	14,382	325,605

Total operating expenses	69,389,228	52,600,990	21,935,360	18,998,543

Operating income	11,476,916	11,420,746	2,581,423	4,361,928
Interest expense	(8,393,503)	(8,171,461)	(2,796,936)	(2,720,439)
Interest income	24,934	38,012	20,409	16,385
Other income	1,102,306	114,838	1,074,557	67,247
Other expense	(63,047)	(4,000)	(16,874)	43

Income before income taxes	4,147,606	3,398,135	862,579	1,725,164
Income tax expense	(1,549,718)	(1,382,515)	(326,924)	(713,355)

Net income	$2,597,888	$2,015,620	$535,655	$1,011,809

See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
Operating Activities
Net income	$2,597,888	$2,015,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,995,053	3,629,615
Amortization of intangible assets	283,268	283,267
Amortization of debt issue costs and debt discount	2,430,367	2,184,033
Non-cash loss on write-off of property and equipment	387,902	—
Gain on sale of assets	(1,064,045)	(1,473)
Changes in operating assets and liabilities:
Accounts receivable	(1,180,737)	(1,670,837)
Inventories	4,720,731	(12,647,473)
Prepaid and other assets	(798,360)	978,029
Accounts payable	2,280,022	5,885,713
Accrued expenses and other current liabilities	(1,742,849)	(2,013,611)
Deferred rent	333,600	365,473

Net cash provided by (used in) operating activities	12,242,840	(991,644)
Investing Activities
Capital expenditures	(4,973,719)	(3,815,053)
Proceeds from sale of assets	2,105,000	1,473
Purchase of assets and other	—	(784,432)
Purchase of business, net of cash received	—	(8,481,157)

Net cash used in investing activities	(2,868,719)	(13,079,169)
Financing Activities
Principal payments on lines of credit	(33,475,151)	(7,801,478)
Proceeds from lines of credit	32,058,112	9,551,478
Payments on notes payable	—	(3,474)
Proceeds from issuance of common stock	—	4,549,997
Repurchase of restricted common stock units	—	(249,999)
Debt issuance costs	—	(82,411)
Other	(4,901)	—

Net cash provided by (used in) used in financing activities	(1,421,940)	5,964,113
Effect of exchange rate changes on cash	8,442	57,649

Change in cash and cash equivalents	7,960,623	(8,049,051)
Cash and cash equivalents, beginning of period	2,928,109	11,412,460

Cash and cash equivalents, end of period	$10,888,732	$3,363,409

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
Supplemental cash flow information:
Interest payments	$7,953,343	$7,069,742
Tax payments	$266,704	$145,752

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 2, 2004

1. Nature of Business and Summary of Significant Accounting Policies

Description of Business

Golfsmith International Holdings, Inc., is a multi-channel retailer of golf equipment, merchandise and training curriculum for consumers and golf clubmaking businesses. Golfsmith offers equipment from leading manufacturers, including Callaway ®, Cobra ®, FootJoy ®, Nike ®, Ping ®, Taylor Made ® and Titleist ®. In addition, Golfsmith offers its own proprietary brands, including Golfsmith ®, Lynx ®, Snake Eyes ®, Killer Bee ® and Zevo ®. The Company markets its products through 42 superstores as well as through its direct-to-consumer channels, which include its clubmaking and accessory catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2004. The results of operations for the three and nine month periods ended October 2, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Revenue Subject to Seasonal Variations

The Company’s business is seasonal. The Company’s sales during the Christmas holiday selling season and during and leading up to the Father’s Day selling season contribute a higher percentage of the Company’s annual net revenues and annual operating income than other periods in its fiscal year.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 2, 2004

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three month periods ended October 2, 2004 and September 27, 2003 both consist of thirteen weeks. The year to date periods ended October 2, 2004 and September 27, 2003 both consist of thirty-nine weeks.

Store Pre-Opening and Closing Expenses

Costs associated with the opening of a new store, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. When the Company decides to close a store and meets the applicable accounting guidance criteria, the Company recognizes an expense related to the future net lease obligation and other expenses directly related to the discontinuance of operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require the Company to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. Included in selling, general and administrative expenses for the nine months ended October 2, 2004 is a $387,902 non-cash loss on the write-off of property and equipment in the second fiscal quarter. The loss was due to an anticipated retail store relocation, which resulted in certain assets having little or no future economic value.

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

	Nine Months Ended		Three Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income – as reported	$2,597,888	$2,015,620	$535,655	$1,011,809
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	—	—	—
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(114,440)	(54,128)	(27,025)	(46,180)

Pro forma net income	$2,483,448	$1,961,492	$508,630	$965,629

2. Business Combinations

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 2, 2004

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

Intangible assets with definite lives must be amortized over their estimated useful lives. Following is a summary of the Company’s intangible assets that are subject to amortization as of October 2, 2004:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer databases	$3,399,205	$(755,379)	$2,643,826

The net carrying amount of customer databases intangible assets relates solely to the merger transaction in October 2002 between Golfsmith and Holdings. Total amortization expense was $94,423 and $283,268 for each of the three and nine months ended October 2, 2004 and September 27, 2003, respectively, and is recorded in selling, general, and administration expenses on the consolidated statements of operations.

4. Guarantees

Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments on the senior secured notes are required on a semi-annual basis at an annual interest rate of 8.375%. At October 2, 2004, there was $79.2 million aggregate accreted principal amount of the senior secured notes outstanding and there were no borrowings outstanding under the senior credit facility.

Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary Golfsmith and did not have operations prior to the acquisition of Golfsmith. Golfsmith has no independent operations nor any assets or liabilities other than its investments in its wholly owned subsidiaries. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries. The guarantees of Holdings and all existing and future Golfsmith domestic subsidiaries of Golfsmith’s senior secured notes and senior credit facility are explicitly excluded from the initial recognition and initial measurement requirements of Financial Accounting Standards Board (FASB) Interpretation No. 45 as they meet the definition of an intercompany guarantee.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 2, 2004

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and nine months ended October 2, 2004 and September 27, 2003, respectively, no material amounts have been accrued or paid relating to product warranties.

5. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following at October 2, 2004 and January 3, 2004, respectively:

	October 2, 2004	January 3, 2004
Salaries and benefits	$2,709,431	$1,998,142
Interest	681,103	2,675,824
Allowance for returns reserve	964,368	1,357,173
Gift certificates	5,085,431	5,990,485
Taxes	3,677,701	3,102,040
Other	1,905,738	1,639,206

Total	$15,023,772	$16,762,870

6. Comprehensive Income

The Company’s comprehensive income is composed of net income and translation adjustments. The following table presents the calculation of comprehensive income:

	Nine Months Ended		Three Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income	$2,597,888	$2,015,620	$535,655	$1,011,809
Translation adjustments	8,623	58,814	(31,735)	9,222

Total comprehensive income	$2,606,511	$2,074,434	$503,920	$1,021,031

7. Sale of Lynx® Trademark

In August 2004, the Company sold its trademarks for Lynx® in Europe, Malaysia, Thailand and Singapore to a third party. The Company received proceeds of $2.1 million, net of direct costs associated with the sale. The gain on the sale was approximately $1.1 million. The gain is recorded in other income in the statement of operations for the three and nine months ended October 2, 2004.

8. Recently Issued Accounting Standards

Sales Incentives Offered to Consumers by Manufacturers

During fiscal year 2004, the Company adopted EITF 03-10, Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 2, 2004

directly to consumers (e.g., manufacturers’ coupons) should not be recorded as a reduction of the cost of the reseller’s purchases from the vendor. The adoption of EITF 03-10 did not impact the Company’s financial condition, results of operations or cash flows.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003 (FIN 46®). FIN 46® requires that companies consolidate a variable interest entity if they are subject to a majority of the risk of loss from the variable interest entity’s activities or are entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46® currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities. The Company has no special purpose entities, nor has the Company acquired a variable interest in an entity where the Company is the primary beneficiary. The adoption of FIN 46® did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Industry Trends

Sales of our products are affected by increases and declines in the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry, has a base of over 26 million participants in the United States and is characterized by favorable demographic trends. We believe that since 1997, the overall worldwide premium golf club market has experienced only moderate growth in dollar volume from year to year and that from 1999 to 2003 there was no material increase in the number of rounds played. Golf Datatech has reported that during 2003, the number of golf rounds played in the United States declined 2.6% as compared to the same period in 2002. Declines in the number of rounds played in 2003 have been attributed to bad weather, the uncertainty in the U.S. economy, and golfers spending more time at work and with their families. We believe that the golf industry has experienced only limited growth in 2004. Golf Datatech has reported that the number of golf rounds played during the first nine months of 2004 increased by 0.6%, with a strong 4% increase in the first quarter of 2004 slowing to a 1.1% increase in the second quarter of 2004 and a decline of 0.9% in the third quarter of 2004, in each case compared to the corresponding period in 2003. We cannot assure you that declines in the U.S. economy or a reduction in discretionary consumer spending will not impede growth in the worldwide market for golf-related products, including our products.

Superstores

Our superstores range in size from 8,000 to 30,000 square feet and average approximately 18,000 square feet. Our superstores feature a wide selection of golf equipment from major brand manufacturers and also serve as the primary outlet in the United States for our proprietary branded products. Our superstores accounted for approximately 71.4% and 68.7% of our net revenues for the three and nine months ended October 2, 2004, respectively, and 67.2% and 61.7% of our net revenues for the three and nine months ended September 27, 2003, respectively. The revenues that we generate from our superstores are driven primarily by the number of stores in operation and changes in comparable store sales. We had 42 and 36 superstores in operation as of October 2, 2004 and September 27, 2003, respectively. We consider sales of a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales of a relocated store to be comparable if the relocated store is expected to serve a comparable customer base. We consider sales of superstores with modified layouts to be comparable. We consider sales of stores that are closed to be comparable in the period leading up to closure if they have met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144.

We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. We opened four stores during the nine months ended October 2, 2004 and we plan to open four additional superstores during the remaining quarter of fiscal 2004. We also plan to continue modifying selected larger superstores into a smaller, more productive layout that we believe will lower our operating costs and capital requirements while providing customers with a superior shopping environment. In the nine months ended October 2, 2004, all four of the new stores opened were built in this mold of the smaller store layout. Based on our experience, we expect to spend approximately $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs, and between $0.3 million to $0.5 million to retrofit selected superstores to the smaller store layout.

Specialty Services

Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, updating and remodeling existing stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management. We continue to implement new initiatives surrounding product offerings such as our “Playability Guarantee” program designed to insure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; the Golfsmith credit card which offers flexible payment options on any purchase; the availability of in-store custom club fitting through an arrangement with Hot Stix Technologies; and the availability of in-store golf lessons through a relationship with GolfTEC Learning Centers. In April 2004, we formed a relationship with The Golf Digest Companies in which we serve as the order fulfillment, distribution and call center partner for The Golf Digest Pro Shop. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition, as evidenced by our increased net revenues during the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003 (see discussion of revenue growth below in “– Results of Operations”).

Products

The majority of our sales are comprised of golf equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. We also sell proprietary brand equipment, component and apparel products under the Golfsmith®, Lynx®, Snake Eyes®, Black Cat®, Killer Bee®, Predator®, Tigress® and Zevo® product lines. The private label equipment lines are included in all of our sales distribution channels and generate higher gross profit margins than products we sell that are produced by other manufacturers. Sales of our proprietary brands constituted approximately 17.7% and 18.4% of our net revenues for the three and nine months ended October 2, 2004, respectively, and 15.9% and 18.3% of our net revenues for the three and nine months ended September 27, 2003, respectively.

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

Our business is seasonal. Our sales during the Christmas holiday selling season and during and leading up to the Father’s Day selling season have historically contributed a higher percentage of our annual net revenues and annual operating income than other periods in our fiscal year. During fiscal 2003, the fiscal months of June and December, which together consisted of 11 weeks of our 53-week fiscal year and included the Father’s Day and Christmas holiday selling seasons, contributed over one-quarter of our annual net revenues and over one-half of our annual operating income. You should read the information set forth below under “Additional Factors That May Affect Future Results” for a discussion of the effects and risks of the seasonality of our business.

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

Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This occurred in fiscal 2003. Each quarter of each fiscal year generally consists of 13 weeks. The three month periods ended October 2, 2004 and September 27, 2003 each consisted of 13 weeks and the nine month periods ended October 2, 2004 and September 27, 2003 each consisted of 39 weeks.

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

Inventory Valuation

Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Shrink reserves are booked on a monthly basis at 0.4% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations was 0.6% and 0.7% of net revenues during the three and nine months ended October 2, 2004, respectively, and was 0.8% of net revenues during the three and nine months ended September 27, 2003. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

Long-lived Assets, Including Goodwill and Identifiable Intangible Assets

We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of our projection of estimated future discounted cash flows and other valuation methodologies. We evaluate the impairment of the book value of our long-lived assets, including intangible assets subject to amortization, in accordance with SFAS No. 144, Impairment of Long-Lived Assets, based on our projection of estimated future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with SFAS No. 142, we determined that our recorded tradename and trademarks have indefinite useful lives and therefore are not amortized. Based on our analyses, included in selling, general and administrative expenses for the nine months ended October 2, 2004 is a $0.4 million non-cash loss on the write-off of property and equipment. The loss was due to an anticipated retail store relocation, which resulted in certain assets having little or no future economic value.

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

Store Closure Costs

When we decide to close a store and meet the applicable accounting guidance criteria, we recognize an expense related to the future net lease obligation and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates. We did not close any stores in fiscal 2003 or in the nine month period ended October 2, 2004. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.

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

Recently Issued Accounting Pronouncements

Sales Incentives Offered to Consumers by Manufacturers

During fiscal year 2004, we adopted EITF 03-10, Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered directly to consumers (e.g., manufacturers’ coupons) should not be recorded as a reduction of the cost of the reseller’s purchases from the vendor. The adoption of EITF 03-10 did not impact our financial condition, results of operations or cash flows.

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

Results of Operations

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

We had net revenues of $73.9 million, operating income of $2.6 million and net income of $0.5 million in the three months ended October 2, 2004 compared to net revenues of $71.1 million, operating income of $4.4 million and net income of $1.0 million in the three months ended September 27, 2003.

The $2.8 million increase in net revenues from the three months ended September 27, 2003 to the three months ended October 2, 2004 was mostly comprised of a $8.5 million increase in non-comparable store revenues offset by a decrease in comparable store revenues of $3.5 million, or 7.9%, and a decrease in direct-to-consumer channel revenues of $2.2 million, or 9.9%, from the three months ended September 27, 2003 to the three months ended October 2, 2004. Non-comparable store revenues during the three months ended October 2, 2004 include revenues from seven stores in operation that were opened subsequent to September 27, 2003 and nine stores that became comparable during the quarter but which contributed $5.3 million in non-comparable store revenues during the quarter. We believe the decrease in comparable store revenues from the three months ended September 27, 2003 to the three months ended October 2, 2004 was influenced by the 0.9% decrease in the number of golf rounds played in the U.S. during the third quarter of 2004 as compared to the same quarter in 2003, as reported by Golf Datatech. The decrease in direct-to-consumer channel revenues was primarily due to decreased catalog circulation and increased competition. International revenues remained constant at $1.6 million for the comparative quarters.

For the three months ended October 2, 2004, gross profit was $24.5 million, or 33.2% of net revenues, compared to $23.4 million, or 32.9% of net revenues, for the three months ended September 27, 2003. Increased net revenues for the three months ended October 2, 2004 compared to the three months ended September 27, 2003 led to higher gross profit for the three months ended October 2, 2004. The increase in gross margin percentage is the result of us realizing economies of scale due to continued retail store growth, which has allowed us to purchase product in higher volumes and with more favorable pricing.

Selling, general and administrative expenses increased $3.2 million to $21.9 million for the three months ended October 2, 2004 from $18.7 million for the three months ended September 27, 2003. Increased selling, general and administrative expenses for the three months ended October 2, 2004 compared to the three months ended September 27, 2003 resulted from an increase in expenses of $0.7 million related to sixteen additional retail stores in operation, an increase of $1.0 million related to general operations for existing retail stores and an increase of $1.5 million for corporate and international expenses.

Pre-opening costs include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new store openings and are expensed as incurred. Pre-opening costs are incurred primarily in the 30 days prior to the grand opening of a new store. We did not incur any material pre-opening expenses during the three months ended October 2, 2004. During the three months ended September 27, 2003, we incurred $0.3 million in pre-opening expenses related to the opening of two new retail locations during the third quarter of fiscal 2003.

Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $2.8 million and $2.7 million for the three months ended October 2, 2004 and September 27, 2003, respectively. For further discussion, see "—Liquidity and Capital Resources —Senior Secured Notes” and “—Liquidity and Capital Resources —Credit Facility” below.

We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. Income tax expense was $0.3 million, or 37.9% of pre-tax net income, for the three months ended October 2, 2004. Income tax expense was $0.7 million, or 41.3% of pre-tax net income, for the three months ended September 27, 2003. The decrease in our effective tax rate was attributable to lower than projected effective state income tax rates.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

We had net revenues of $236.6 million, operating income of $11.5 million and net income of $2.6 million in the nine months ended October 2, 2004 compared to net revenues of $196.2 million, operating income of $11.4 million and net income of $2.0 million in the nine months ended September 27, 2003.

The $40.4 million increase in net revenues from the nine months ended September 27, 2003 to the nine months ended October 2, 2004 was mostly comprised of a $2.9 million increase, or 2.5%, in comparable store revenues and a $38.5 million increase in non-

comparable store revenues. Non-comparable store revenues during the nine months ended October 2, 2004 include revenues from seven additional stores in operation that were opened subsequent to September 27, 2003 and nine stores that became comparable during the nine months ended October 2, 2004 but which contributed $23.6 million in non-comparable store revenues during the year-to-date period. The 2.5% increase in comparable store revenues was driven by 23.9% and 0.7% increases in comparable store revenues in the first and second quarters of fiscal 2004, respectively, offset by a 7.9% decline in comparable store revenues in the third quarter of fiscal 2004. We believe the increases in comparable store revenues in the first two quarters of fiscal 2004 were influenced by the 4% and 1.1% increases in the number of golf rounds played in the U.S. in the first and second quarters of calendar year 2004, respectively, compared to the corresponding periods in 2003, as reported by Golf Datatech, as well as to the cross-marketing benefits of our multi-channel retail model combined with activity related to our new and existing specialty retail services. We believe the decrease in comparable store revenues in the third quarter of fiscal 2004 was influenced by the 0.9% decrease in the number of golf rounds played in the U.S. during the third quarter of calendar year 2004 as compared to the same quarter in 2003, as reported by Golf Datatech. In addition, direct-to-consumer channel revenues decreased $1.5 million, or 2.2%, and international revenues increased $0.5 million, or 10.5%, from the nine months ended September 27, 2003 to the nine months ended October 2, 2004.

For the nine months ended October 2, 2004, gross profit was $80.9 million, or 34.2% of net revenues, compared to $64.0 million, or 32.6% of net revenues, for the nine months ended September 27, 2003. Increased net revenues for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003 led to higher gross profit for the nine months ended October 2, 2004. The increase in gross margin percentage is the result of us realizing economies of scale due to continued retail store growth, which has allowed us to purchase product in higher volumes and with more favorable pricing.

Selling, general and administrative expenses increased $16.9 million to $69.0 million for the nine months ended October 2, 2004 from $52.1 million for the nine months ended September 27, 2003. Increased selling, general and administrative expenses for the nine months ended October 2, 2004 compared to the nine months ended September 27, 2003 resulted from an increase in expenses of $9.5 million related to sixteen additional retail stores in operation, an increase of $2.9 million related to general operations for existing retail stores and an increase of $4.5 million for corporate and international expenses.

During the nine months ended October 2, 2004, we incurred $0.4 million in pre-opening expenses related to the opening of four new retail locations. During the nine months ended September 27, 2003 we incurred approximately $0.5 million in pre-opening expenses relating to the opening of four new retail locations.

Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $8.4 million for the nine months ended October 2, 2004 compared to $8.2 million for the nine months ended September 27, 2003. For further discussion, see “—Liquidity and Capital Resources —Senior Secured Notes” and "—Liquidity and Capital Resources —Credit Facility” below.

We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. Income tax expense was $1.5 million, or 37.4% of pre-tax net income, for the nine months ended October 2, 2004. Income tax expense was $1.4 million, or 40.7% of pre-tax net income, for the nine months ended September 27, 2003. The decrease in our effective tax rate was attributable to lower than projected effective state income tax rates.

Liquidity and Capital Resources

Cash Flows

As of October 2, 2004, we had $10.9 million in cash and cash equivalents, working capital of $24.5 million and outstanding debt obligations of $79.2 million. We had $12.0 million in borrowing availability under our credit facility as of October 2, 2004, after giving effect to required reserves of $500,000.

Operating activities

Net cash provided by operating activities was $12.2 million for the nine months ended October 2, 2004, compared to net cash used in operating activities of $1.0 million for the nine months ended September 27, 2003.

The increase in net cash provided by operating activities of $13.2 million from the nine months ended September 27, 2003 to the nine months ended October 2, 2004 was primarily due to a $17.3 million increase in cash provided by operating activities related to changes in inventory levels. Cash used in operating activities for inventory of $12.6 million for the nine months ended September 27, 2003 was the result of a significant increase in inventory stocks in the beginning of fiscal 2003 as the company was raising inventory levels across retail locations and at the central warehouse in anticipation for a strong selling season. Cash provided by operating activities for inventory of $4.7 million during the nine months ended October 2, 2004 was the result of a company-wide effort to improve the quality of inventory and reduce total inventory at retail locations and the central warehouse as overall consumer demand decreased from anticipated levels.

In addition, the increase in net cash provided by operating activities from the nine months ended September 27, 2003 to October 2, 2004 was due to an increase in net income of $0.6 million, net of non-cash adjustments (depreciation, amortization, loss on write-off of property and equipment and gain on sale of assets) of $6.1 million for both nine-month periods presented, and changes in working capital accounts, which reduced cash provided by operating activities by $4.7 million. This change in working capital was primarily due to $3.6 million in cash used in operating activities related to the timing of payments on account.

Investing activities

Net cash used in investing activities was $2.9 million for the nine months ended October 2, 2004, compared to net cash used in investing activities of $13.1 million for the nine months ended September 27, 2003.

Net cash used in investing activities for the nine months ended October 2, 2004 of $2.9 million was the result of $5.0 million in capital expenditures, offset by proceeds of $2.1 million from the sale of assets. We sold our trademarks for Lynx® in certain jurisdictions outside the United States for gross proceeds of $2.1 million. For the nine months ended October 2, 2004, capital expenditures were comprised of $3.9 million for new and existing stores and $1.1 million for corporate projects.

Net cash used in investing activities for the nine months ended September 27, 2003 of $13.1 million was the result of capital expenditures of $3.8 million, $0.8 million related to asset purchases, and $8.5 million related of the acquisition of Don Sherwood Golf Shop. For the nine months ended September 27, 2003, capital expenditures were comprised of $3.4 million for new and existing stores and $0.4 million for corporate projects.

Financing activities

Net cash used in financing activities was $1.4 million for the nine months ended October 2, 2004, compared to net cash provided by financing activities of $6.0 million for the nine months ended September 27, 2003.

Net cash used in financing activities for the nine months ended October 2, 2004 of $1.4 million was comprised primarily of payments on our senior credit facility of $1.4 million, net of proceeds from borrowings.

Net cash provided by financing activities for the nine months ended September 27, 2003 of $6.0 million was comprised of proceeds from borrowings under our senior credit facility of $1.8 million, net of payments, and $4.5 million in proceeds from the issuance of common stock primarily related to the purchase of Don Sherwood Golf Shop, offset in part by $0.2 million resulting from the repurchase of restricted stock units.

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

Within 120 days after the end of each fiscal year, Golfsmith is required by the indenture governing the notes to offer to repurchase the maximum principal amount of notes that may be purchased with 50% of its excess cash flow from the previous fiscal year at a purchase price of 100% of the accreted value of the notes to be purchased. The indenture governing the notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. We do not believe that the current fiscal year requirement will have a material impact on our liquidity.

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

In January 2003, the senior credit facility was amended to extend the period of time permitted to obtain certain waivers from landlords of leased premises in connection with collateral under the senior credit facility. In September 2003, the senior credit facility was amended to clarify certain definitions contained in the agreement relating to minimum levels of EBITDA (as defined in the senior credit facility) for each of the three fiscal quarters ending on or about December 31, 2002, March 31, 2003 and June 30, 2003. In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million, in each case subject to required reserves of $500,000. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June 30, 2004 and to decrease the minimum interest coverage ratios for the first three fiscal quarters of 2004. In July 2004, the senior credit facility was amended in order to increase capital expenditure limits during the fiscal year ending on or about December 31, 2004 to $7.25 million and to limit capital expenditures for each period of four consecutive fiscal quarters thereafter to the greater of 30% of EBITDA (as defined in the senior credit facility) for the four previous consecutive fiscal quarters and $6.5 million plus any carry over amount (as defined in the amendment to the senior credit facility) from the prior period of four fiscal quarters (up to a maximum carryover amount of $750,000). In October 2004, the senior credit facility was amended in order to limit capital expenditures in each fiscal year to the greater of (1) one-third of our EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (2) the sum of: (a) $7.0 million, (b) the amount, if any, of the excess cash flow offer (as described above under “- Liquidity and Capital Resources – Senior Secured Notes”) made and accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (c) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures under this clause that have not previously been made as capital expenditures. In November 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) and the minimum interest coverage ratios for the fiscal quarters ending on or about September 30, 2004 and December 31, 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, we believe the increased borrowing availability of $12.5 million (subject to required reserves of $500,000) and the modification of the capital expenditure limits and certain short-term financial covenants better matches our currently projected cash needs. As of October 2, 2004, we did not have any borrowings outstanding under the credit agreement and were in compliance with the covenants contained in the credit agreement.

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

Capital Expenditures

Subject to our ability to generate sufficient cash flow, in fiscal 2004 we currently plan to spend $6.0 million to $8.0 million on corporate projects, to open additional stores and/or to retrofit existing stores, of which $5.0 million was expended during the nine months ended October 2, 2004. However, to the extent that we use capital for acquisitions, our store openings and retrofittings will be reduced.

Contractual Obligations

Our future contractual obligations related to long-term debt, noncancellable operating leases and purchase obligations at October 2, 2004 are as follows:

		Payments Due by Period
Contractual		Less than			After 5
Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
		(in thousands)
Long-term debt (1)	$93,750	$—	$—	$28,125	$65,625
Operating leases	$108,806	$13,138	$26,262	$23,337	$46,069
Purchase obligations (2)	$7,023	$5,922	$493	$608	$—

Total	$209,579	$19,060	$26,755	$52,070	$111,694

(1)	Long-term debt represents principal payments required to be made on the senior secured notes. Interest payments on the long-term debt are required semi-annually and are calculated at 8.375% of the aggregate principal amount at maturity outstanding on the senior secured notes.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.

We expect that our principal uses of cash for the next several years will be interest payments on the senior secured notes and our senior credit facility, capital expenditures, primarily for new store openings and existing store retrofittings, possible acquisitions (to the extent permitted by the lenders under the senior credit facility and under the indenture governing the senior secured notes), working capital requirements and our contractually obligated operating lease payments. Based on our experience, we expect to spend approximately $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs, and between $0.3 million and $0.5 million to retrofit selected superstores to the smaller store layout. Additionally, subsequent to fiscal 2003, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of its excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. Subsequent to the end of fiscal 2003, Golfsmith determined that it did not have any excess cash flow, as defined in the indenture, in fiscal 2003 and was thus not required to offer to repurchase any of the senior secured notes. We believe that cash from operations combined with borrowing availability under our senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from our senior credit facility be insufficient. As of October 2, 2004, we had $12.0 million of borrowing availability under our senior credit facility after giving effect to required reserves of $500,000. We believe that the financial support of our principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for a discussion of the risks affecting our operations.

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

Interest Rate Risk

The interest payable on our credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If the maximum available under the credit facility of $12.5 million is drawn and interest rates on existing variable rate debt rose to greater than 15.25%, our results from operations and cash flows may be materially affected. As of October 2, 2004, if the maximum available under the credit facility of $12.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by ten percentage points, our interest expense would have increased by $1.25 million on an annual basis. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the factors set forth below under “Additional Factors That May Affect Future Results.”

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

In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy. Additionally, the number of rounds played in the U.S. in 2003 dropped 2.6% from 2002 to 489.3 million rounds played. We believe that the golf industry has experienced only limited growth in 2004. Golf Datatech has reported that the number of golf rounds played during the first nine months of 2004 increased by 0.6%, with a strong 4% increase in the first quarter of 2004 slowing to a 1.1% increase in the second quarter of 2004 and a decline of 0.9% in the third quarter of 2004, in each case compared to the corresponding period in 2003. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

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

Our strategy involves opening additional superstores in new and existing markets. During the nine months ended October 2, 2004, we opened four new stores, incurring $0.4 million in pre-opening expenses and $1.6 million in capital expenditures. We plan to open four additional stores during the remaining quarter of fiscal 2004. Based on our experience, we expect to spend $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing the senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

Our business is seasonal. Our sales during the Christmas holiday selling season and during and leading up to the Father’s Day selling season have historically contributed a higher percentage of our annual net revenues and annual operating income than other periods in our fiscal year. During fiscal 2003, the fiscal months of June and December, which together consisted of 11 weeks of our 53-week fiscal year and included the Father’s Day and Christmas holiday selling seasons, contributed over one-quarter of our annual net revenues and over one-half of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for the Father’s Day and Christmas holiday selling seasons. We incur significant additional expenses leading up to and during these periods in anticipation of higher sales in these periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. If our sales during our peak seasons are lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion. As a result, our profitability may be materially adversely affected.

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

We lease most of our superstore locations. If we are unable to maintain those leases or locate alternative sites for our superstores on terms that are acceptable to us, our net revenues and profitability could be reduced.

We lease 41 of our 42 superstores. As of October 2, 2004, two of our superstores operated under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

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

If we fail to accurately target the appropriate segment of the consumer catalog market or if we fail to achieve adequate response rates to our catalogs, our results of operations from our direct-to-consumer distribution channels may suffer.

Our results of operations depend in part on the success of our direct-to-consumer distribution channels, which consist of our catalog and Internet operations. Our direct-to-consumer distribution channels accounted for approximately 28.8% and 35.5% of our net revenues for the nine-month periods ended October 2, 2004 and September 27, 2004, respectively. Within our direct-to-consumer distribution channels, the success of our catalog operations also contributes to the success of our Internet operations, as many of our customers who receive catalogs choose to purchase products through our website. We believe that the success of our catalog and Internet operations depends on our ability to:

•	achieve adequate response rates to our catalog mailings;

•	continue to offer a merchandise mix that is attractive to our mail order and Internet customers;

•	cost-effectively add new customers;

•	cost-effectively design and produce appealing catalogs; and

•	timely deliver products ordered through our catalogs and website to our customers.

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

Our future success depends, in large part, on the continued service of James Thompson, our chief executive officer, who possesses significant expertise and knowledge of our business and markets. We do not maintain key person insurance on any of our officers or managers. We have entered into an employment agreement with Mr. Thompson which expires, subject to automatic one-year extensions, in October 2005. Any loss or interruption of the services of Mr. Thompson prior to or upon expiration of his employment agreement could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find an appropriate replacement should the need arise.

We are controlled by one stockholder, which may give rise to a conflict of interest.

As of October 2, 2004, Atlantic Equity Partners III, L.P. owned approximately 75.6% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our net revenues and profits may decline.

We currently hold a substantial number of registrations, trademarks and servicemarks. The exclusive right to use these registrations, trademarks and servicemarks has helped establish our market share. Our registrations are valid as long as they are properly maintained and the registered marks have not become generic or abandoned or the registrations obtained fraudulently. Our trademarks and servicemarks are generally valid as long as they are properly in use in commerce. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our products from competitors’ products and retain our market share. In addition, our proprietary products generate higher margins than products we sell that are produced by other manufacturers. If we are unable to effectively protect our proprietary rights and less of our sales come from our proprietary products, our net revenues and profits may decline.

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

The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage order entry, order fulfillment, point-of-sale, and inventory replenishment processes. We experienced implementation problems with our current management information system in 2000, when slowdowns in or lack of availability to the system resulted in decreased sales, increased overhead costs, excess inventory and product shortages. The failure of our management information systems to perform as we anticipate, as we experienced when we implemented our current system in 2000, could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

     In addition, our management information systems are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters; and

•	power loss or computer systems, Internet, telecommunications or data network failure.

     Any such interruption could have a material adverse effect on our business.

Our profitability would be adversely affected if the operation of our Austin call center or distribution center were interrupted or shut down.

We operate a centralized call center and distribution center in Austin, Texas. We receive most of our catalog orders and receive and ship a substantial portion of our merchandise at our Austin facility. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would substantially disrupt our sales and would damage a portion of our inventory, impairing our ability to adequately stock our stores. In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our stores during the time it takes for us to reopen or replace our Austin facility. As a result, a disruption at our Austin facility would adversely affect our profitability.

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

During the nine-month periods ended October 2, 2004 and September 27, 2003, we generated approximately 28.8% and 35.5%, respectively, of our net revenues through our direct-to-consumer sales. We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products to our direct-to-consumer channels, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

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

We may pursue strategic acquisitions, which could have an adverse impact on our business.

We completed our acquisition of Don Sherwood Golf Shop in July 2003 and we intend to continue to evaluate opportunities to acquire complementary companies or businesses in the future. The Don Sherwood Golf Shop acquisition and other acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating operations that have different personnel, corporate culture, financial systems, distribution, operations and general store operating procedures

•	the diversion of capital and our management’s time and attention from existing business operations;

•	risks associated with entering markets in which we lack prior experience;

•	the need for financial resources above our planned investment levels.

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

Internal Control over Financial Reporting. During the three months ended October 2, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

10.1	Amendment No. 5 to the Credit Agreement, dated as of July 21, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time to time, and General Electric Capital Corporation, for itself and as a Lender, as L/C issuer and as Agent for the Lenders (incorporated by reference to Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 333-101117)).

10.2	Golfsmith International Holdings, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004 (File No. 333-101117)).

10.3	First Supplemental Indenture, dated as of September 15, 2004, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (File No. 333-101117) filed on September 17, 2004).

10.4	Settlement Agreement and General Release, dated September 30, 2004, between James C. Loden and Golfsmith International, L.P. (incorporated by reference to Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (File No. 333-101117) filed on October 26, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: November 16, 2004

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: November 16, 2004