Form 10-K/A
period 2004-01-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2004-12-09
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

     None of the registrant’s common stock is held by non-affiliates of the registrant.

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 24, 2004

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC. INTRODUCTORY NOTE

      Golfsmith International Holdings, Inc. (“Holdings”) (Successor to Golfsmith International, Inc. (“Golfsmith”) as a result of a merger transaction on October 15, 2002) is filing this Amendment No. 1 to Form 10-K (“Amendment No. 1”) for the fiscal year ended January 3, 2004 to reflect the restatement of its consolidated financial statements for the predecessor period from December 30, 2001 through October 15, 2002 included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2004, which was originally filed on April 2, 2004. The restatement addresses accounting errors that overstated the extraordinary gain resulting from the repurchase of a minority interest previously held by a third party and repurchased by Golfsmith immediately prior to the merger transaction on October 15, 2002. Refer to Note 21 in the notes to the consolidated financial statements included in this Amendment No. 1 for a complete description and quantification of the restatement. The financial information for the predecessor period from December 30, 2001 through October 15, 2002 contained in this Amendment No. 1 has been revised to reflect the restatement items described in Note 21. No periods covered by Holdings’ consolidated financial statements other than the predecessor period from December 30, 2001 through October 15, 2002 are affected by the restatement.

      The following items of the original Form 10-K are amended in this Amendment No. 1 in order to reflect the restatement and to conform to certain comments of the Securities and Exchange Commission staff:

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Consolidated Financial Statements and Supplementary Data

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original Form 10-K and this Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-K on April 2, 2004. You should read this Amendment No. 1 together with other periodic reports that Holdings has filed with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K. Information contained in such reports updates and supersedes certain information contained in this Amendment No. 1.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Form 10-K/ A (Amendment No. 1)

CAUTIONARY NOTICE REGARDING

FORWARD LOOKING STATEMENTS

      This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store retrofits and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

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
Fortune Brands (Titleist/ Cobra Golf)
Nike
Ping
Roger Cleveland Golf
Taylor Made/ Adidas Golf
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

      In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 502.4 million in 2002 from 518.4 million in 2000, perhaps reflecting the general decline in the U.S. economy.Additionally, the number of rounds played in the U.S. in 2003 dropped 2.6% from 2002 to 489.3 million rounds played. We can not assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

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

      As of March 31, 2004, there were approximately four holders of record of our common stock and approximately 24 holders of record of our restricted common stock units, which entitle the holder thereof to shares of our common stock. Neither our common stock nor our restricted common stock units has an established public trading market.

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

      The following selected consolidated financial data as of and for fiscal 1999, 2000, 2001 and for the period from December 30, 2001 through October 15, 2002 have been derived from the audited consolidated financial statements of Golfsmith International, Inc., and for the period from October 16, 2002 through December 28, 2002 and as of and for fiscal 2003 have been derived from the audited consolidated financial statements of Golfsmith International Holdings, Inc., all periods of which have been audited by Ernst & Young LLP. Golfsmith International Holdings, Inc. was formed on September 4, 2002 and became the parent company of Golfsmith International, Inc. on October 15, 2002 as a result of the merger. Holdings is a holding company and had no material assets or operations prior to acquiring all of the capital stock of Golfsmith International, Inc. in the merger. As a result of applying the required purchase accounting rules, the financial statements of Golfsmith International Holdings, Inc. are significantly affected. The application of purchase accounting rules results in different accounting bases and hence different financial information for the periods beginning on October 16, 2002. We refer to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002, as the successor for purposes of the presentation of financial information below. We refer to Golfsmith International, Inc. prior to being acquired by Golfsmith International Holdings, Inc. as the predecessor for purposes of the presentation of financial information below. References to any “fiscal” year of our company refer to the fiscal year of us or our predecessor ended or ending on the Saturday closest to December 31 of such year.

      You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

      As discussed in the note 21 to the accompanying consolidated financial statements, the accompanying consolidated financial statements have been restated to correct an error arising since the date of the original filing. Please read the note 21 to the accompanying consolidated financial statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.

	Predecessor				Successor

				Period from	Period from
				December 30,	October 16,
	Fiscal Year			2001 through	2002 through
				October 15,	December 28,	Fiscal Year
	1999	2000	2001	2002	2002	2003

				(Restated)

		(in thousands)
Results of Operations:
Net revenues	$267,946	$232,080	$221,439	$180,315	$37,831	$257,745
Cost of products sold	175,600	153,630	143,118	117,206	25,147	171,083

Gross profit	92,346	78,450	78,321	63,109	12,684	86,662
Selling, general and administrative	78,360	76,352	64,081	48,308	13,581	73,400
Store pre-opening/closing expenses	493	1,592	—	122	93	600
Amortization of deferred compensation(1)	—	—	458	6,033	—	—

Total operating expenses	78,853	77,944	64,539	54,463	13,674	74,000

Operating income	13,493	506	13,782	8,646	(990)	12,662
Interest expense	(5,775)	(6,905)	(6,825)	(5,206)	(2,210)	(11,157)
Interest income	22	82	597	331	7	40
Other income, net	275	449	1,031	2,365	14	164
Minority interest	(583)	454	(581)	(844)	—	—
Loss on debt extinguishment(1)	—	—	—	(8,047)	—	—

Income (loss) from continuing operations before income taxes	7,432	(5,414)	8,004	(2,755)	(3,179)	1,709
Income tax benefit (expense)	(289)	190	(251)	(709)	633	(645)

	Predecessor				Successor

				Period from	Period from
				December 30,	October 16,
	Fiscal Year			2001 through	2002 through
				October 15,	December 28,	Fiscal Year
	1999	2000	2001	2002	2002	2003

				(Restated)
		(in thousands)
Income (loss) from continued operations	7,143	(5,224)	7,753	(3,464)	(2,546)	1,064
Income (loss) from discontinued operations	52	(380)	(590)	(230)	(40)	—
Income (loss) before extraordinary items	7,195	(5,604)	7,163	(3,694)	(2,586)	1,064
Extraordinary items(1)	—	—	—	2,022	—	—

Net income (loss)	$7,195	$(5,604)	$7,163	$(1,672)	$(2,586)	$1,064

Other Financial Data:
Depreciation and amortization(2)	$5,601	$9,118	$6,717	$4,808	$1,349	$5,228
Capital expenditures(3)	9,740	2,107	1,345	2,086	1,127	5,759

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,023	$11,149	$39,550	$3,788	$11,412	$2,928
Total assets	105,882	106,902	111,500	151,035	160,011	179,327
Long-term debt	23,540	37,145	33,720	75,000	75,380	77,488
Total stockholders’ equity	33,004	24,921	32,519	56,011	53,473	58,976

(1)	As described elsewhere in this report, the consolidated financial statements contained herein have been restated to correct an error arising since the date of the original filing of our Annual Report on Form 10-K. For the period from December 30, 2001 through October 15, 2002, refer to the Introductory Note for a discussion of the restatement, to note 5 and note 14 in our consolidated financial statements for a discussion of the extraordinary items, loss on debt extinguishment and amortization of deferred compensation and note 21 for a discussion of the restatement.

(2)	Excludes the amortization of the debt discount and deferred charges associated with our 12% senior subordinated notes which were outstanding prior to the merger, the deferred charges associated with our credit facility in effect prior to the merger, the amortization of the debt discount and deferred charges associated with our 8.375% senior secured notes and deferred charges associated with our senior credit facility in effect subsequent to the merger.

(3)	Capital expenditures consist of total capital expenditures, including capital costs associated with opening new stores.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes contained in Item 8, “Consolidated Financial Statements and Supplementary Data.” These consolidated financial statements and the other financial information contained in this report have been restated for the predecessor period from December 30, 2001 through October  15, 2002, as discussed in Golfsmith International Holdings, Inc. Introductory Note to this Amendment No. 1 to Form 10-K and in Note 21 to our consolidated financial statements. No periods covered by our consolidated financial statements other than the predecessor period from December 30, 2001 through October 15, 2002 are affected by the restatement.

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

      We sell brand name golf equipment from the industry’s leading manufacturers including Callaway®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist® as well as our own proprietary brands, Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo®. We sell through multiple distribution channels consisting of:

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

Superstores

      Our superstores range in size from 8,000 to 30,000 square feet and average approximately 18,000 square feet. Our superstores feature a wide selection of golf equipment from major brand manufacturers and also serve as the primary outlet in the United States for our proprietary branded products. Our superstores accounted for approximately 54.8%, 56.7% and 62.9% of our net revenues for fiscal 2001, 2002 and 2003, respectively. The revenues that we generate from our superstores are driven primarily by the number of stores in operation and changes in comparable store sales. We had 25, 26 and 38 superstores in operation as of the end of fiscal 2001, 2002 and 2003, respectively. Comparable store sales increased 7.4% and 0.1% in fiscal 2003 compared to fiscal 2002 and in fiscal 2002 compared to fiscal 2001, respectively, as discussed below in “— Results of Operations.” We consider sales of a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales of a relocated store to be comparable if the relocated store is expected to serve a comparable customer base. We consider sales of superstores with modified layouts to be comparable. We consider sales of stores that are closed to be comparable in the period leading up to closure if they have met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144.

      We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. In fiscal 2003 we opened six stores and acquired six stores in the acquisition of Don Sherwood Golf Shop. We also plan to continue modifying selected larger superstores into a smaller, more productive layout that we believe will lower our operating costs and capital requirements while providing customers with a superior shopping environment. In fiscal 2003 all six of the new stores we opened were built in this mold of the smaller store layout. Based on our experience, we expect to spend approximately $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs, and between $0.3 million and $0.5 million to retrofit selected superstores to the smaller store layout.

Specialty Services

      Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, updating and remodeling existing stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management. We continue to implement new initiatives surrounding product offerings such as our “Playability Guarantee” program designed to insure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; and the Golfsmith credit card which offers flexible payment options on any purchase. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition, as evidenced by our comparable store sales in fiscal 2003 compared to fiscal 2002 (see discussion of comparable store sales below in “— Results of Operations.”)

Products

      The majority of our sales are comprised of golf equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. We also sell proprietary brand equipment, component and apparel products under the Golfsmith®, Lynx®, Snake Eyes®, Black Cat®, Killer Bee®, Predator®, Tigress® and Zevo® product lines. These private label equipment lines are included in all of our sales distribution channels and generate higher gross profit margins than products we sell that are produced by other manufacturers. Sales of our proprietary brands constituted approximately 23.8, 21.9% and 17.5%, of our net revenues in fiscal 2001, 2002 and 2003, respectively.

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

      Our fiscal year ends on the last Saturday closest to December 31 and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This occurred in fiscal 2003. References to fiscal 2002 refer to the combined financial results of our predecessor from December 30, 2001 through October 15, 2002 and of Holdings from October 16, 2002 through December 28, 2002. The presentation of combined fiscal 2002 financial results is not in accordance with generally accepted accounting principles and is presented only for comparison purposes. Fiscal 2002 consisted of 52 weeks. Each quarter of each fiscal year generally consists of 13 weeks.

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

      As a result of applying the required purchase accounting rules, our financial statements are significantly affected. The application of purchase accounting rules results in different accounting bases and hence financial information for the periods beginning on October 16, 2002. The term “successor” refers to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002. The term “predecessor” refers to Golfsmith International, Inc. prior to being acquired by Holdings.

      Immediately prior to the merger, we repaid in full our 12% senior subordinated notes for $34.4 million and terminated our then existing revolving credit facility. Deferred debt financing costs of $1.6 million were written-off in connection with the termination of these agreements. We sold 8.375% senior secured notes due 2009 with an aggregate principal amount at maturity of $93.75 million for gross proceeds of $75.0 million in a private placement offering to finance part of the cash portion of the merger consideration, and entered into a new senior credit facility to fund our future working capital requirements and for general corporate purposes as described below in “— Liquidity and Capital Resources — Credit Facility.”

      As a result of the merger and the offering of the notes, we currently have total debt in amounts substantially greater than our historical levels. This amount of debt and associated debt service costs will lower our net income and cash provided by operating activities and will limit our ability to obtain additional debt financing, fund capital expenditures or operating requirements, open new or retrofit existing stores, and make acquisitions.

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

      In connection with the merger, all stock options held by our employees vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units. As a result, we incurred a non-cash compensation charge of $4.6 million which was equal to the difference between the market value of its common stock and the exercise price of these options at that vesting date. Total non-cash compensation expense for fiscal 2002 and fiscal 2003 was $6.0 million and $0, respectively. As all options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units concurrent with the merger, there is no future amortization expense associated with these pre-merger options. For further information about our stock-based compensation, see Note 1 and Note 14 to our audited consolidated financial statements included in this Amendment No. 1 to Form 10-K.

Business Combinations — Don Sherwood Golf Shop

      On July 24, 2003, we acquired all of the issued and outstanding shares of Don Sherwood Golf Shop, which we refer to as Sherwood, for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. We believe that the Sherwood acquisition supports our goal of expanding our national presence while gaining exposure to one of the country’s top golf markets in San Francisco, California. We acquired all six Sherwood retail stores as part of the acquisition. The operations of Sherwood stores are included in our statements of operations and cash flows as of July 25, 2003 and do not result in any new segments for us.

      In conjunction with the acquisition of Sherwood, Holdings issued 1,433,333 shares of its common stock to existing stockholders, including its majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund a portion of the purchase price of the acquisition of Sherwood. The issuance of these additional shares increased Holdings’ majority stockholder’s 79.7% controlling interest to an 80.9% controlling interest, including issued restricted common stock units, which entitle the holders to shares of common stock of Holdings, and excluding outstanding stock options. At January 3, 2004, our majority stockholder held a majority interest of 75.1% of our common stock on a fully diluted basis, including outstanding stock options.

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

Inventory Valuation

      Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Shrink reserves are booked on a monthly basis at 0.5% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations in fiscal 2002 and 2003 was 0.55% and 0.66% of net revenues, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

Long-lived Assets, Including Goodwill and Identifiable Intangible Assets

      We evaluate the impairment of the book value of our indefinite lived intangibles and related goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We evaluate impairment annually, as well as whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable based on a combination of our projection of estimated future discounted cash flows and other valuation methodologies. We evaluate the impairment of the book value of our long-lived assets including intangible assets subject to amortization in accordance with SFAS No. 144, Impairment of Long-Lived Assets, based on our projection of estimated future undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of acquired assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles, long-lived assets and related goodwill is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates. In accordance with SFAS No. 142, we determined that our recorded tradename and trademarks have indefinite useful lives and therefore are not amortized. Based on our analyses, no impairment of long-lived assets, including goodwill and identifiable intangible assets, was recorded in either fiscal 2002 or fiscal 2003.

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

      We closed two stores in fiscal 2000, one store in fiscal 2001 and two stores in fiscal 2002. These stores were selected for closure by evaluating the historical and projected financial performance of all of our stores in accordance with our store strategy. In each case, the stores that have been closed were our only store in that market, had a sub-lessor or assignee available to take over use and payments of the leased property and were substantially larger in size than our current store prototype, which we put into service in fiscal 2002. We did not close any stores in fiscal 2003. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.

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

Recently Issued Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which was revised in December 2003 (FIN 46(R)). FIN 46(R) requires that companies consolidate a variable interest entity if they are subject to a majority of the risk of loss from the variable interest entity’s activities or are entitled to receive a majority of the entity’s residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities. We have no special purpose entities, nor have we acquired a variable interest in an entity where we are the primary beneficiary. The adoption of FIN 46(R) did not have a material impact on our financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition, results of operations or cash flows.

Results of Operations

Successor Fiscal 2003 Compared to Combined Fiscal 2002

      References to fiscal 2002 refer to the combined financial results of our predecessor from December 30, 2001 through October 15, 2002 and of Holdings from October 16, 2002 through December 28, 2002. The presentation of combined fiscal 2002 financial results is not in accordance with generally accepted accounting principles and is presented only for comparison purposes. In conjunction with the acquisition of Golfsmith, Golfsmith, being the surviving wholly owned subsidiary of Holdings, issued the 8.375% senior secured notes at a 20% discount off of face value for gross proceeds of $75.0 million.

      We had net revenues of $257.7 million, operating income of $12.7 million and net income of $1.1 million in fiscal 2003 compared to net revenues of $218.1 million, operating income of $7.7 million and a net loss of $4.3 million in fiscal 2002.

      The $39.6 million increase in net revenues from fiscal 2002 to fiscal 2003 was mostly comprised of a $9.1 million increase, or 7.4%, in comparable store revenues and a $29.4 million increase in non-comparable store revenues from twelve additional retail stores in operation in fiscal 2003, including six stores acquired in the acquisition of Don Sherwood Golf Shop. Direct-to-consumer channel revenues increased $0.9 million, or 1.0%, from fiscal 2002 to fiscal 2003. International revenues increased $0.2 million, or 4.0%, from fiscal 2002 to fiscal 2003.

      For fiscal 2003, gross profit was $86.7 million, or 33.7% of net revenues, compared to $75.8 million, or 34.8% of net revenues, for fiscal 2002. Increased net revenues in fiscal 2003 compared to fiscal 2002 led to higher gross profits for fiscal 2003. The decline in gross profit percentage resulted principally from higher sales in lower margin merchandise categories such as equipment. In addition, shipping costs increased and shipping income did not materially change from fiscal 2002 to fiscal 2003 as a result of multiple sales promotions during fiscal 2003 which were designed to drive revenues, resulting in a $0.9 million decrease in gross profit. We also incurred approximately $0.7 million of non-recurring costs included in cost of goods sold resulting from the fair value adjustment made to inventory as part of the merger transaction in October 2002.

      Selling, general and administrative expenses increased $11.5 million to $73.4 million for fiscal 2003 from $61.9 million for fiscal 2002. We had twelve additional retail stores in operation during fiscal 2003 compared to fiscal 2002, including six stores acquired in the acquisition of Don Sherwood Golf Shop on July 24, 2003, resulting in an increase in selling, general and administrative expenses of $7.3 million. In fiscal 2003, we also incurred increased costs relating to and resulting from the merger transaction on October 15, 2002, including a $0.6 million increase in depreciation and amortization resulting from the fair value adjustments made as part of the merger transaction. Additionally, in fiscal 2003 we incurred increased expenses of $0.9 million related to professional fees associated with our filings with the Securities and Exchange Commission and other company initiatives, $0.5 million related to management fees paid to our majority stockholder, $2.2 million related to salaries and benefits, $1.5 million related to occupancy costs such as rent and utilities, and $0.3 million related to advertising expenses. These increases were offset by a $1.8 million decrease in depreciation expense in fiscal 2003 compared to fiscal 2002.

      During fiscal 2003, we incurred approximately $0.6 million in pre-opening expenses related to the opening of six new retail locations in fiscal 2003. During fiscal 2002, we closed two stores and opened three stores. The two closed stores accounted for $2.0 million in net revenues and $0.3 million in operating losses in fiscal 2002. Store closure expenses were $0.3 million in fiscal 2002. Store closure expenses for stores closed in 2002 are reflected in discontinued operations in accordance with SFAS No. 144, Impairment of Long-Lived Assets. We incurred approximately $0.2 million in store pre-opening expenses in fiscal 2002.

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

      For fiscal 2002, interest expense consisted of costs related to our 12% senior subordinated notes, a mortgage note and a bank line of credit. Immediately prior to the merger in October 2002, we repaid the senior subordinated notes and other pre-existing debt and a new line of credit was put in place. Interest expense was $11.2 million and $7.4 million in fiscal 2003 and 2002, respectively. Interest expense increased as debt balances during fiscal 2003 were almost three times higher than during most of fiscal 2002. Approximately $0.9 million of amortization of debt issuance costs resulting from the new senior secured notes and senior credit facility during fiscal 2003 as compared to approximately $0.6 million of amortization of debt issuance costs related to the senior subordinated notes and prior credit facility during fiscal 2002 also contributed to the increase in interest expense. For further discussion, see “— Liquidity and Capital Resources — Senior Secured Notes” and “— Liquidity and Capital Resources — Credit Facility” below. Interest income was approximately $40,000 and $0.3 million in fiscal 2003 and 2002, respectively. The decrease in interest income was the result of overall lower cash and cash equivalent balances combined with lower interest rates.

      Other income, net of other expenses was approximately $164,000 for fiscal 2003, compared to other income, net of other expenses of $2.4 million for fiscal 2002. In March 2002, the rights to certain intellectual property were sold for gross proceeds of $3.3 million, resulting in a $2.2 million gain which accounts for most of the difference.

      On October 15, 2002, immediately prior to the merger, we repaid in full our 12% senior subordinated notes. We recorded a loss of $8.0 million on the extinguishment of this debt, as reported in continuing operations.

      We recognized a loss of $0.3 million in fiscal 2002 from discontinued operations related to the operations and final closing costs associated with closing two retail locations during fiscal 2002 due to poor operating performance and the lack of market penetration being derived from these single-store markets. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded a loss on the disposal of these assets in fiscal 2002 of $0.3 million, which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location have been eliminated from each of the consolidated balance sheets included in this prospectus. We did not close or determine any stores to be discontinued during fiscal 2003.

      Minority interest expense during fiscal 2002 of $0.8 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, we repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in a $2.1 million write-down of long term assets associated with the minority interest and the recording of $2.0 million in negative goodwill during the fourth quarter of fiscal 2002.

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

Combined Fiscal 2002 Compared to Predecessor Fiscal 2001

      References to fiscal 2002 refer to the combined financial results of our predecessor from December 30, 2001 through October 15, 2002 and of Holdings from October 16, 2002 through December 28, 2002. The presentation of combined fiscal 2002 financial results is not in accordance with generally accepted accounting principles and is presented only for comparison purposes.

      We had net revenues of $218.1 million, operating income of $7.7 million and a net loss of $4.3 million in fiscal 2002 compared to net revenues of $221.4 million, operating income of $13.8 million and net income of $7.2 million in fiscal 2001.

      The $3.3 million decline in net revenues from fiscal 2001 to fiscal 2002 was due to one store that closed in July 2001 and therefore did not contribute to 2002 revenues, accounting for a reduction in revenues of $1.3 million, combined with a $4.7 million reduction in revenues in our direct-to-consumer channels. We believe that the decline in our revenues in our direct-to-consumer channels from fiscal 2001 to fiscal 2002 was related to the timing and circulation levels of our catalog mailings. These revenue declines were partially offset by the opening of three new stores in fiscal 2002, resulting in $2.2 million in revenues, as well as an increase in international revenues of $0.5 million. Revenues from comparable stores remained consistent with a 0.1% increase from fiscal 2001 to fiscal 2002.

      In fiscal 2002, gross profit was $75.8 million, or 34.8% of net revenues, compared to $78.3 million, or 35.4% of net revenues, in fiscal 2001. Gross profit declined due to the lower net revenues and lower gross profit margins resulting principally from higher sales in lower margin merchandise categories such as equipment.

      Selling, general and administrative expenses, excluding store pre-opening/closing expenses, decreased $2.2 million to $61.9 million in fiscal 2002 from $64.1 million in fiscal 2001. The decrease was the result of improvements in management of administrative expenses, which decreased by $2.6 million, as well as a reduction in store payroll, which decreased by $0.2 million. Those reductions were partially offset by a $0.6 million increase in advertising expense.

      During fiscal 2002, we closed two stores, one in January and one in May, opened one store in June and opened two stores in November. The two closed stores accounted for $2.0 million and $7.8 million in net revenues and $0.3 million and $0.6 million in operating loses in fiscal 2002 and 2001, respectively. Store closure expenses were $0.3 million and $0.7 million in fiscal 2002 and 2001, respectively. Store closure expenses for stores closed in 2002 are reflected in discontinued operations in accordance with SFAS No. 144, Impairment of Long-Lived Assets. We incurred approximately $0.2 million in store pre-opening expenses in fiscal 2002.

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

      For all of fiscal 2001 and a majority of fiscal 2002, interest expense consisted of costs related to our 12% senior subordinated notes, a mortgage note and our prior credit facility. Immediately prior to the merger in October 2002, we repaid our senior subordinated notes and other pre-existing debt with the net proceeds from our senior secured notes, which were $67.9 million. Interest expense was $7.4 million and $6.8 million for fiscal 2002 and fiscal 2001, respectively. Interest expense increased as a result of increased borrowings in fiscal 2002 compared to fiscal 2001. The senior subordinated notes and borrowings under our prior credit facility were repaid in connection with the merger in October 2002 and a new line of credit and the senior secured notes were put in place. For further discussion, see “— Liquidity and Capital Resources — Senior Secured Notes” and “— Liquidity and Capital Resources — Credit Facility” below. In fiscal 2002 and fiscal 2001, interest income was $0.3 million and $0.6 million, respectively.

      Other income, net of other expenses was $2.4 million in fiscal 2002, compared to other income, net of other expenses of $1.0 million for fiscal 2001. The increase is due primarily to a gain on the sale of assets. In March 2002, the rights to certain intellectual property were sold for gross proceeds of $3.3 million, resulting in a $2.2 million gain. In March 2001, unutilized real estate adjacent to our Austin facilities was sold, which resulted in a $1.1 million gain.

      On October 15, 2002, immediately prior to the merger, we repaid in full our 12% senior subordinated notes. We recorded a loss of $8.0 million on the extinguishment of this debt, as reported in continuing operations.

      We recognized a loss of $0.3 million and $0.6 million in fiscal 2002 and 2001, respectively, from discontinued operations related to the operations and final closing costs associated with closing two retail locations in fiscal 2002 due to poor operating performance and the lack of market penetration being derived from these single-market stores. We recorded a loss on the disposal of these assets in fiscal 2002 of $0.3 million, which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for these two locations have been eliminated from the consolidated balance sheets included in this prospectus.

      Minority interest expense during fiscal 2002 of $0.8 million and during fiscal 2001 of $0.6 million relates to an obligation that was associated with partnership interests issued in 1998. Immediately prior to the merger, we repurchased this minority interest obligation. The minority interest obligation had a carrying value of $13.1 million and was repurchased for $9.0 million, resulting in a $2.1 million write-down of long term assets associated with the minority interest and the recording of $2.0 million in negative goodwill during the fourth quarter of fiscal 2002. In accordance with SFAS No. 141, Business Combinations, this gain was recorded on the statement of operations as an extraordinary item in fiscal 2002.

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

Operating Activities

      Net cash provided by operating activities was $1.1 million for fiscal 2003, compared to $20.2 million in net cash provided by operating activities for fiscal 2002. This decrease in net cash provided by operations during fiscal 2003 as compared to fiscal 2002 is primarily attributable to additional cash of $13.4 million used to fund working capital requirements during fiscal 2003 as compared to fiscal 2002 as we utilized cash to grow and expand operations. Additional cash of approximately $16.5 million was used during fiscal 2003 as compared to fiscal 2002 to fund normal inventory requirements. These requirements were primarily the result of having twelve additional retail stores in operation subsequent to fiscal 2002 combined with an increased effort to be better stocked in all retail stores during fiscal 2003. The cash used to fund inventory requirements was offset by an increase of $3.1 million in cash generated from working capital accounts during fiscal 2003 as compared to fiscal 2002. In addition, in fiscal 2002 we recognized certain non-recurring non-cash expenses, net of gains, totaling $10.7 million that were additive to the fiscal 2002 net loss in determining fiscal 2002 net cash provided by operating activities. These combined decreases in net cash provided by operating activities in fiscal 2003 compared to fiscal 2002 were offset by the fact that we generated net income of $1.1 million in fiscal 2003 compared to a net loss of $4.3 million in fiscal 2002.

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

Financing Activities

      Net cash provided by financing activities was $5.6 million for fiscal 2003, compared to net cash used in financing activities of $48.5 million for fiscal 2002. Net cash provided by financing activities for fiscal 2003 of $5.6 million was comprised of proceeds from a line of credit of $1.4 million, net of payments, $4.3 million in proceeds from the issuance of common stock primarily related to the purchase of Don Sherwood Golf Shop, offset by $0.1 million relating to payments of debt issuance costs and notes payable. Net cash used in financing activities in fiscal 2002 of $48.5 million was comprised of principal payments on long-term debt of $41.7 million, payments to satisfy debt and minority interest obligations of $10.6 million, distributions to stockholders of $35.9 million as a result of the merger in October 2002 discussed above and dividends paid to stockholders of $3.5 million. We received proceeds of $43.2 million from the issuance of common stock associated with the merger.

Senior Secured Notes

      On October 15, 2002, we completed a private placement of $93.75 million aggregate principal amount at maturity of our 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. In July 2003, we conducted an exchange offer in which we offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of our eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. Holdings fully and unconditionally guarantees the notes. As a result of the covenants in the indenture governing the notes, our ability to borrow under the credit facility described below is restricted to a maximum of $12.5 million and the payment of dividends or repurchases of stock are limited. The proceeds from the sale of the notes were used to pay part of the cash portion of the merger consideration and for fees and expenses of the offering and merger.

      Within 120 days after the end of each fiscal year, we are required by the indenture governing the notes to offer to repurchase the maximum principal amount of notes that may be purchased with 50% of our excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the notes to be purchased. The indenture governing the notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. We do not believe that the current fiscal year requirement will have a material impact on our liquidity.

      As a result of the merger and the offering of the notes, we currently have total debt in amounts substantially greater than historical levels. This amount of debt and associated debt service costs could lower our net income and cash provided by operating activities and will limit our ability to obtain additional debt financing, fund capital expenditures or operating requirements, open new or retrofit existing stores, and make acquisitions.

Credit Facility

      Historically, our principal sources of liquidity consisted of cash from operations and financing sources. In fiscal 1998, we issued in a private placement $30.0 million of our 12% senior subordinated notes and partnership interests that could have been converted into warrants to purchase shares of our common stock under certain circumstances. We repaid in full the 12% senior subordinated notes in connection with the merger.

      Concurrently with the merger, we entered into a revolving senior credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. Three of our subsidiaries are borrowers under the senior credit facility and we, our other subsidiaries and Holdings fully and unconditionally guarantee the senior credit facility. The credit agreement is secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same-day funding of the revolver, as well as letters of credit up to a maximum of $1 million. The credit agreement contains various covenants restricting our activities, such as payment of dividends on our capital stock, as well as covenants regarding maximum indebtedness, minimum interest coverage ratios, maximum capital expenditures and minimum earnings levels. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement. As of January 3, 2004, we had $1.4 million in borrowing outstanding under the credit agreement and were in compliance with the covenants.

      In January 2003, the senior credit facility was amended to extend the period of time permitted to obtain certain waivers from landlords of leased premises in connection with collateral under the senior credit facility. In September 2003, the senior credit facility was amended to clarify certain definitions contained in the agreement relating to minimum levels of EBITDA (as defined in the senior credit facility) for each of the three fiscal quarters ending on or about December 31, 2002, March 31, 2003, and June 30, 2003. In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million, in each case subject to required reserves of $500,000. In March 2004, the senior credit facility was amended to decrease the minimum levels of EBITDA (as defined in the senior credit facility) for the fiscal quarters ending on or about March 31, 2004 and June 30, 2004 and to decrease the minimum interest coverage ratios for the first three fiscal quarters of 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, we believe the increased availability and the modification of certain short-term financial covenants better matches our currently projected cash needs.

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

Contractual Obligations

      Our future contractual obligations related to long-term debt, noncancellable operating leases and purchase obligations at January 3, 2004 are as follows:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in thousands)
Long-term debt(1)	$93,750	$—	$—	$28,125	$65,625
Operating leases	$96,432	$11,970	$23,167	$20,898	$40,397
Purchase obligations(2)	$7,255	$7,034	$221	$—	$—

Total	$197,437	$19,004	$23,388	$49,023	$106,022

(1)	Long-term debt represents principal payments required to be made on the notes. In addition, we are required to make semi-annual interest payments on the notes equal to 8.375% of the aggregate principal amount at maturity of notes then outstanding.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.

      We expect that our principal uses of cash for the next several years will be interest payments on the notes and our senior credit facility, capital expenditures, primarily for new store openings and existing store retrofittings, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing the notes), working capital requirements and our contractually obligated operating lease payments. Based on our experience, we expect to spend approximately $1.3 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs, and between $0.3 million and $0.5 million to retrofit selected superstores to the smaller store layout. Additionally, subsequent to fiscal 2003, we are required to (1) offer to repurchase a portion of the notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow, as defined in the indenture governing the notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. We believe that cash from operations combined with borrowing availability under our senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from our senior credit facility be insufficient. As of January 3, 2004, we had $8.1 million of borrowing availability under the senior credit facility after giving effect to required reserves of $500,000. We believe that the financial support of Holdings’ principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Additional Factors That May Affect Results” in Item 1, “Business,” for a discussion of the risks affecting our operations.

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

     Interest Rate Risk

      The interest payable on our senior credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If the maximum available under the credit facility of $12.5 million is drawn and interest rates on existing variable rate debt rose to greater than 15.25%, our results from operations and cash flows may be materially affected. As of January 3, 2004, if the maximum available under the credit facility of $10.0 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by ten percentage points, our interest expense would have increased by $1.0 million on an annual basis. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets at January 3, 2004 and December 28, 2002	37
Consolidated Statements of Operations for the fiscal year ended January 3, 2004 (Successor), for the period from October 16, 2002 through December 28, 2002 (Successor), for the period from December 30, 2001 through October 15, 2002 (Predecessor), and for the fiscal year ended December 29, 2001 (Predecessor)	38
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal year ended January 3, 2004 (Successor), for the period from October 16, 2002 through December 28, 2002 (Successor), for the period from December 30, 2001 through October 15, 2002 (Predecessor), and for the fiscal year ended December 29, 2001 (Predecessor)	39
Consolidated Statements of Cash Flows for the fiscal year ended January 3, 2004 (Successor), for the period from October 16, 2002 through December 28, 2002 (Successor), for the period from December 30, 2001 through October 15, 2002 (Predecessor), and for the fiscal year ended December 29, 2001 (Predecessor)	40
Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. (“Successor”) at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for the year ended January 3, 2004, the period from December 30, 2001 through October 15, 2002 (“Predecessor”), the period from October 16, 2002 through December 28, 2002 (“Successor”) and for the year ended December 29, 2001, in conformity with U.S. generally accepted accounting principles.

      As described in Note 21, the Company has restated its previously issued consolidated financial statements for the period from December 30, 2001 through October 15, 2002.

/s/ ERNST & YOUNG LLP

Austin, Texas

February 21, 2004
(except for matters disclosed
in Note 21, as to which the
date is December 3, 2004)

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2004	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,928,109	$11,412,460
Receivables, net of allowances of $176,667 at January 3, 2004 and $242,643 at December 28, 2002	2,689,815	1,639,120
Inventories, net of reserves of $821,618 at January 3, 2004 and $818,816 at December 28, 2002	51,212,544	32,351,880
Deferred tax assets	1,437,922	67,905
Prepaid and other current assets	1,845,546	2,119,390

Total current assets	60,113,936	47,590,755
Property and equipment:
Land and buildings	21,040,387	21,017,551
Equipment, furniture, fixtures and autos	12,234,869	9,270,340
Leasehold improvements and construction in progress	10,907,168	7,015,985

	44,182,424	37,303,876
Less: accumulated depreciation and amortization	(6,100,047)	(1,258,676)

Net property and equipment	38,082,377	36,045,200
Goodwill	42,035,545	34,948,016
Tradename	11,158,000	11,158,000
Trademarks	15,459,038	15,093,396
Customer database, net of accumulated amortization of $472,111 at January 3, 2004 and $94,422 at December 28, 2002	2,927,094	3,304,783
Deferred tax assets	2,724,174	4,274,161
Debt issuance costs, net of accumulated amortization of $1,087,499 at January 3, 2004 and $178,744 at December 28, 2002	6,770,216	7,596,561
Other long-term assets	56,333	—

Total assets	$179,326,713	$160,010,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,604,647	$17,822,015
Accrued expenses and other current liabilities	16,762,870	12,822,302
Lines of credit	1,417,039	—

Total current liabilities	41,784,556	30,644,317
Long-term debt, less current maturities	77,482,469	75,380,045
Deferred rent	1,083,511	513,324

Total liabilities	120,350,536	106,537,686
Stockholders’ Equity:
Common stock — $.001 par value; 40,000,000 shares authorized; 21,594,597 and 20,077,931 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	21,594	20,078
Restricted common stock units — $.001 par value; 755,935 and 839,268 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	756	839
Additional capital	60,288,607	55,990,042
Other comprehensive income	186,877	48,148
Accumulated deficit	(1,521,657)	(2,585,921)

Total stockholders’ equity	58,976,177	53,473,186

Total liabilities and stockholders’ equity	$179,326,713	$160,010,872

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor

		For the	For the
		Period from	Period from
		October 16,	December 30,
	Fiscal Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 15,	December 29,
	2004	2002	2002	2001

			Restated
			(See Note 21)
Net revenues	$257,744,780	$37,830,540	$180,315,163	$221,438,496
Cost of products sold	171,083,110	25,146,178	117,206,594	143,117,798

Gross profit	86,661,670	12,684,362	63,108,569	78,320,698
Selling, general and administrative	73,400,271	13,580,912	48,308,301	64,081,753
Store pre-opening expenses	599,603	92,792	121,686	—
Amortization of deferred compensation	—	—	6,033,273	457,722

Total operating expenses	73,999,874	13,673,704	54,463,260	64,539,475

Operating income	12,661,796	(989,342)	8,645,309	13,781,223
Interest expense	(11,156,792)	(2,210,304)	(5,205,859)	(6,825,356)
Interest income	39,776	7,119	330,587	597,595
Other income	210,707	13,725	2,365,551	1,181,538
Other expense	(46,270)	(133)		(150,000)
Minority interest	—	—	(844,378)	(580,798)
Loss on debt extinguishment	—	—	(8,046,552)	—

Income (loss) from continuing operations before income taxes	1,709,217	(3,178,935)	(2,755,342)	8,004,202
Income tax (expense) benefit	(644,953)	632,934	(708,374)	(251,147)

Income (loss) from continuing operations	1,064,264	(2,546,001)	(3,463,716)	7,753,055
Loss from discontinued operations, including loss on disposal of $285,886 for the year ended December 28, 2002 (see Note 6)	—	(39,920)	(229,880)	(589,881)

Income (loss) before extraordinary item	1,064,264	(2,585,921)	(3,693,596)	7,163,174
Extraordinary gain — negative goodwill arising from purchase of minority interest (see Note 5)	—	—	2,021,602	—

Net income (loss)	$1,064,264	$(2,585,921)	$(1,671,994)	$7,163,174

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock

					Restricted Stock
			Golfsmith		Units Golfsmith
	Golfsmith		International		International
	International, Inc.		Holdings, Inc.		Holdings, Inc.

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 30, 2000 (Predecessor)	10,000,000	$100,000	—	$—	—	$—
Stock compensation — variable employee options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Amortization of deferred interest	—	—	—	—	—	—
Comprehensive income:
Translation adjustments, cumulative translation loss of $(337,392) at December 29, 2001	—	—	—	—	—	—
Net income	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	—	—

Balance at December 29, 2001 (Predecessor)	10,000,000	100,000	—	—	—	—
Dividends paid	—	—	—	—	—	—
Stock compensation — variable employee options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Amortization of deferred interest	—	—	—	—	—	—
Pre merger net income (Restated — See Note 21)	—	—	—	—	—	—
Merger of Golfsmith International, Inc. into Golfsmith International Holdings, Inc.	(10,000,000)	(100,000)	—	—	—	—
Issuance of Holdings common stock net of issuance costs of $6,740,637	—	—	20,077,931	20,078	—	—
Issuance of Holdings restricted stock units	—	—	—	—	839,268	839

Balance October 15, 2002 (Predecessor)	—	$—	20,077,931	$20,078	839,268	$839

Balance October 16, 2002 (Successor)	—	$—	20,077,931	$20,078	839,268	$839
Comprehensive loss:
Translation adjustments, cumulative translation gain of $48,148 at December 28, 2002	—	—	—	—	—	—
Net loss of Holdings	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—

Balance at December 28, 2002 (Successor)	—	—	20,077,931	20,078	839,268	839
Issuance of common stock	—	—	1,433,333	1,433	—	—
Conversion of restricted stock	—	—	83,333	83	(83,333)	(83)
Comprehensive loss:
Translation adjustments, cumulative translation gain of $186,877 at January 3, 2004	—	—	—	—	—	—
Net income of Holdings	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance at January 3, 2004 (Successor)	—	$—	21,594,597	$21,594	755,935	$756

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Retained
				Other	Earnings
	Additional	Deferred	Deferred	Comprehensive	(Accumulated	Stockholders’
	Capital	Interest	Compensation	Income	Deficit)	Equity

Balance at December 30, 2000 (Predecessor)	$10,512,226	$(175,548)	$—	$(275,865)	$14,760,558	$24,921,371
Stock compensation — variable employee options	2,374,254	—	(2,374,254)	—	—	—
Amortization of deferred compensation	—	—	457,722	—	—	457,722
Amortization of deferred interest	—	38,358	—	—	—	38,358
Comprehensive income:
Translation adjustments, cumulative translation loss of $(337,392) at December 29, 2001	—	—	—	(61,527)	—	(61,527)
Net income	—	—	—	—	7,163,174	7,163,174

Total comprehensive income	—	—	—	—	—	7,101,647

Balance at December 29, 2001 (Predecessor)	12,886,480	(137,190)	(1,916,532)	(337,392)	21,923,732	32,519,098
Dividends paid	—	—	—	—	(3,237,500)	(3,237,500)
Stock compensation — variable employee options	4,116,741	—	(4,116,741)	—	—	—
Amortization of deferred compensation	—	—	6,033,273	—	—	6,033,273
Amortization of deferred interest	—	137,190	—	—	—	137,190
Pre merger net income (Restated — See Note 21)	—	—	—	—	(1,671,994)	(1,671,994)
Merger of Golfsmith International, Inc. into Golfsmith International Holdings, Inc.	(17,003,221)	—	—	337,392	(17,014,238)	(33,780,067)
Issuance of Holdings common stock net of issuance costs of $6,740,637	53,473,079	—	—	—	—	53,493,157
Issuance of Holdings restricted stock units	2,516,963	—	—	—	—	2,517,802

Balance October 15, 2002 (Predecessor)	$55,990,042	$—	$—	$—	$—	$56,010,959

Balance October 16, 2002 (Successor)	$55,990,042	$—	$—	$—	$—	$56,010,959
Comprehensive loss:
Translation adjustments, cumulative translation gain of $48,148 at December 28, 2002	—	—	—	48,148	—	48,148
Net loss of Holdings	—	—	—	—	(2,585,921)	(2,585,921)
Total comprehensive loss	—	—	—	—	—	(2,537,773)

Balance at December 28, 2002 (Successor)	55,990,042	—	—	48,148	(2,585,921)	53,473,186
Issuance of common stock	4,298,565	—	—	—	—	4,299,998
Conversion of restricted stock	—	—	—	—	—	—
Comprehensive loss:
Translation adjustments, cumulative translation gain of $186,877 at January 3, 2004	—	—	—	138,729	—	138,729
Net income of Holdings	—	—	—	—	1,064,264	1,064,264
Total comprehensive income	—	—	—	—	—	1,202,993

Balance at January 3, 2004 (Successor)	$60,288,607	$—	$—	$186,877	$(1,521,657)	$58,976,177

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor

		For the	For the
		Period from	Period from
		October 16,	December 30,
	Fiscal Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 15,	December 29,
	2004	2002	2002	2001

			Restated
			(See Note 21)
Operating Activities
Net income (loss)	$1,064,264	$(2,585,921)	$(1,671,994)	$7,163,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,850,711	1,255,251	4,776,431	6,455,080
Amortization of intangible assets	377,689	94,422	31,959	261,835
Amortization of debt issue costs and debt discount	3,011,179	558,788	1,821,074	2,000,700
Interest paid with issuance of in-kind debt	—	—	—	954,810
Minority interest	—	—	844,378	580,798
Stock compensation to non-employee	—	—	30,284	38,358
Stock compensation — variable employee options	—	—	6,033,273	457,722
Net loss (gain) on sale of real estate and other assets	3,069	—	(2,215,735)	(980,233)
Loss on extinguishment of debt	—	—	8,046,552	—
Extraordinary gain — negative goodwill arising from purchase of minority interest	—	—	(2,021,602)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,109,008)	462,403	959,130	6,001,531
Inventories	(14,196,793)	799,837	1,512,546	10,621,937
Prepaid and other assets	323,305	(475,753)	(457,688)	992,458
Deferred income taxes	179,970	(439,814)	—	—
Accounts payable	3,346,528	4,767,312	(5,884,333)	6,597,510
Accrued expenses and other current liabilities	2,632,298	3,861,433	15,363	11,586
Deferred rent	570,187	404,817	(304,597)	373,870

Net cash provided by operating activities	1,053,399	8,702,775	11,515,041	41,531,136
Investing Activities
Purchase of property, plant and equipment	(5,759,429)	(1,126,683)	(2,086,323)	(1,344,843)
Proceeds from sale of real estate and other assets	18,046	—	3,313,022	1,395,736
Purchase of assets and other	(956,676)	—	—	—
Purchase of business, net of cash received	(8,585,560)	—	—	—

Net cash provided by (used in) investing activities	(15,283,619)	(1,126,683)	1,226,699	50,893
Financing Activities
Principal payments on lines of credit	(27,178,727)	—	(9,840,843)	(20,115,977)
Proceeds from lines of credit	28,595,766	—	9,807,280	12,977,194
Principal payments on term note	—	—	(41,698,481)	(5,999,996)
Proceeds from issuance of common stock	4,299,998	—	43,243,157	—
Payments to satisfy debt and minority interest obligations	—	—	(10,634,165)	—
Distributions to shareholders	—	—	(35,880,392)	—
Dividends paid	—	—	(3,237,500)	—
Dividends paid to minority interest owners	—	—	(262,500)	—
Debt issuance costs	(82,410)	—	—	—
Other	(23,264)	—	—	—

Net cash provided by (used in) financing activities	5,611,363	—	(48,503,444)	(13,138,779)
Effect of exchange rate changes on cash	134,506	48,148	—	(42,475)

Change in cash and cash equivalents	(8,484,351)	7,624,240	(35,761,704)	28,400,775
Cash and cash equivalents, beginning of period	11,412,460	3,788,220	39,549,924	11,149,149

Cash and cash equivalents, end of period	$2,928,109	$11,412,460	$3,788,220	$39,549,924

Supplemental cash flow information:
Interest payments	$7,130,032	$6,529	$4,078,658	$4,322,284
Tax payments	699,198	15,325	493,392	250,591
Amortization of discount on senior subordinated notes	—	—	1,369,447	1,620,349
Amortization of discount on senior secured notes	2,102,424	380,045	—	—
Issuance of common stock units in connection with business combination	—	—	2,517,802	—
Management rollover of Golfsmith International, Inc. equity into Golfsmith International Holdings, Inc. equity	—	—	10,250,000	—
Issuance of senior secured notes in business combination	—	—	75,000,000	—

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

Nature of Operations

      The Company is a multi-channel, specialty retailer of golf equipment and related accessories and is a designer and marketer of golf equipment. Golfsmith offers equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, the Company offers its own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee® and Zevo®. The Company markets its products through 38 superstores as well as through its direct-to-consumer channel, which includes its clubmaking and accessory catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, Harvey Penick.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

      Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally 5 to 10 years for equipment, furniture, and fixtures and 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated life of the leasehold improvement. The Company capitalizes eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the expected useful life of the software. Repair and maintenance costs are expensed as incurred.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales Incentives

      The Company frequently offers sales incentives that entitle its customers to receive a reduction in the price of a product of service. Sales incentives such as mail-in rebates that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate are recognized as a reduction to revenue at the time the products are sold. Sales incentives that entitle a customer to free product are recognized as a cost of products sold.

Shipping and Handling Costs

      Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in revenues. Shipping and handling costs incurred by the Company are included in cost of products sold.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation — Transition and Disclosure, An Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting For Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FASB No. 123 on reported net income (loss).

      In June 2003, the Company issued 1,840,500 options to purchase common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan. The options were issued with an exercise price of $3.00 per share and have a ten year term.

      The following table illustrates the effect on net income (loss), if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor		Predecessor

		For the	For the
		Period from	Period from
		October 16,	December 30,
	Fiscal Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 15,	December 29,
	2004	2002	2002	2001

			Restated
			(See Note 21)
Net Income (loss) as reported	$1,064,264	$(2,585,921)	$(1,671,994)	$7,163,174
Total stock-based compensation cost, net of related tax effects included in the determination of net income (loss) as reported	—	—	6,063,557	496,080
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(97,585)	—	(6,078,057)	—

Pro forma net income (loss)	$966,679	$(2,585,921)	$(1,686,494)	$7,659,254

Segments

      The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following unaudited condensed consolidated balance sheet data presents the fair value of the assets acquired and liabilities assumed:

Cash and cash equivalents		$3,788,220
Accounts receivable		2,101,523
Inventory		33,151,717
Prepaid expenses and other current assets		1,643,637
Property and equipment		36,173,768
Deferred tax assets		3,902,252
Other assets		7,775,304
Intangible assets subject to amortization
Customer database (nine year useful life)	3,399,205
Intangible assets not subject to amortization
Tradename	11,158,000
Trademarks	15,093,396

Total intangible assets		29,650,601
Goodwill		34,948,016

Total assets acquired		153,135,038
Accounts payable		13,054,703
Accrued other expenses		8,960,869
Deferred rent		108,507
Long-term debt		75,000,000

Total liabilities assumed		97,124,079

Net assets acquired		$56,010,959

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On May 22, 2003, the Company acquired the assets and technology of Zevo Golf Co., Inc. (“Zevo”). The total purchase consideration has been allocated to the assets acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. The allocation of the purchase price did not have a material impact on the affected accounts. As a result of the acquisition, Golfsmith has obtained additional technology through the patented “PreLoaded” technology for drivers and “Flying Buttress” design for irons as well as an additional proprietary label.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As required by Statement 142, prior period results are not restated; however, the following presents the Company’s reported income (loss) before extraordinary items and income (loss) before extraordinary items as adjusted for the exclusion of trademark amortization:

	Successor		Predecessor

		For the	For the
		Period from	Period from
		October 16,	December 30,
	Fiscal Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 15,	December 29,
	2004	2002	2002	2001

			Restated
			(see Note 21)
Income (loss) before extraordinary items	$1,064,264	$(2,585,921)	$(3,693,596)	$7,163,174
Add: trademark amortization expense	—	—	—	261,835

Adjusted income (loss) before extraordinary items	$1,064,264	$(2,585,921)	(3,693,596)	7,425,009
Extraordinary gain – negative goodwill arising from purchase of minority interest	—	—	2,021,602	—

Adjusted net income (loss)	$1,064,264	$(2,585,921)	(1,671,994)	7,425,009

Intangible Assets with Definite Lives

      Following is a summary of the Company’s intangible assets that are subject to amortization:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer databases	$3,399,205	$(472,111)	$2,927,094

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$93,750,000

Senior Secured Notes

      On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes (the “notes”) due in 2009 at a discount of 20%, or $18.75 million. Interest payments are required semi-annually on March 1 and September 1, beginning on March 1, 2003. The notes rank equal in right with any other senior indebtedness, including indebtedness under Golfsmith’s senior credit facility. The notes are fully and unconditionally guaranteed, up to an aggregate principal amount at maturity of $93.75 million, by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of January 3, 2004 and December 28, 2002, the notes were guaranteed, jointly and severally, by all Golfsmith subsidiaries.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The terms of the notes require Golfsmith to make partial pro rata redemptions of the principal amount at maturity of each note, plus accrued but unpaid interest to the redemption date as follows:

Percentages of
Notes Required
Mandatory Redemption Date	to be Redeemed

October 15, 2007	20%
October 15, 2008	10%

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

      Borrowings under the credit facility may be made, at the Company’s option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. The weighted-average interest rate on borrowings under the senior credit

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility during fiscal 2003 was 5.1%. The Company is required to pay commitment fees of 0.50% of the undrawn availability as calculated under the agreement. These fees were not significant for all years presented for which the senior credit facility as effective. At January 3, 2004, the Company had $1.4 million outstanding under the senior credit facility. There were no outstanding amounts under the senior credit facility at December 28, 2002.

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

Senior Subordinated Notes

      On August 17, 1998, Golfsmith issued in a private placement $30.0 million senior subordinated pay-in-kind notes (the “Subordinated Notes”) and partnership interests that may be converted into warrants to purchase 810,811 shares of Golfsmith’s common stock for $.01 per share, under certain circumstances. In 1998, the partnership interests for 7.5% of Golfsmith Holdings (a wholly-owned subsidiary of Golfsmith International, Inc.) were valued at $12.0 million. Since the interests are related to a Golfsmith subsidiary that is consolidated, the value of the interests were recorded as minority interest on the consolidated balance sheet. The value of the minority interest was offset as a discount to the Subordinated Notes. Immediately prior to the merger, Golfsmith repurchased the minority interest which had a carrying value of $13.1 million for cash consideration of $9.0 million resulting in a $2.1 million write-down of long term assets associated with the minority interest and negative goodwill of $2.1 million. In accordance with FAS 141, the negative goodwill is recorded in the period from December 30, 2001 through October 15, 2002, as an extraordinary item in the consolidated statement of operations. The extraordinary item is recorded without a tax effect due to the Company’s election to be treated as a Subchapter S corporation during the predecessor period.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Store Closure and Asset Impairments

      A summary of the Company’s store closures and asset impairments is as follows:

		Revenues	Loss	Cash Flows
		Generated by	Generated	Generated by
	Number of	the Closed	by Closed	the Closed	Total Store
	Stores	Stores in the	Stores in the	Stores in the	Closure
Period	Closed	Year of Closure	Year of Closure	Year of Closure	Costs

Fiscal 2003	0	$—	$—	$—	$—
October 16, 2002 through December 28, 2002 (Successor)	0	—	(39,920)	(39,920)	39,920
December 30, 2001 through October 15, 2002 (Predecessor)	2	1,987,226	(229,880)	(208,396)	229,880
Fiscal 2001 (Predecessor)	1	3,350,000	(589,881)	(419,672)	655,130

      The Company has closed five retail locations since its inception due to poor operating performance and the lack of market penetration being derived from these single-market stores. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values and lease termination costs. There were no store closures in fiscal 2003. The revenues, expenses and store closure costs related to the two stores closed in the period from October 16, 2002 through December 28, 2002 are reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets, in the period from December 30, 2001 through October 15, 2002 and in the period from October 16, 2002 through December 28, 2002. The loss from discontinued operations resulting from store closures and asset impairment is recorded without a tax effect due to the Company’s election to be treated as a Subchapter S corporation during the period of store closures. The revenues, expenses and store closure costs related to the store closed in fiscal 2001 are reported in income (loss) from continuing operations for the fiscal year ended December 29, 2001. All related assets and liabilities for these closed locations have been eliminated from the consolidated balance sheet as the net assets were disposed of prior to December 28, 2002.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At January 3, 2004, future minimum payments due and sublease income to be received, under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating
	Lease	Sublease
	Obligations	Income

2004	$11,970,283	$537,265
2005	11,782,791	518,550
2006	11,384,045	532,575
2007	10,931,243	537,250
2008	9,966,439	362,250
Thereafter	40,397,611	1,446,913

Total minimum lease payments	$96,432,412

Total minimum sublease rentals		$3,934,803

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

Employment Agreements

      The Company has entered into employment agreements with James D. Thompson, the Company’s president and chief executive officer, and with Virginia Bunte, the Company’s chief financial officer. The Company also entered into employment agreements with Carl Paul and Franklin Paul to provide advising services. You should read the information set forth in Item 11, “Executive Compensation-Employment Agreements,” in the Annual Report on Form 10-K for the fiscal year ended January 3, 2004, originally filed on April 2, 2004, for a description of these agreements.

8.	Guarantees

      Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At January 3, 2004, there was $1.4 million outstanding under the senior credit facility and $77.5 million outstanding on the senior secured notes.

      Holdings has no assets or liabilities other than its investment in its wholly owned subsidiary Golfsmith and did not have operations prior to the acquisition of Golfsmith. Golfsmith has no independent operations nor any assets or liabilities other than its investments in its wholly owned subsidiaries. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries. The guarantees of Holdings and all existing and future Golfsmith domestic subsidiaries of Golfsmith’s senior secured notes and senior credit facility are explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45 as it meets the definition of an intercompany guarantee.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Golfsmith International, Inc. 1997 Incentive Plan

      For all periods prior to the merger date of October 15, 2002, Golfsmith had a stock incentive plan (the “1997 Incentive Plan”) covering 2.8 million shares of Golfsmith common stock. Options to acquire 0.22 million and 0.24 million shares of stock were granted in during the period from December 30, 2001

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through October 15, 2002 and during the fiscal year ended December 29, 2001, respectively. The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. All outstanding options vested on the merger date, and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2. The plan was then terminated.

      A summary of the Company’s stock option activity and related information for the 1997 Incentive Plan through the Plan’s termination date of October 15, 2002 follows:

		Weighted Average
	Options	Exercise Price

Outstanding at December 30, 2000 (Predecessor)	2,176,205	$4.22
Granted	241,500	5.50
Exercised	—	—
Forfeited	(583,698)	4.01

Outstanding at December 29, 2001 (Predecessor)	1,834,007	$4.45
Granted	230,120	6.55
Repurchased in connection with merger	(1,673,838)	4.43
Forfeited	(390,289)	4.54

Outstanding at October 15, 2002 (Predecessor)	—	$—

      Options become exercisable as they vest. At December 29, 2001, there were 40,667 options exercisable, with a weighted average exercise price of $15.80.

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

Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan

      In October 2002, Holdings adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings common stock, stock appreciation rights and restricted stock grants (collectively referred to as “options”). The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. There were 2,850,000 shares authorized under the 2002 Plan at January 3, 2004, of which 1,122,500 are available for future grant.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information for the 2002 Plan through January 3, 2004 follows:

Weighted Average
	Options	Exercise Price

Outstanding at October 16, 2002 (Successor)	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 28, 2002	—	$—
Granted	1,840,500	3.00
Exercised	—	—
Forfeited	(113,000)	3.00

Outstanding at January 3, 2004	1,727,500	$3.00

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

		Predecessor

	Successor	Period from
		December 30,
	Fiscal Year	2001	Fiscal Year
	Ended	through	Ended
	January 3,	October 15,	December 29,
	2004	2002	2001

Risk-free interest rate	4.0%	2.0%	4.8%
Weighted-average expected life of the options (years)	7.00	5.77	5.77
Dividend rate	0.0%	0.0%	0.0%
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$0.73	$0.71	$1.39

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the income tax provision (benefit) attributable to continuing operations are as follows:

	Successor		Predecessor

		For the	For the
		Period from	Period from
		October 16,	December 30,
	Fiscal Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 15,	December 29,
	2004	2002	2002	2001

Current:
Federal	$—	$—	$—	$—
State	60,000	—	392,019	128,119
Foreign	404,983	—	316,355	123,028

Total Current	464,983	—	708,374	251,147
Deferred:
Federal	165,378	(581,615)	—	—
State	14,592	(51,319)	—	—
Foreign	—	—	—	—

Total deferred	179,970	(632,934)	—	—
Income tax provision (benefit)	$644,953	$(632,934)	$708,374	$251,147

      The Company’s provision (benefit) for income taxes differs from the amount computed by applying the statutory rate to income from continuing operations before taxes as follows:

	Successor		Predecessor

		For the	For the
		Period from	Period from
	Fiscal	October 16,	December 30,
	Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 15,	December 29,
	2004	2002	2002	2001

Income Tax at U.S. statutory rate	34.0%	(34.0)%	(34.0)%	34.0%
State taxes, net of federal income tax	3.3%	(3.0)%	14.2%	1.6%
Foreign income taxes	0.0%	0.0%	11.5%	1.5%
Permanent differences and other	0.4%	0.1%	0.1%	0.0%
Unbenefitted amounts	0.0%	17.0%	0.0%	0.0%
S Corporation income not subject to tax	0.0%	0.0%	34.0%	(34.0)%

Income tax provision (benefit)	37.7%	(19.9)%	25.8%	3.1%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred taxes as of January 3, 2004 and December 28, 2002 are as follows:

	Successor

	At January 3,	At December 28,
	2004	2002

Deferred tax assets:
Accrued expenses and other	$76,306	$45,068
Inventory basis	931,272	67,905
Depreciable/amortizable assets	1,115,712	2,920,142
Federal tax carryforwards	1,608,462	1,308,951
Reserves and allowances	430,344	—

Total deferred tax assets	$4,162,096	$4,342,066

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

16.	Foreign and Domestic Operations

      The Company has operated in foreign and domestic regions. Information about these operations is presented below:

	Successor		Predecessor

		For the	For the
		Period from	Period from
		October 16,	December 30,
	Fiscal Year	2002	2001	Fiscal Year
	Ended	through	through	Ended
	January 3,	December 28,	October 16,	December 29,
	2004	2002	2002	2001

Net revenues:
North America	$251,910,857	$37,147,135	$175,392,971	$216,333,270
International	5,833,923	683,405	4,922,192	5,105,226
Operating profit (loss):
North America	11,231,351	(1,326,480)	8,077,197	12,550,336
International	1,430,445	337,138	568,112	1,230,887
Income (loss) from continuing operations before income taxes:
North America	288,070	(3,490,820)	(3,713,625)	7,076,284
International	1,421,147	311,885	958,283	927,918
Identifiable assets:
North America	177,023,613	158,455,118	148,930,430	109,803,125
International	2,303,100	1,555,754	2,104,283	1,697,238

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Valuation and Qualifying Accounts

		Amounts
		Charged to
	Balance at	Net Income	Write-offs	Balance at
	Beginning of	(Loss), Net	Against	End of
	Period	of Recoveries	Reserves	Period

Inventory reserve:
Fiscal year ended January 3, 2004	$818,816	$1,688,193	$(1,685,391)	$821,618
Period from October 16, 2002 through December 28, 2002 (Successor)	1,219,373	(58,852)	(341,705)	818,816
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,555,107	1,253,856	(1,589,590)	1,219,373
Fiscal year ended December 29, 2001 (Predecessor)	867,510	1,745,956	(1,058,359)	1,555,107
Allowance for sales returns:
Fiscal year ended January 3, 2004	1,098,029	8,111,425	(7,852,281)	1,357,173
Period from October 16, 2002 through December 28, 2002 (Successor)	1,116,480	640,592	(659,043)	1,098,029
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,220,584	4,240,901	(4,345,005)	1,116,480
Fiscal year ended December 29, 2001 (Predecessor)	1,402,614	5,768,877	(5,950,907)	1,220,584
Allowance for doubtful accounts:
Fiscal year ended January 3, 2004	242,643	157,717	(223,693)	176,667
Period from October 16, 2002 through December 28, 2002 (Successor)	403,088	(94,905)	(65,540)	242,643
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,107,321	27,057	(731,290)	403,088
Fiscal year ended December 29, 2001 (Predecessor)	1,564,785	2,129,334	(2,586,798)	1,107,321

18.	Consolidated Quarterly Financial Information (Unaudited)

	Successor

	First	Second	Third	Fourth	Full
Fiscal 2003(1)	Quarter	Quarter	Quarter	Quarter	Year

Net revenues	$45,830,119	$79,256,107	$71,140,692	$61,517,862	$257,744,780
Gross profit	14,857,776	25,803,489	23,360,471	22,639,934	86,661,670
Income (loss) from continuing operations	(1,217,403)	2,221,214	1,011,809	(951,356)	1,064,264
Income (loss) from discontinued operations	—	—	—	—	—
Income from extraordinary items	—	—	—	—	—
Net income (loss)	(1,217,403)	2,221,214	1,011,809	(951,356)	1,064,264

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor				Successor

				Period from	Period from
				September 29,	October 16,
				2002	2002
				through	through
	First	Second	Third	October 15,	December 28,
Fiscal 2002(1)	Quarter	Quarter	Quarter	2002	2002

Net revenues	$47,460,173	$70,155,932	$55,962,187	$6,736,871	$37,830,540
Gross profit	16,752,162	24,991,205	19,346,101	2,019,101	12,684,362
Income (loss) from continuing operations	2,583,312	4,253,355	3,432,646	(13,733,029)	(2,546,001)
Income (loss) from discontinued operations(2)	26,208	(270,798)	14,710	—	(39,920)
Income from extraordinary items(3)	—	—	—	2,021,602	—
Net income (loss) (Restated — See Note 21)	2,609,520	3,982,557	3,447,356	(11,711,427)	(2,585,921)

(1)	Fiscal 2003 consists of a 53-week period. Week 53 occurred in the fourth quarter of fiscal 2003. Fiscal 2002 consists of a 52-week period.

(2)	Store-closing expenses in fiscal 2002 are reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All comparative periods presented in the above quarterly table have been reclassified to reflect the closed stores.

(3)	During the period from December 30, 2001 through October 15, 2002, the Company recorded an extraordinary gain on the repurchase of minority interest obligations immediately prior to the merger transaction discussed in Note 2 and as restated, as discussed in Note 21.

19.	Related Party Transactions

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters of 2004. Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, the Company believes the increased availability and the modification of certain short-term financial covenants better matches its currently projected cash needs.

21.	Restatement

      The Company has restated its previously issued consolidated financial statements to correct the extraordinary gain for the Predecessor period from December 30, 2001 though October 15, 2002. When the Company repurchased a minority interest previously held by a third party, the entire amount of the excess of the value of the minority interest over the cost to purchase was recognized as an extraordinary gain. Under generally accepted accounting principles, this excess should have first reduced the basis of the long-term assets acquired in the repurchase; accordingly, in the restatement, the long-term assets acquired were reduced by $2.1 million, which had the effect of reducing the amount of the extraordinary gain. Immediately after the Predecessor’s repurchase of the minority interest, all assets were written up to fair value in connection with the merger transaction discussed in Note 2. A summary of the effects of the restatement is as follows (see Note 18 for a summary of the impact of the restatement on the quarterly financial information of the Predecessor):

	For the Period from
	December 30, 2001
	through October 15, 2002

	As previously
	reported	As restated

Extraordinary gain — negative goodwill arising from purchase of minority interest (see Note 5)	$4,121,927	$2,021,602
Net income (loss)	$428,331	$(1,671,994)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth information regarding our executive officers and directors as of March 31, 2004.

Name	Age	Position

James D. Thompson	41	Chief Executive Officer, President and Director
Virginia Bunte	38	Vice President — Chief Financial Officer
Kenneth Brugh	53	Vice President — Operations
Caren Cook	43	Vice President — General Counsel
Fred Quandt	34	Vice President — Merchandising
Kiprian Miles	42	Vice President — Chief Information Officer
James Loden, Jr.	37	Vice President — Retail Operations
Jeff Sheets	44	Vice President — Research and Development
James Grover	32	Vice President, Secretary and Director
Noel Wilens	41	Vice President and Director
Charles Shaw	70	Chairman of the Board
Roberto Buaron	57	Director
Thomas G. Hardy	58	Director
James Long	61	Director
Carl Paul	64	Director

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

Board Composition

      Our board of directors is comprised of eight directors. Pursuant to a stockholders agreement, which is described under “Related Party Transactions — Stockholders Agreement,” certain of our stockholders have the right to elect one person to our board of directors for so long as Carl Paul, Frank Paul and their families own more than 50% of the shares of our common stock that they received upon the closing of the merger. Mr. Carl Paul is that director. In addition, pursuant to the stockholders agreement, Atlantic Equity Partners III is entitled to nominate all other directors to fill the remaining board seats so long as it owns at least 25% of our voting stock.

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

Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation
					Securities	All Other
				Other Annual	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation(1)	Options (#)(2)	($)(3)

James D. Thompson(4)	2003	297,000	55,000	3,561	400,000	—
Chief Executive Officer	2002	212,231	50,000	4,589	50,000	519,650
	2001	177,308	25,000	3,141	20,000	—
Kenneth Brugh(5)	2003	200,000	24,750	—	90,000	—
Vice President —	2002	200,000	48,404	—	—	786,900
Operations	2001	200,018	—	—	—	—
Virginia Bunte(6)	2003	159,808	20,000	5,585	90,000	—
Chief Financial Officer	2002	91,358	18,578	3,303	5,000	124,463
	2001	74,808	2,884	2,161	5,000	—
Kiprian Miles(7)	2003	175,000	—	2,423	90,000	—
Vice President — Chief	2002	23,558	50,000	—	—	—
Informational Officer	2001	—	—	—	—	—
James Loden, Jr.(8)	2003	131,869	45,907	—	90,000	—
Vice President —	2002	—	—	—	—	—
Retail	2001	—	—	—	—	—

(1)	Amounts represent matching contributions made by us under our Retirement Savings Plan.

(2)	In connection with the merger, all existing options, including those listed in this column for 2001 and 2002 , vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for equity units entitling the holder thereof to shares of our common stock. Amounts for fiscal 2003 represent grants of options to purchase shares of our common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan.

(3)	Represents cash received as consideration for the cancellation of options in connection with the merger in October 2002.

(4)	Mr. Thompson became our chief executive officer and president upon completion of the merger in October 2002. Mr. Thompson holds 149,750 equity units entitling him to 149,750 shares of our common stock with a value at January 3, 2004 of $449,250.

(5)	Mr. Brugh holds 128,100 equity units entitling him to 128,100 shares of our common stock with a value at January 3, 2004 of $384,300.

(6)	Ms. Bunte became our chief financial officer in January 2003. Prior to that, Ms. Bunte was our vice president of finance. Ms. Bunte holds 12,563 equity units entitling her to 12,563 shares of common stock with a value at January 3, 2004 of $37,869.

(7)	Mr. Miles became our vice president of and chief information officer in October 2002.

(8)	Mr. Loden became our vice president of retail operations in February 2003.

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

	Individual Grants
					Potential Realizable Value
	Number of	Percent of			at Assumed Annual Rates
	Securities	Total Options			of Stock Price Appreciation
	Underlying	Granted to			for Option Term
	Options	Employees in	Exercise or	Expiration
	Granted	Fiscal Year	Base Price	Date	5%	10%

James D. Thompson	400,000	21.7%	$3.00	June 2013	$754,674	$1,912,491
Kenneth Brugh	90,000	4.9%	$3.00	June 2013	169,802	430,310
Virginia Bunte	90,000	4.9%	$3.00	June 2013	169,802	430,310
Kiprian Miles	90,000	4.9%	$3.00	June 2013	169,802	430,310
James Loden, Jr.	90,000	4.9%	$3.00	June 2013	169,802	430,310

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

      Certain key members of our management are employed under employment agreements. You should read the information set forth in above under “— Employment Agreements” for a description of these agreements. Directors who are officers, employees or otherwise an affiliate of us receive no compensation for their services as directors.

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

(2)	Includes (i) 2,234,158 shares of common stock and (ii) 19,360,439 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Carl Paul. Carl Paul disclaims beneficial ownership of the shares listed in clause (ii) of the preceding sentence. Does not include equity units held by Mr. Paul which entitle the holder thereof to 39,375 shares of common stock

(3)	Includes (i) 1,182,508 shares of common stock, and (ii) 20,412,089 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Franklin Paul. Franklin Paul disclaims beneficial ownership of the shares listed in clause (ii) of the preceding sentence. Does not include equity units held by Mr. Paul which entitle the holder thereof to 39,375 shares of common stock.

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

Equity Compensation Plans

      The following table sets forth information as of January 3, 2004 about our common stock that may be issued under our 2002 Incentive Stock Plan (our only stock compensation plan):

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
Plan Category	outstanding options	options	equity compensation plans

Equity compensation plans approved by security holders	1,727,500	$3.00	1,122,500
Equity compensation plans not approved by security holders	—	$—	—

Item 13.	Certain Relationships and Related Transactions

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

Employment Agreements

      We have entered into employment agreements with James D. Thompson, our president and chief executive officer, and with Virginia Bunte, our chief financial officer. We also entered into employment agreements with Carl Paul and Franklin Paul to provide advising services. You should read the information set forth in Item 11, “Executive Compensation — Employment Agreements,” for a description of these agreements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1)	Consolidated Financial Statements (as restated): See Index to Consolidated Financial Statements in Item 8 on page 35 of this report.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits.

See Index to Exhibits on page 81 of this report.

(b)	Reports on Form 8-K.

None.

INDEX TO EXHIBITS

2	.1*	Agreement and Plan of Merger, dated as of September 23, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation.
3	.1*	Amended and Restated Certificate of Incorporation of Golfsmith International Holdings, Inc.
3	.2*	Bylaws of Golfsmith International Holdings, Inc.
4	.1*	Indenture, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee.
4	.2*	Registration Rights Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and Jefferies & Company, Inc., as the initial purchaser.
4	.3*	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and U.S. Bank Trust National Association, as collateral agent.
4	.4+	Supplement No. 1 to Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent.
4	.5*	Trademark Security Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and U.S. Bank Trust National Association, as collateral agent.
4	.6+	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent.
4	.7*	Deed of Trust, dated as of October 15, 2002, by Golfsmith International, L.P. to M. Marvin Katz, as trustee for the benefit of U.S. Bank Trust National Association, as indenture trustee.
4	.8+	Open-End Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.9+	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.10+	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.11+	Leasehold Deed of Trust, dated December 23, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.12+	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.13+	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.14+	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.15+	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.16+	Leasehold Deed of Trust, recorded on December 22, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.17+	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.18+	Leasehold Mortgage, dated December 23, 2003, from Golfsmith NU, L.L.C., in favor of U.S. Bank Trust National Association, as indenture trustee.
4	.19*	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for the lenders.
4	.20*	Trademark Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders.
4	.21+	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and General Electric Capital Corporation, as agent for itself and the lenders.

4	.22*	Pledge Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other pledgors named and defined therein and General Electric Capital Corporation, as secured party.
4	.23*	Intercompany Subordination Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Golfsmith NU, L.L.C. and Golfsmith Licensing L.L.C., and General Electric Capital Corporation, as agent for the lenders.
4	.24*	Intercreditor Agreement, dated as of October 15, 2002, among General Electric Capital Corporation, as senior agent, U.S. Bank Trust National Association, as trustee and collateral agent, and Golfsmith International, Inc. and the other credit parties named therein.
4	.25+	Assumption and Joinder Agreement in connection with the Intercreditor Agreement, dated as of July 24, 2003, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as senior agent.
4	.26*	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith Holdings, L.P., as the issuer, Golfsmith International, Inc., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledgee.
4	.27*	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., as the issuer, Golfsmith Delaware, L.L.C., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledgee.
4	.28*	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith GP, L.L.C. and the other issuers named therein, Golfsmith Holdings, L.P., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledgee.
9	.1*	Stockholders Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Atlantic Equity Partners III, L.P. and the other stockholders party thereto.
10	.1*	Redemption Agreement, dated as of September 23, 2002, among DLJ Investment Partners, L.P., DLJ Investment Fundings, Inc., DLJ ESC II L.P., Golfsmith International, Inc., Golfsmith Holdings, L.P., Golfsmith GP Holdings, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation.
10	.2*	Escrow Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Carl F. Paul and Franklin C. Paul, as stockholder representatives, and JPMorgan Chase Bank, as escrow agent.
10	.3*	Indemnification Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., and Carl F. Paul and Franklin C. Paul, as stockholder representatives.
10	.4*#	Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd.
10	.5*	Credit Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers, Golfsmith International, Inc. and the other credit parties named therein and General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent.
10	.6+	Amendment No. 1 to the credit agreement dated as of January 10, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender
10	.7+	Amendment No. 2 to the credit agreement dated as of September 10, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender
10	.8+	Amendment No. 3 to the credit agreement dated as of February 10, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender

10	.9+	Amendment No. 4 to the credit agreement dated as of March 11, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender
10	.10+	Assumption and Joinder Agreement, dated as of July 24, 2003 in connection with the Credit Agreement, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent.
10	.11*	Guaranty, dated as of October 15, 2002, among Golfsmith International, Inc. and the other guarantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders.
10	.12*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Carl Paul.
10	.13*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Franklin Paul.
10	.14*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Barbara Paul.
10	.15*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Kelly Redding.
10	.16*	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of John Moriarty.
10	.17*#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Carl F. Paul.
10	.18*#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Franklin C. Paul.
10	.19*#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and James D. Thompson.
10	.20*#	Employment Agreement, dated as of January 15, 2003, between Golfsmith International, Inc. and Virginia Bunte.
10	.21*#	Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan.
10	.22*#	Golfsmith International, Inc. Severance Benefit Plan.
10	.23*#	Golfsmith International 2002 Incentive Plan.
14	.1+	Golfsmith International Holdings, Inc. Code of Ethics for Senior Management
21	.1+	Subsidiaries of the Registrant.
31.1		Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson
31.2		Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte
32.1		Certification of James D. Thompson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Virginia Bunte pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to Golfsmith’s Annual Report on Form 10-K (No. 333-101117) for the fiscal year ended January 3, 2004 filed April 2, 2004.

*	Incorporated by reference to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117).

#	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this annual report.

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

Date: December 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. THOMPSON James D. Thompson	Chief Executive Officer, President and Director (Principal Executive Officer)	December 9, 2004

/s/ VIRGINIA BUNTE Virginia Bunte	Vice President — Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2004

/s/ CHARLES SHAW Charles Shaw	Chairman of the Board	December 9, 2004

/s/ JAMES GROVER James Grover	Director	December 9, 2004

/s/ NOEL WILENS Noel Wilens	Director	December 9, 2004

/s/ THOMAS G. HARDY Thomas G. Hardy	Director	December 9, 2004

/s/ JAMES LONG James Long	Director	December 9, 2004

/s/ CARL F. PAUL Carl F. Paul	Director	December 9, 2004

/s/ ROBERTO BUARON Roberto Buaron	Director	December 9, 2004

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