Form 10-K
period 2005-01-01
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2005-04-01
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended January 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

None of the registrant’s common stock is held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 1, 2005

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 1, 2005

		Page
Part I.

Item 1.	Business	3
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Part II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	17
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Consolidated Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Part III.

Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68
Item 13.	Certain Relationships and Related Transactions	70
Item 14.	Principal Accounting Fees and Services	73
Part IV.

Item 15.	Exhibits and Financial Statement Schedules	74
Signatures
Subleasehold Mortgage
Leasehold Deed of Trust, dated November 9, 2004
Leasehold Deed of Trust, dated November 9, 2004
Leasehold Mortgage, dated November 9, 204
Leasehold Mortgage, dated November 11, 2004
Leasehold Mortgage, dated November 12, 2004
Leasehold Mortgage, dated December 23, 2004
Collateral Assignment of Lessee's Interest in Lease
Amendment No. 8 to Credit Agreement
Letter Agreement - Franklin C. Paul
Letter Agreement - Carl F. Paul
Code of Ethics
Code of Business for Senior Executives and Financial Officers
Consent of Ernst & Young LLP
Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson
Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte
Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350
Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350

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

     We are a multi-channel, specialty retailer of golf equipment and related accessories and a designer and marketer of golf equipment. We have a 38-year history as a retailer in the golf industry. We offer equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, we offer our own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolfTM and GiftsForGolfTM. We market our products through 46 superstores as well as through our direct-to-consumer channels, which include our clubmaking and consumer catalogs and our Internet site. We also operate the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

     We offer a complete line of golf equipment and related accessories through multiple distribution channels:

     Superstores. We opened our first golf superstore in 1992 and currently operate 46 superstores. These stores range in size from approximately 8,000 to 33,000 square feet. Our superstores feature a wide selection of golf equipment from major name brand manufacturers.

     Direct-to-Consumer. Our principal publications are the Golfsmith Consumer Catalog and the Golfsmith Clubmaking Catalog. We also sell our products through our website, www.golfsmith.com. Through our direct-to-consumer distribution channels, we provide customers our offering of products, including equipment, apparel, accessories and clubmaking components and tools.

     Harvey Penick Academy. In 1993, we partnered with Austin native and well-known golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 18,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin superstore.

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

The Merger

     On October 15, 2002, BGA Acquisition Corp., our wholly owned subsidiary merged with and into Golfsmith International, Inc. Golfsmith International, Inc., or Golfsmith, is the surviving corporation and is our wholly owned subsidiary as a result of the merger. The aggregate purchase price for the merger was approximately $121.0 million. The components of this purchase price included the payment to the stockholders of Golfsmith prior to the merger of $101.5 million in cash and $12.8 million of our equity securities, and $6.7 million in fees and expenses incurred in connection with the merger. The cash portion of the purchase price for the merger was funded out of:

•	the net proceeds from the offering of Golfsmith’s 8.375% senior secured notes due 2009, of approximately $67.9 million;

•	the cash contribution of $50.0 million described below; and

•	existing cash.

     The merger agreement required Golfsmith to repay and terminate all then existing indebtedness and also required us to put in place a new revolving credit facility as a condition to the closing of the merger. For more information about the purchase price and the other terms of the merger generally, you should read the description of the merger agreement contained in Item 13, “Certain Relationships and Related Transactions.”

     We were formed by Atlantic Equity Partners III, L.P., a limited partnership operated by First Atlantic Capital Ltd. First Atlantic is a private equity investment firm. We were formed solely for the purpose of completing the merger and had no operations, assets or properties prior to the merger. In connection with the merger, Atlantic Equity Partners III contributed $50.0 million in return for approximately 79.7% of our common stock on a fully diluted basis. In the merger, Golfsmith’s stockholders prior to the merger, including members of our current management, received shares of our common stock and restricted common stock units, which entitle the holders thereof to shares of our common stock. These stockholders currently own in the aggregate 17.0% of our common stock on a fully diluted basis, including outstanding stock options. In connection with the merger, we entered into a management consulting agreement with First Atlantic, and all of our stockholders, including members of our management, entered into a stockholders agreement and certain other contractual arrangements with First Atlantic as described in Item 13, “Certain Relationships and Related Transactions.”

Products and Suppliers

     We currently derive over 60% of our net revenues from clubs and components, which include products from original equipment manufacturers as well as our own proprietary brands. Sales of our proprietary branded clubs constituted 10.8% and 9.2% of our total club sales in fiscal 2003 and fiscal 2004, respectively. Our products include golf clubs and club components, club bags, golf gloves, golf shoes, and golfing apparel.

Original Equipment Manufacturers

     We offer a large selection of golf equipment from many of the major equipment vendors in the industry, including, but not limited to, Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®.

     In fiscal 2004, three of our suppliers, Callaway Golf, Taylor Made/Adidas Golf, and Fortune Brands (Titleist/Cobra Golf) each supplied 10% of our consolidated purchases. In fiscal 2003, Callaway Golf supplied 11% of our consolidated purchases. No other single supplier accounted for more than 10% of our consolidated purchases during fiscal 2003 or 2004. Our top ten suppliers for fiscal 2004 were as follows:

Top 10 Suppliers
Callaway Golf	Ping
Eaton Corporation	Roger Cleveland Golf
Footjoy, Inc.	Taylor Made/Adidas Golf
Fortune Brands (Titleist/Cobra Golf)	True Temper
Nike	Twin Lakes Co. Ltd.

Proprietary Brands

     We are the registrant of, or have pending registrations for over 100 trademarks and service marks in more than 30 countries including Golfsmith®, Lynx®, Snake Eyes®, Black Cat®, Killer Bee®, Predator®, Tigress®, Zevo®, GearForGolfTM and GiftsForGolfTM. Our trademarks are generally valid as long as they are properly in use in commerce. The registrations are valid as long as they are properly maintained and the registered marks have not become generic, abandoned or the registrations obtained fraudulently. Our trademarks may cease to be valid, for example, if we:

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

     We focus on developing products that are high-quality and designed to increase the penetration of our private label offerings, fill a niche or gap in the premium brand product offerings and appeal to custom clubmakers and enhance our status in equipment design. Three of our private labels were added in fiscal 1998 when we purchased assets of three golf companies: Lynx Golf Inc., Snake Eyes Golf Clubs Inc. and Black Rock Golf Corp., the manufacturer of the Killer Bee® line. We purchased an additional brand — Zevo® — in 2003. These companies’ equipment lines are now proprietary brands included in all of our retail channels. We source substantially all of our proprietary products from contract manufacturers in Asia, and these contractors manufacture our equipment according to our specifications.

Sales and Distribution

Superstores

     We opened our first golf superstore in 1992 and currently operate 46 superstores. The locations of our superstores are more fully described in Item 2, “Properties.”

     Our superstores range in size from approximately 8,000 to 33,000 square feet and average approximately 18,000 square feet. Our superstores feature both a wide selection of golf equipment from major name brand manufacturers and our own proprietary branded products. Our superstores also cater to golf and sports enthusiasts by providing golf simulators, indoor driving nets, computerized swing analyzers, putting greens, indoor lesson capabilities in select locations and television monitors that display golf and major sporting events. In addition, the majority of our superstores offer components, clubmaking tools, supplies and on-site custom clubfitting and technical support.

     We plan to modify selected larger superstores into a smaller, more productive layout that we believe will lower our operating costs and capital requirements and increase our profitability while providing customers with a superior shopping environment. Based on our experience, we expect to spend between $0.3 million and $0.5 million to retrofit each selected additional superstore.

     We opened six stores during fiscal 2003 and eight stores during fiscal 2004. All fourteen of these new stores opened were built in this mold of the smaller store layout.

     We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. We plan to open eight to twelve superstores during fiscal 2005, one of which opened in March 2005. Based on our experience, we expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. The criteria for the selection of new superstore locations include:

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

     Our superstores accounted for approximately 56.7%, 62.9% and 69.0% of our net revenues for fiscal 2002, 2003 and 2004, respectively. The increase in the percentage of our net revenues derived from superstores correlates with our increased number of superstores from 26 superstores at December 29, 2001 to 46 superstores at January 1, 2005.

Direct-To-Consumer

     Through our direct-to-consumer distribution channels, we provide customers our offering of products, including equipment, apparel, accessories, and clubmaking components and tools. Our direct-to-consumer channels accounted for approximately 40.3%, 34.5% and 28.5% of our net revenues for fiscal 2002, 2003 and 2004, respectively. The decrease in the percentage of our net revenues derived from direct-to-consumer correlates with our increased number of superstores and the related growth in net revenues.

     Catalogs. Our principal publications are the Golfsmith Consumer Catalog and the Golfsmith Clubmaking Catalog. We have developed a proprietary customer database largely through our catalog and online website order processing and to a lesser extent through contests and point-of-sale data collection in our superstores. The names and associated sales information are merged periodically into our customer master file. This merge process provides a source of current information to help assess the effectiveness of the catalog and identifies new customers that can be added to our in-house mailing lists. We use statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenue per mailing.

     Our two catalog titles are designed and produced by our in-house staff of writers, photographers and graphic artists. The monthly production and distribution schedule of our consumer catalog permits frequent changes in the product selection and price.

     Internet. We also sell our products through our e-commerce site, www.golfsmith.com, which features over 20,000 unique products. In addition, we have 24 registered domain names that link to www.golfsmith.com.

     Our Internet business complements our retail and catalog channels by building customer awareness of our brand and acting as an effective advertising vehicle for new product introductions, unique product offerings and our proprietary brands.

International

     We work with a group of international agents and distributors to offer golf club components and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary branded equipment through a commissioned sales force directly to retailers. Throughout most of Europe and parts of Asia and other parts of the world, we sell our products through a network of agents and distributors. Approximately 2.5%, 2.3% and 2.2% of our net revenues in fiscal 2002, 2003 and 2004, respectively, were derived from sales made through our international distributors and our distribution center near London.

Harvey Penick Academy

     In 1993, we partnered with Austin native and well-known golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 18,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin superstore. The academy accounted for approximately 0.5%, 0.3% and 0.3% of our net revenues in fiscal 2002, 2003 and 2004, respectively.

Marketing

     We have a multi-faceted marketing strategy that combines direct marketing, local advertising and supplier marketing.

     On the local level, we run newspaper ads to promote superstores and store events. Additional marketing activity occurs during key shopping periods, such as Father’s Day and Christmas, and in connection with specific sales and promotional events. We participate in cooperative advertising arrangements with our vendors. Along with “vendor buy-ins” to sponsor events, these arrangements have reduced our advertising costs. Also, on the national level, we run printed advertisements in national magazines. We have an agreement with The Golf Digest Companies that establishes us as a national golf retail advertiser in Golf Digest publications. Historically, we have run national ads on the Golf Channel and local television ads in select markets to complement our direct marketing campaign. To contain costs and increase effectiveness, we have expanded the use of e-mail for direct marketing.

     The catalogs that we distribute annually are also an important marketing tool. The Golfsmith Clubmaking Catalog is distributed to many of our clubmaking catalog customers and reinforces our place in the component market. In addition, we believe the magazine expands recognition of the Golfsmith® brand and encourages additional sales through the publicity of new product and promotional offerings.

Infrastructure

     Our order fulfillment infrastructure includes:

•	a 100,000 square foot, direct-to-consumer shipping facility and associated warehouse in Austin, Texas which can handle over one million packages annually;

•	a 140,000 square foot distribution center in Austin, Texas with available capacity to handle all store inventory and order fulfillment requirements; and

•	management information systems that fully integrate all aspects of our business and enable us to quickly obtain key operating data.

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

Seasonality

     Based on our experience, we believe that retailers in the golf industry experience a high degree of seasonality in their businesses during the warm weather golf season and the Christmas holiday gift-giving season. As a consequence, retailers, including us, incur higher expenses related to building inventory in order to meet the higher demand during these seasons. In keeping with this trend, our sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2004, the fiscal months of March through September and December, which together comprise 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income.

Employees

     As of January 1, 2005, we employed 1,297 people. We believe we have strong relationships with our employees. None of our work force is unionized.

Competition

     Our competitors currently include other specialty retailers, mass merchandise retailers, conventional sporting goods retailers, on-course pro shops and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional and specialty golf retailers are expanding more aggressively in marketing brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer than us or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Several of our key vendors have begun to operate retail stores or websites that sell directly to consumers and may compete with us and reduce our sales. In the specialty off-course segment, our primary competitors include retail chains such as Edwin Watts, Golf Galaxy, The Golfers Warehouse (TGW) and Dick’s Sporting Goods. Other competitors include on-course pro shops, direct marketers and sporting goods retailers. We compete on the basis of brand image, technology, quality and performance of our products, method of distribution, price, style and intellectual property protection.

Environmental Matters

     We are subject to various foreign, federal, state and local environmental protection, chemical control and health and safety laws and regulations, and we incur costs to comply with those laws. We own and lease real property, and some environmental laws hold current or previous owners or operators of businesses and real property liable for contamination on or originating from that property, even if they did not know of and were not responsible for the contamination. The presence of hazardous substances on any of our properties or the failure to meet environmental regulatory requirements may have a material adverse affect on our ability to use or to sell the property or to use the property as collateral for borrowing and may cause us to incur substantial remediation or compliance costs. If hazardous substances are released from or located on any of our properties, we could incur substantial liabilities through a private party personal injury or property damage claim or a claim by a governmental entity for other damages. The liability may be imposed on us under environmental laws or common law principles. In addition, some of the products we sell contain regulated substances, such as solvents and lead. Environmental laws may impose liability on any person who disposes of hazardous substances, regardless of whether the disposal site is owned or operated by such person.

     Although we do not currently anticipate that the costs of complying with environmental laws or otherwise satisfying any current liabilities under environmental laws will materially adversely affect us, we cannot assure you that we will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, acquisition of new properties, the occurrence of releases of hazardous substances, the filing of new claims, changes in operations, a change in existing environmental laws, adoption of new environmental laws or new interpretations of existing environmental laws.

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

     In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 495 million in 2003 from 518 million in 2000, perhaps reflecting the general decline in the U.S. economy. We believe that the golf industry did not experience growth in 2004. Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% during 2004 as compared to 2003. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

We may not be able to borrow additional funds, if needed, to expand our business or compete effectively and, as a result, our net revenues and profitability may be materially adversely affected.

     The indenture governing our senior secured notes and our senior credit facility limit almost completely our ability to borrow additional funds. We believe that the terms of the liens securing our senior credit facility and our senior secured notes effectively preclude us from borrowing additional funds, other than under our senior credit facility. As a result, to the extent that we do not have borrowing availability under our senior credit facility we will have to fund our operations, including new store openings and capital expenditures as well as any future acquisitions, with cash flow from operations. If we do not generate sufficient cash flow from our operations to fund these expenditures, we may not be able to compete effectively and our sales and profitability would likely be materially adversely affected.

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

Our sales and profits may be adversely affected if we or our suppliers fail to successfully develop and introduce new products.

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

     Increased competition in our markets due to the entry of new competitors, including companies which currently supply us with products that we sell, could reduce our net revenues. Our competitors currently include other specialty retailers, mass merchandise retailers, conventional sporting goods retailers, on-course pro shops, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional and specialty golf retailers are expanding more aggressively in marketing brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer than we have and/or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our profitability.

New superstores that we may open may divert our limited capital resources away from other areas of our business and may not be profitable which could adversely affect the profitability of our company as a whole.

     Our strategy involves opening additional superstores in new and existing markets. During the fiscal year ended January 1, 2005, we opened eight new stores, incurring $0.7 million in pre-opening expenses and $5.0 million in capital expenditures. We plan to open eight to twelve additional stores during fiscal 2005, one of which has been opened as of April 1, 2005. Based on our experience, we expect to spend $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing our senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

     Our business is seasonal. Our sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2004, the fiscal months of March through September and December, which together comprise 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold. We incur significant additional expenses leading up to and during these periods in anticipation of higher sales in these periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. If our sales during our peak seasons are lower than we expect for any reason, we may not be able to adjust our expenses in a timely fashion. As a result, our profitability may be materially adversely affected.

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

     We lease 45 of our 46 current superstores. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

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

     Our results of operations depend in part on the success of our direct-to-consumer distribution channels, which consist of our catalog and Internet operations. Our direct-to-consumer distribution channels accounted for approximately 40.3%, 34.5% and 28.5% of our net revenues for fiscal 2002, 2003 and 2004, respectively. Within our direct-to-consumer distribution channels, the success of our catalog operations also contributes to the success of our Internet operations, as many of our customers who receive catalogs choose to purchase products through our website. We believe that the success of our catalog and Internet operations depends on our ability to:

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

     Our future success depends, in large part, on the continued service of James Thompson, our president and chief executive officer, who possesses significant expertise and knowledge of our business and markets. We do not maintain key person insurance on any of our officers or managers. We have entered into an employment agreement with Mr. Thompson which expires, subject to automatic one-year extensions, in October 2005. Any loss or interruption of the services of Mr. Thompson prior to or upon expiration of his employment agreement could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find an appropriate replacement should the need arise.

We are controlled by one stockholder, which may give rise to a conflict of interest.

     Atlantic Equity Partners III, L.P. owns approximately 73.6% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

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

     The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage order entry, order fulfillment, point-of-sale, and inventory replenishment processes. We experienced implementation problems with our current management information system in 2000, when slowdowns in or lack of availability to the system resulted in decreased sales, increased overhead costs, excess inventory and product shortages. The failure of our management information systems to perform as we anticipate, as experienced when we implemented our current system in 2000, could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.

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

     We may be subject to risks associated with our products, including product liability. Our existing or future products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace. In May 2002, we learned that some of our private label products sold in the prior two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in fiscal 2002 we recognized $0.3 million in product return and replacement expenses. In fiscal 2003 and 2004, we did not recognize any material product-return and replacement expenses.

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

     During fiscal 2002, 2003 and 2004, we generated approximately 40.3%, 34.5% and 28.5% of our net revenues, respectively, through our direct-to-consumer sales. We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products through our direct-to-consumer channels, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

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

     We completed our acquisition of Don Sherwood Golf Shop in July 2003 and we intend to continue to evaluate opportunities to acquire complementary companies or businesses in the future. The Don Sherwood Golf Shop acquisition and other acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating operations that have different personnel, corporate culture, financial systems, distribution, operations and general store operating procedures;

•	the diversion of capital and our management’s time and attention from existing business operations;

•	risks associated with entering markets in which we lack prior experience; and

•	the need for financial resources above our planned investment levels.

Item 2. Properties

     At January 1, 2005, we operated 46 stores in 13 states. One store in operation at January 1, 2005 was closed in February 2005 due to the expiration of the lease term. We intend to open a new store during fiscal 2005 in order to serve a customer base comparable to that of the closed store. We plan to open eight to twelve additional stores during fiscal 2005, one of which opened in March 2005. We own our 41-acre Austin, Texas campus, which is home to our general offices, distribution center, contact center, clubmaker training facility and Harvey Penick Golf Academy. The Austin campus also includes a golf testing and practice area. With the exception of the Austin superstore at our corporate headquarters, we lease all of our superstores. All leased premises are held under long-term leases with differing provisions and expiration dates. Leases provide for monthly rentals, typically computed on the basis of a fixed amount. Most leases contain provisions permitting us to renew for one or more specified terms. Details of our non-superstore properties and facilities are as follows:

	Size		Year	Owned
Location	(sq. ft.)	Facility Type	Opened	Leased
Austin, Texas	60,000	Office	1992	Owned
Austin, Texas	50,000	Warehouse	1994	Owned
Austin, Texas	140,000	Distribution Center	1999	Owned
Austin, Texas	50,000	Shipping Facility	1994	Owned
Austin, Texas	17 Acres	Driving Range and Training Facility	1992	Owned
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	2001	Leased
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	2001	Leased

     The following table shows the number of our stores by state as of April 1, 2005:

	Number		Number
Location	of Stores	Location	of Stores
Arizona	3	Michigan	3
California	13	Minnesota	1
Colorado	3	New Jersey	2
Connecticut	1	New York	2
Florida	1	Ohio	1
Georgia	3	Texas	9
Illinois	4

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

     As of April 1, 2005, there were four holders of record of our common stock and 24 holders of record of our restricted common stock units, which entitle the holder thereof to shares of our common stock. Neither our common stock nor our restricted common stock units has an established public trading market.

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

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data as of and for fiscal 2000, 2001 and for the period from December 30, 2001 through October 15, 2002 have been derived from the audited consolidated financial statements of Golfsmith International, Inc., and for the period from October 16, 2002 through December 28, 2002 and as of and for fiscal 2003 and 2004 have been derived from the audited consolidated financial statements of Golfsmith International Holdings, Inc., all periods of which have been audited by Ernst & Young LLP. Golfsmith International Holdings, Inc. was formed on September 4, 2002 and became the parent company of Golfsmith International, Inc. on October 15, 2002 as a result of the merger. Golfsmith International Holdings, Inc. is a holding company and had no material assets or operations prior to acquiring all of the capital stock of Golfsmith International, Inc. in the merger. As a result of applying the required purchase accounting rules, the financial statements of Golfsmith International Holdings, Inc. are significantly affected. The application of purchase accounting rules results in different accounting bases and hence different financial information for the periods beginning on October 16, 2002. We refer to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002, as the successor for purposes of the presentation of financial information below. We refer to Golfsmith International, Inc. prior to being acquired by Golfsmith International Holdings, Inc. as the predecessor for purposes of the presentation of financial information below. References to any “fiscal” year of our company refer to the fiscal year of us or our predecessor ended or ending on the Saturday closest to December 31 of such year.

     You should read the information set forth below in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the audited consolidated financial statements and related notes included in Item 8, “Consolidated Financial Statements and Supplementary Data”.

	Predecessor			Successor
			Period from	Period from
			December 30,	October 16,
			2001 through	2002 through
	Fiscal Year	Fiscal Year	October 15,	December 28,	Fiscal Year	Fiscal Year
	2000	2001	2002	2002	2003	2004
	(in thousands)
Results of Operations:
Net revenues	$232,080	$221,439	$180,315	$37,831	$257,745	$296,202
Cost of products sold	153,630	143,118	117,206	25,147	171,083	195,014

Gross profit	78,450	78,321	63,109	12,684	86,662	101,188
Selling, general and administrative	76,352	64,081	48,308	13,581	73,400	90,763
Store pre-opening/closing expenses	1,592	—	122	93	600	743
Amortization of deferred compensation(1)	—	458	6,033	—	—	—

Total operating expenses	77,944	64,539	54,463	13,674	74,000	91,506

Operating income	506	13,782	8,646	(990)	12,662	9,682
Interest expense	(6,905)	(6,825)	(5,206)	(2,210)	(11,157)	(11,241)
Interest income	82	597	331	7	40	64
Other income, net	449	1,031	2,365	14	164	1,162
Minority interest	454	(581)	(844)	—	—	—
Loss on debt extinguishment(1)	—	—	(8,047)	—	—	—

Income (loss) from continuing operations before income taxes	(5,414)	8,004	(2,755)	(3,179)	1,709	(333)
Income tax benefit (expense)	190	(251)	(709)	633	(645)	(4,423)

Income (loss) from continued operations	(5,224)	7,753	(3,464)	(2,546)	1,064	(4,756)
Income (loss) from discontinued operations	(380)	(590)	(230)	(40)	—	—
Income (loss) before extraordinary items	(5,604)	7,163	(3,694)	(2,586)	1,064	(4,756)
Extraordinary items(1)	—	—	2,022	—	—	—

Net income (loss)	$(5,604)	$7,163	$(1,672)	$(2,586)	$1,064	$(4,756)

Other Financial Data:
Depreciation and amortization(2)	$9,118	$6,717	$4,808	$1,349	$5,228	$5,639
Capital expenditures(3)	2,107	1,345	2,086	1,127	5,759	8,567
Balance Sheet Data (at period end):
Cash and cash equivalents	$11,149	$39,550	$3,788	$11,412	$2,928	$14,787
Total assets	106,902	111,500	151,035	160,011	179,327	193,141
Long-term debt	37,145	33,720	75,000	75,380	77,488	79,808
Total stockholders’ equity	24,921	32,519	56,011	53,473	58,976	54,313

(1)	For the period from December 31, 2001 through October 15, 2002, please refer to note 5 and note 14 in our consolidated financial statements in Item 8, “Consolidated Financial Statements and Supplementary Data” for a discussion of the extraordinary items, loss on debt extinguishment and amortization of deferred compensation.

(2)	Excludes the amortization of the debt discount and deferred charges associated with Golfsmith’s 12% senior subordinated notes which were outstanding prior to the merger, the deferred charges associated with Golfsmith’s credit facility in effect prior to the merger, the amortization of the debt discount and deferred charges associated with our 8.375% senior secured notes and deferred charges associated with our senior credit facility in effect subsequent to the merger.

(3)	Capital expenditures consist of total capital expenditures, including capital costs associated with opening new stores.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We became the parent company of Golfsmith International, Inc., or Golfsmith, on October 15, 2002 as a result of a purchase business combination, which we refer to as the merger. We have no assets or liabilities other than our investment in our wholly owned subsidiary Golfsmith and did not have assets or operations prior to our acquisition of Golfsmith. The following discussion and analysis of historical financial condition and results of operations is therefore based on the financial condition and results of operations of Golfsmith with respect to periods prior to the merger. The discussion for periods following the merger is based on our financial condition and results of operations.

     We sell brand name golf equipment from the industry’s leading manufacturers including Callaway®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist® as well as our own proprietary brands, Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolfTM and GiftsForGolfTM. We sell through multiple distribution channels consisting of:

•	46 golf superstores;

•	regular mailings of our clubmakers’ catalogs, which offer golf club components, and our consumer catalogs, which offer golf accessories, clothing and equipment; and

•	golfsmith.com, our online e-commerce website.

     We also operate a clubmaker training program and are the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

Industry Trends

     Sales of our products are affected by increases and declines within the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry. We believe that increases and declines in the golf industry result from changes in the overall economy, the number of golf participants, the number of rounds of golf being played by these participants and the weather. According to a recent industry publication, golf had a base of over 27 million participants in the United States as of the end of calendar year 2003. Golf Datatech has reported that the number of golf rounds played in the United States declined 2.6% and 0.1% during 2003 and 2004, respectively, as compared in each case to the prior year. We believe that since 1998, the overall worldwide premium golf club market has experienced only limited growth in dollar volume from year to year and that from 1999 to 2004 there was no material increase in the number of rounds played. We cannot assure you that declines in the U.S. economy or a reduction in discretionary consumer spending will not impede growth in the worldwide market for golf-related products, including our products.

Superstores

     Our superstores range in size from 8,000 to 33,000 square feet and average approximately 18,000 square feet. Our superstores feature both a wide selection of golf equipment from major brand manufacturers and our own proprietary branded products. Our superstores accounted for approximately 56.7%, 62.9% and 69.0% of our net revenues in fiscal 2002, fiscal 2003 and fiscal 2004, respectively. The revenues that we generate from our superstores are driven primarily by the number of stores in operation and changes in comparable store sales. We had 26, 38 and 46 superstores in operation as of the end of fiscal 2002, fiscal 2003 and fiscal 2004, respectively. Comparable store sales increased 7.4% and 0.7% in fiscal 2003 compared to fiscal 2002 and in fiscal 2004 compared to fiscal 2003, respectively, as discussed below in “— Results of Operations.” We consider sales of a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales of a relocated store to be comparable if the relocated store is expected to serve a comparable customer base. We consider sales of superstores with modified layouts to be comparable. We consider sales of stores that are closed to be comparable in the period leading up to closure if they have met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144.

     We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. In fiscal 2003, we opened six stores and acquired six stores with our acquisition of Don Sherwood Golf Shop in fiscal 2003. We opened eight stores in fiscal 2004 and as of January 1, 2005, we operated 46 stores in 13 states. In fiscal 2003 and fiscal 2004, all fourteen of the new stores we opened were built in the modified, smaller layout. We plan to open eight to twelve superstores during fiscal 2005, one of which opened in March 2005. Based on our experience, we expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. One store in operation at January 1, 2005 was closed in February 2005 due to the expiration of the lease term. We intend to open a new store during fiscal 2005 in order to serve a customer base comparable to that of the closed store. We also plan to continue modifying selected larger superstores into a smaller, more productive layout that we believe will lower our operating costs and capital requirements while providing customers with a superior shopping environment. Based on our experience, we expect to spend between $0.3 million and $0.5 million to retrofit selected superstores to the smaller store layout.

Specialty Services

     Over the past few years we have implemented a number of initiatives to improve our competitive position and financial performance, including closing under-performing stores, updating and remodeling existing stores, narrowing product assortments and upgrading our technology and infrastructure. While some of these initiatives have reduced sales, we believe that these actions have contributed to improved cash flow, earnings and asset management. We continue to implement new initiatives surrounding product offerings such as our “Playability Guarantee” program designed to insure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; the Golfsmith credit card which offers flexible payment options on any purchase; the availability of in-store custom club fitting through an arrangement with Hot Stix Technologies; and the availability of in-store golf lessons through a relationship with GolfTEC Learning Centers. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition, as evidenced by the increase in our net revenues in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002. You should read the discussion of our revenue growth below in “— Results of Operations.”

Products

     The majority of our sales are comprised of golf equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. We also sell proprietary brand equipment, component and apparel products under the Golfsmith®, Lynx®, Snake Eyes®, Black Cat®, Killer Bee®, Predator®, Tigress®, Zevo®, GearForGolfTM and GiftsForGolfTM product lines. These private label equipment lines are included in all of our sales distribution channels and generate higher gross profit margins than products we sell that are produced by other manufacturers. Sales of our proprietary brands constituted approximately 21.9%, 17.5% and 18.0% of our net revenues in fiscal 2002, fiscal 2003 and fiscal 2004, respectively.

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

     Our business is seasonal. Our sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2004, the fiscal months of March through September and December, which together comprised 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income. You should read the information set forth under “Additional Factors That May Affect Future Results” in Item 1, “Business”, for a discussion of the effects and risks of the seasonality of our business.

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

     Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. This occurred in fiscal 2003. References to fiscal 2002 refer to the combined financial results of our predecessor from December 30, 2001 through October 15, 2002 and of us from October 16, 2002 through December 28, 2002. The presentation of combined fiscal 2002 financial results is not in accordance with generally accepted accounting principles and is presented only for comparison purposes. Fiscal 2004 and fiscal 2002 each consisted of 52 weeks. Each quarter of each fiscal year generally consists of 13 weeks.

Impact of Merger

     On October 15, 2002, BGA Acquisition Corp., our wholly owned subsidiary, merged with and into Golfsmith. We accounted for the merger under the purchase method of accounting for business combinations. In accordance with the purchase method of accounting, in connection with the merger, we allocated the excess purchase price over the fair value of our net assets between a write-up of certain of our assets, which reflect an adjustment to the fair values of these assets, and goodwill. The assets that have had their fair values adjusted include inventory, property and equipment, and certain intangible assets.

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

     Immediately prior to the merger, we repaid in full Golfsmith’s 12% senior subordinated notes for $34.4 million and terminated Golfsmith’s then existing revolving credit facility. Deferred debt financing costs of $1.6 million were written-off in connection with the termination of these agreements. Golfsmith sold 8.375% senior secured notes due 2009 with an aggregate principal amount at maturity of $93.75 million for gross proceeds of $75.0 million in a private placement offering to finance part of the cash portion of the merger consideration, and entered into a new senior credit facility to fund our future working capital requirements and for general corporate purposes as described below in “— Liquidity and Capital Resources — Credit Facility.”

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

     In connection with the merger, all stock options held by our employees vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units. As a result, we incurred a non-cash compensation charge of $4.6 million which was equal to the difference between the market value of its common stock and the exercise price of these options at that vesting date. Total non-cash compensation expense for fiscal 2002, fiscal 2003 and fiscal 2004 was $6.0 million, $0 and $0, respectively. As all options were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units concurrent with the merger, there is no future amortization expense associated with these pre-merger options. For further information about our stock-based compensation, see Note 1 and Note 14 to our audited consolidated financial statements included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

     In conjunction with the acquisition of Sherwood, we issued 1,433,333 shares of our common stock to existing stockholders, including our majority stockholder, for consideration of $4.3 million. The proceeds from the issuance of common stock were used to fund a portion of the purchase price of the acquisition of Sherwood. The issuance of these additional shares increased our majority stockholder’s 79.7% controlling interest to an 80.9% controlling interest, including issued restricted common stock units, which entitle the holders to shares of our common stock, and excluding outstanding stock options. As of January 1, 2005, our majority shareholder held a majority interest of 73.6% of our common stock on a fully diluted basis, including outstanding stock options.

     The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including property and equipment, inventory and identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $6.3 million. Goodwill is assigned at the reporting unit level and is not deductible for income tax purposes.

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

Inventory Valuation

     Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Shrink reserves are booked on a monthly basis at 0.4% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations in fiscal 2003 and fiscal 2004 was 0.66% and 0.75% of net revenues, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

Long-lived Assets, Including Goodwill and Identifiable Intangible Assets

     We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. In fiscal 2004, a $0.5 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses. The loss was due to one store relocation and two anticipated retail store relocations, which resulted in certain assets having little or no future economic value. We recorded a loss from discontinued operations of $0.2 million during the period from December 30, 2001 through October 15, 2002 and $0.1 million during the period from October 16, 2002 through December 28, 2002 related to the disposal of assets. For further information about our loss from discontinued operations, see Note 6 to our audited consolidated financial statements in Item 8, “Consolidated Financial Statements and Supplementary Data.”

     Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. Beginning in 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we assess the carrying value of our goodwill and other intangible assets with indefinite lives for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired.

     The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on discounted cash flow analysis and revenue and earnings multiples based on industry comparables. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We perform our annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year.

     We test for possible impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable based on management’s projections of estimated future discounted cash flows and other valuation methodologies. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates.

     Based on our analyses, no impairment of long-lived assets, including goodwill and identifiable intangible assets, was recorded in fiscal 2002, fiscal 2003 or fiscal 2004.

Product Return Reserves

     We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates could adversely affect our operating results. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves on a monthly basis at 1.8% to 10.8% of net revenues depending on the distribution channel in which the sales occur. We routinely compare actual experience to current reserves and make any necessary adjustments.

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

     We closed two stores in fiscal 2000, one store in fiscal 2001 and two stores in fiscal 2002. These stores were selected for closure by evaluating the historical and projected financial performance of all of our stores in accordance with our store strategy. In each case, the stores that have been closed were our only store in that market, had a sub-lessor or assignee available to take over use and payments of the leased property and were substantially larger in size than our current store prototype, which we put into service in fiscal 2002. We did not close any stores in fiscal 2003 or in fiscal 2004.

     One store in operation at January 1, 2005 was closed in February 2005 due to the expiration of a lease term. In fiscal 2005, we intend to open a new store which will serve a customer base comparable to that of the closed store. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.

Operating Leases

     We lease stores under operating leases. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense on our consolidated statements of operations. We record rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year. We record direct costs incurred to effect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Deferred Tax Assets

     A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of January 1, 2005, we recorded a full valuation allowance against accumulated deferred tax assets of $4.3 million due to uncertainties regarding the realization of deferred tax assets primarily based on our cumulative loss position over the past three years. If we begin to generate taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

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

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, (SFAS No. 123 (R)), which replaces SFAS No. 123 and supercedes Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. We will adopt SFAS No. 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123(R) is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations would have been had we adopted SFAS 123, see the discussion under the heading “Stock Based Compensation” in Note 1 to our consolidated financial statements included in Item 8, “Consolidated Financial Statements and Supplementary Data.”

     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our financial condition, results of operations or cash flows.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

     We had net revenues of $296.2 million, operating income of $9.7 million and a net loss of $4.8 million in fiscal 2004 compared to net revenues of $257.7 million, operating income of $12.7 million and net income of $1.1 million in fiscal 2003.

     The $38.5 million increase in net revenues from fiscal 2003 to fiscal 2004 was mostly comprised of a $1.0 million increase, or 0.7%, in comparable store revenues and a $41.5 million increase in non-comparable store revenues, offset by a $4.7 million decrease, or 5.2%, in direct-to-consumer channel revenues. Non-comparable store revenues during fiscal 2004 include revenues from eight additional stores in operation that were opened during fiscal 2004 and ten stores that became comparable during fiscal 2004 but which contributed $27.0 million in non-comparable store revenues during the period in fiscal 2004 before they became comparable. We believe the lack of significant growth in comparable store revenues in fiscal 2004 was influenced by the 0.1% decrease in the number of golf rounds played in the U.S. in calendar year 2004 compared to the corresponding period in 2003, as reported by Golf Datatech. The decrease in direct-to-consumer channel revenues was primarily due to a decrease in catalog circulation and increased competition. In addition, international revenues increased $0.7 million, or 12.8%, from fiscal 2003 to fiscal 2004.

     For fiscal 2004, gross profit was $101.2 million, or 34.2% of net revenues, compared to $86.7 million, or 33.7% of net revenues, for fiscal 2003. Increased net revenues for fiscal 2004 compared to fiscal 2003 led to higher gross profit for fiscal 2004. The increase in gross margin percentage was the result of the realization of economies of scale due to our continued retail store growth, which has allowed us to purchase products in higher volumes with more favorable pricing.

     Selling, general and administrative expenses increased $17.4 million to $90.8 million for fiscal 2004 from $73.4 million for fiscal 2003. Increased selling, general and administrative expenses for fiscal 2004 compared to fiscal 2003 resulted from an increase in expenses of $13.0 million related to 20 additional retail stores in operation and an increase of $4.4 million for corporate and international expenses.

     During fiscal 2004, we incurred $0.7 million in pre-opening expenses related to the opening of eight new retail locations. During fiscal 2003 we incurred approximately $0.6 million in pre-opening expenses relating to the opening of six new retail locations.

     Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $11.2 million for both fiscal 2004 and fiscal 2003. For further discussion, see “—Liquidity and Capital Resources —Senior Secured Notes” and “—Liquidity and Capital Resources —Credit Facility” below.

     Other income, net of other expenses, increased $1.0 million to $1.2 million for fiscal 2004 from $0.2 million for fiscal 2003. This increase resulted primarily from the sale of rights to certain intellectual property in fiscal 2004 for gross proceeds of $2.1 million, resulting in a $1.1 million gain.

     We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. In fiscal year 2004, we recorded income tax expense of $4.4 million on a pre-tax loss of $0.3 million. The primary reason for the income tax expense in fiscal 2004 was the recording of a valuation allowance equal to our net deferred tax assets of $4.3 million due to uncertainties regarding whether these assets will be realized in future periods in accordance with SFAS No. 109, Accounting for Income Taxes. In addition, non-U.S. taxes payable and state taxes represented $0.1 million in income tax expense in fiscal 2004. Income tax expense was $0.6 million, or 37.7%, of pre-tax net income for fiscal 2003.

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

     The $39.6 million increase in net revenues from fiscal 2002 to fiscal 2003 was mostly comprised of a $9.1 million increase, or 7.4%, in comparable store revenues and a $29.4 million increase in non-comparable store revenues from twelve additional retail stores in operation in fiscal 2003, including six stores acquired in the acquisition of Sherwood. Direct-to-consumer channel revenues increased $0.9 million, or 1.0%, from fiscal 2002 to fiscal 2003. International revenues increased $0.2 million, or 4.0%, from fiscal 2002 to fiscal 2003.

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

     Other income, net of other expenses was approximately $0.2 million for fiscal 2003, compared to other income, net of other expenses of $2.4 million for fiscal 2002. In March 2002, the rights to certain intellectual property were sold for gross proceeds of $3.3 million, resulting in a $2.2 million gain which accounts for most of the difference.

     On October 15, 2002, immediately prior to the merger, Golfsmith repaid in full its 12% senior subordinated notes. We recorded a loss of $8.0 million on the extinguishment of this debt, as reported in continuing operations.

     We recognized a loss of $0.3 million in fiscal 2002 from discontinued operations related to the operations and final closing costs associated with closing two retail locations during fiscal 2002 due to poor operating performance and the lack of market penetration being derived from these single-store markets. Store closure costs include writedowns of remaining leasehold improvements and store equipment to estimated fair values and lease termination costs. We recorded a loss on the disposal of these assets in fiscal 2002 of $0.3 million, which is reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets. All related assets and liabilities for this location have been eliminated from each of the consolidated balance sheets included in this Annual Report on Form 10-K. We did not close or determine any stores to be discontinued during fiscal 2003.

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

Liquidity and Capital Resources

Cash Flows

     As of January 1, 2005, we had $14.8 million in cash and cash equivalents, working capital of $20.3 million and outstanding debt obligations of $79.8 million. We had $12.0 million in borrowing availability under our credit facility as of January 1, 2005 after giving effect to required reserves of $500,000.

Operating Activities

     Net cash provided by operating activities was $19.7 million for fiscal 2004, compared to net cash provided by operating activities of $1.1 million for fiscal 2003. The increase in net cash provided by operating activities of $18.6 million was primarily due to cash provided by operations of $10.4 million related to an increase in accounts payable, primarily due to more favorably negotiated vendor terms. In addition, we increased store count and net revenues but did not experience a relative increase in inventory levels due to a company-wide effort to improve the quality of inventory and reduce total inventory at retail locations and our central warehouse. These changes in inventory levels in fiscal 2004 compared to fiscal 2003 provided net cash of $11.2 million. In addition, the increase in net cash provided by operating activities from fiscal 2003 to fiscal 2004 was partially offset by a decrease in net income of $5.9 million, from net income of $1.1 million in fiscal 2003 to a net loss of $4.8 million in fiscal 2004, net of non-cash adjustments (depreciation, amortization, loss on write-off of property and equipment and gain on sale of assets) of $8.2 million and $8.3 million for fiscal 2003 and 2004, respectively. The change in net deferred tax assets resulting from a valuation allowance increased cash provided by operating activities by $4.2 million. Changes in other working capital accounts reduced cash provided by operating activities by $1.3 million.

     Net cash provided by operating activities was $1.1 million for fiscal 2003, compared to $20.2 million in net cash provided by operating activities for fiscal 2002. This decrease in net cash provided by operations during fiscal 2003 as compared to fiscal 2002 is primarily attributable to additional cash of $13.4 million used to fund working capital requirements during fiscal 2003 as compared to fiscal 2002 as we utilized cash to grow and expand operations. Additional cash of approximately $16.5 million was used during fiscal 2003 as compared to fiscal 2002 to fund normal inventory requirements. These requirements were primarily the result of having twelve additional retail stores in operation subsequent to fiscal 2002 combined with an increased effort to be better stocked in all retail stores during fiscal 2003. The cash used to fund inventory requirements was offset by an increase of $3.1 million in cash generated from working capital accounts during fiscal 2003 as compared to fiscal 2002. In addition, in fiscal 2002 we recognized certain non-recurring non-cash expenses, net of gains, totaling $8.6 million that were additive to the fiscal 2002 net loss in determining fiscal 2002 net cash provided by operating activities. These combined decreases in net cash provided by operating activities in fiscal 2003 compared to fiscal 2002 were offset by the fact that we generated net income of $1.1 million in fiscal 2003 compared to a net loss of $4.3 million in fiscal 2002.

Investing Activities

     Net cash used in investing activities was $6.5 million for fiscal 2004, compared to net cash used in investing activities of $15.3 million for fiscal 2003. The $6.5 million in net cash used in investing activities for fiscal 2004 resulted from $8.6 million in capital expenditures, offset by proceeds of $2.1 million from the sale of assets. We sold our trademarks for Lynx® in certain jurisdictions outside of the United States for gross proceeds of $2.1 million. For fiscal 2004, capital expenditures were comprised of $7.4 million for new and existing stores and $1.2 million for corporate projects. Net cash used in investing activities for fiscal 2003 of $15.3 million was the result of capital expenditures of $5.8 million, $0.9 million related to asset purchases, and $8.6 million related to our acquisition of Sherwood. In fiscal 2003, capital expenditures were comprised of $5.2 million for new and existing stores and $0.6 million for corporate projects. Net cash provided by investing activities for fiscal 2002 of $0.1 million was the result of proceeds from the sale of certain intellectual property of $3.3 million, which was partially offset by $3.2 million in capital expenditures. In fiscal 2002, capital expenditures were comprised of $2.7 million for new and existing stores and $0.5 million for corporate projects.

Financing Activities

     Net cash used in financing activities was $1.4 million for fiscal 2004, compared to net cash provided by financing activities of $5.6 million for fiscal 2003. Net cash used in financing activities for fiscal 2004 of $1.4 million was comprised primarily of payments on our senior credit facility of $1.4 million, net of proceeds from borrowings. Net cash provided by financing activities was $5.6 million for fiscal 2003, compared to net cash used in financing activities of $48.5 million for fiscal 2002. Net cash provided by financing activities for fiscal 2003 of $5.6 million was comprised of proceeds from our senior credit facility of $1.4 million, net of payments, $4.3 million in proceeds from the issuance of common stock primarily related to the purchase of Sherwood, offset by $0.1 million relating to payments of debt issuance costs and notes payable. Net cash used in financing activities in fiscal 2002 of $48.5 million was comprised of principal payments on long-term debt of $41.7 million, payments to satisfy debt and minority interest obligations of $10.6 million, distributions to stockholders of $35.9 million as a result of the merger in October 2002 discussed above and dividends paid to stockholders of $3.5 million. We received proceeds of $43.2 million from the issuance of common stock associated with the merger.

Senior Secured Notes

     On October 15, 2002, Golfsmith completed a private placement of $93.75 million aggregate principal amount at maturity of its 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. In July 2003, Golfsmith conducted an exchange offer in which Golfsmith offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. We fully and unconditionally guarantees the notes. As a result of the covenants in the indenture governing the notes, our ability to borrow under the credit facility described below is restricted to a maximum of $12.5 million, our capital expenditures are limited and the payment of dividends or repurchases of stock are limited. In September 2004, the indenture governing the notes was amended to (i) provide that Golfsmith and its subsidiaries are not required to obtain leasehold mortgages on leases which are acquired by Golfsmith through an acquisition or similar transaction or upon any renewal or replacement of a lease, (ii) revise the covenant limiting capital expenditures (as defined in the indenture) and the definition of capital expenditure basket (as defined in the indenture) to provide that Golfsmith’s capital expenditure limitations are calculated on a fiscal year, or annual, basis rather than a “rolling four quarters” basis and (iii) clarify that any new subsidiary of Golfsmith which becomes a restricted subsidiary under the indenture is subject only to the same security provisions of the indenture as those to which existing restricted subsidiaries are subject. In March 2005 the indenture was further amended by revising the definition of capital expenditure basket to increase by $5.0 million the limitation on capital expenditures that may be made by Golfsmith or the guarantors of the notes during any given fiscal year. The proceeds from the sale of the notes were used to pay part of the cash portion of the merger consideration and for fees and expenses of the offering and merger.

     Within 120 days after the end of each fiscal year, Golfsmith is required by the indenture governing the notes to offer to repurchase the maximum principal amount of notes that may be purchased with 50% of its excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the notes to be purchased. The indenture governing the notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. As of the end of fiscal 2003 and fiscal 2004, we determined that we did not have any excess cash flow, as defined in the indenture, and were thus not required to offer to repurchase any of the notes.

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

Credit Facility

     Historically, our principal sources of liquidity consisted of cash from operations and financing sources. In fiscal 1998, Golfsmith issued in a private placement $30.0 million of 12% senior subordinated notes and partnership interests that could have been converted into warrants to purchase shares of our common stock under certain circumstances. We repaid in full the 12% senior subordinated notes in connection with the merger.

     Concurrently with the merger, we entered into a revolving senior credit facility with $9.5 million availability (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. Three of our subsidiaries are borrowers under the senior credit facility and we, our other subsidiaries and Golfsmith fully and unconditionally guarantee the senior credit facility. The credit agreement is secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same-day funding of the revolver, as well as letters of credit up to a maximum of $1 million. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement.

     The senior credit facility has a term of 4.5 years and available amounts under the facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base.

     In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $9.5 million to $12.0 million (after giving effect to required reserves of $500,000). In March 2005, several financial covenants in the senior credit facility were amended in order to (1) increase the limit on capital expenditures in each fiscal year to the greater of (a) one-third of our EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow offer (as described above under “— Liquidity and Capital Resources — Senior Secured Notes”) made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures, (2) to delete covenants regarding minimum interest coverage ratios and minimum earnings levels for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter, and (3) to amend the definition of borrowing base in the senior credit facility to include an availability block of $2.5 million, as used to calculate the borrowing base under the senior credit facility as noted above.

     Due to a higher retail store base than was in existence at the origination of the facility as well as accelerated growth plans, we believe the increased borrowing availability of $12.5 million (subject to required reserves of $500,000) and the modification of the capital expenditure limit better matches our currently projected cash needs. We do not believe that the addition of an availability block to the definition of our borrowing base will materially impact our borrowing availability in fiscal 2005. As of January 1, 2005, we did not have any borrowings outstanding under the credit agreement and were in compliance with the covenants contained in the senior credit facility.

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

Capital Expenditures

     Subject to our ability to generate sufficient cash flow, in fiscal year 2005 we currently plan to spend $11 million to $13 million on corporate projects, to open additional stores and/or to retrofit existing stores. However, to the extent that we use capital for acquisitions, our store openings and retrofittings will be reduced.

Contractual Obligations

     Our future contractual obligations related to long-term debt and noncancellable operating leases at January 1, 2005 are as follows:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt(1)	$93,750	$—	$18,750	$75,000	$—

Operating leases	$133,353	$14,652	$31,147	$27,686	$59,868

Purchase obligations(2)	$8,035	$7,221	$322	$492	$—

Total	$235,138	$21,873	$50,219	$103,178	$59,868

(1)	Long-term debt represents principal payments required to be made on the senior secured notes. In addition, Golfsmith is required to make semi-annual interest payments on the notes equal to 8.375% of the aggregate principal amount at maturity of notes then outstanding.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.

     We expect that our principal uses of cash for the next several years will be interest payments on the notes and our senior credit facility, capital expenditures, primarily for new store openings and existing store retrofittings, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing the notes), working capital requirements and our contractually obligated operating lease payments. Based on our experience, we expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs, and between $0.3 million and $0.5 million to retrofit selected superstores to the smaller store layout. Additionally, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. As of the end of fiscal 2003 and fiscal 2004, we determined that we did not have any excess cash flow, as defined in the indenture, and we were thus not required to offer to repurchase any of the notes. We believe that cash from operations combined with borrowing availability under our senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from our senior credit facility be insufficient. As of January 1, 2005, we had $12.0 million of borrowing availability under the senior credit facility after giving effect to required reserves of $500,000. We believe that the financial support of our principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations is not sufficient, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Additional Factors That May Affect Future Results” in Item 1, “Business,” for a discussion of the risks affecting our operations.

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

Interest Rate Risk

     The interest payable on our senior credit facility is based on variable interest rates and therefore affected by changes in market interest rates. As of January 1, 2005, if the maximum available under the credit facility of $12.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by ten percentage points, our interest expense would have increased by $1.25 million on an annual basis, thereby materially affecting our results from operations and cash flows. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets at January 1, 2005 and January 3, 2004	35
Consolidated Statements of Operations for the fiscal year ended January 1, 2005 (Successor), the fiscal year ended January 3, 2004 (Successor), the period from October 16, 2002 through December 28, 2002 (Successor) and the period from December 30, 2001 through October 15, 2002 (Predecessor)	37
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal year ended January 1, 2005 (Successor), the fiscal year ended January 3, 2004 (Successor), the period from October 16, 2002 through December 28, 2002 (Successor) and the period from December 30, 2001 through October 15, 2002 (Predecessor)	38
Consolidated Statements of Cash Flows for the fiscal year ended January 1, 2005 (Successor), the fiscal year ended January 3, 2004 (Successor), the period from October 16, 2002 through December 28, 2002 (Successor) and the period from December 30, 2001 through October 15, 2002 (Predecessor)	39
Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Golfsmith International Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. (Successor to Golfsmith International Inc.) as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended January 1, 2005 and January 3, 2004, the period from December 30, 2001 through October 15, 2002 (representing Golfsmith International Inc., or the “Predecessor”) and the period from October 16, 2002 through December 28, 2002 (representing Golfsmith International Holdings, Inc., or the “Successor”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. (“Successor”) at January 1, 2005 and January 3, 2004 and the consolidated results of their operations and their cash flows for the years ended January 1, 2005 and January 3, 2004, the period from December 30, 2001 through October 15, 2002 (“Predecessor”), and the period from October 16, 2002 through December 28, 2002 (“Successor”), in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Austin, Texas
March 25, 2005

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 1,	January 3,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,786,748	$2,928,109
Receivables, net of allowances of $161,838 at January 1, 2005 and $176,667 at January 3, 2004	854,555	1,395,110
Inventories, net of reserves of $1,385,650 at January 1, 2005 and $821,618 at January 3, 2004	54,197,532	51,212,544
Deferred tax assets	—	1,437,922
Prepaid and other current assets	6,405,525	3,140,251

Total current assets	76,244,360	60,113,936

Property and equipment:
Land and buildings	21,133,430	21,040,387
Equipment, furniture, fixtures and autos	15,174,320	12,234,869
Leasehold improvements and construction in progress	15,247,612	10,907,168

	51,555,362	44,182,424
Less: accumulated depreciation and amortization	(10,647,641)	(6,100,047)

Net property and equipment	40,907,721	38,082,377

Goodwill	41,634,525	42,035,545
Tradenames	11,158,000	11,158,000
Trademarks	14,483,175	15,459,038
Customer database, net of accumulated amortization of $849,801 at January 1, 2005 and $472,111 at January 3, 2004	2,549,404	2,927,094
Deferred tax assets	—	2,724,174
Debt issuance costs, net of accumulated amortization of $2,062,104 at January 1, 2005 and $1,087,499 at January 3, 2004	5,795,611	6,770,216
Other long-term assets	368,285	56,333

Total assets	$193,141,081	$179,326,713

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 1,	January 3,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,218,275	$23,604,647
Accrued expenses and other current liabilities	18,717,115	16,762,870
Lines of credit	—	1,417,039

Total current liabilities	55,935,390	41,784,556

Long-term debt, less current maturities	79,808,033	77,482,469
Deferred rent liabilities	3,084,367	1,083,511

Total liabilities	138,827,790	120,350,536

Stockholders’ Equity:
Common stock –$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at January 1, 2005 and January 3, 2004	21,594	21,594
Restricted common stock units –$.001 par value; 755,935 shares issued and outstanding at January 1, 2005 and January 3, 2004	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	279,607	186,877
Accumulated deficit	(6,277,273)	(1,521,657)

Total stockholders’ equity	54,313,291	58,976,177

Total liabilities and stockholders’ equity	$193,141,081	$179,326,713

     See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor			Predecessor
			For the	For the
			Period from	Period from
			October 16,	December 30,
	Fiscal Year	Fiscal Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 15,
	2005	2004	2002	2002
Net revenues	$296,202,149	$257,744,780	$37,830,540	$180,315,163
Cost of products sold	195,014,579	171,083,110	25,146,178	117,206,594

Gross profit	101,187,570	86,661,670	12,684,362	63,108,569
Selling, general and administrative	90,763,231	73,400,271	13,580,912	48,308,301
Store pre-opening expenses	742,880	599,603	92,792	121,686
Amortization of deferred compensation	—	—	—	6,033,273

Total operating expenses	91,506,111	73,999,874	13,673,704	54,463,260

Operating income (loss)	9,681,459	12,661,796	(989,342)	8,645,309
Interest expense	(11,240,550)	(11,156,792)	(2,210,304)	(5,205,859)
Interest income	63,939	39,776	7,119	330,587
Other income	1,178,790	210,707	13,725	2,365,551
Other expense	(16,530)	(46,270)	(133)
Minority interest	—	—	—	(844,378)
Loss on debt extinguishment	—	—	—	(8,046,552)

Income (loss) from continuing operations before income taxes	(332,892)	1,709,217	(3,178,935)	(2,755,342)
Income tax (expense) benefit	(4,422,724)	(644,953)	632,934	(708,374)

Income (loss) from continuing operations	(4,755,616)	1,064,264	(2,546,001)	(3,463,716)

Loss from discontinued operations, including loss on disposal of $285,886 for the year ended December 28, 2002 (see Note 6)	—	—	(39,920)	(229,880)

Income (loss) before extraordinary item	(4,755,616)	1,064,264	(2,585,921)	(3,693,596)

Extraordinary gain — negative goodwill arising from purchase of minority interest (see Note 5)	—	—	—	2,021,602

Net income (loss)	$(4,755,616)	$1,064,264	$(2,585,921)	$(1,671,994)

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock				Restricted Stock
			Golfsmith		Units Golfsmith						Retained
	Golfsmith		International		International					Other	Earnings
	International, Inc.		Holdings, Inc.		Holdings, Inc.		Additional	Deferred	Deferred	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Compensation	Income	Deficit)	Equity
Balance at December 29, 2001 (Predecessor)	10,000,000	100,000	—	—	—	—	12,886,480	(137,190)	(1,916,532)	(337,392)	21,923,732	32,519,098
Dividends paid	—	—	—	—	—	—	—	—	—	—	(3,237,500)	(3,237,500)
Stock compensation — variable employee options	—	—	—	—	—	—	4,116,741	—	(4,116,741)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	6,033,273	—	—	6,033,273
Amortization of deferred interest	—	—	—	—	—	—	—	137,190	—	—	—	137,190
Pre merger net income (Restated — see Note 21)	—	—	—	—	—	—	—	—	—	—	(1,671,994)	(1,671,994)
Merger of Golfsmith International, Inc. into Golfsmith International Holdings, Inc	(10,000,000)	(100,000)	—	—	—	—	(17,003,221)	—	—	337,392	(17,014,238)	(33,780,067)
Issuance of Holdings common stock net of issuance costs of $6,740,637	—	—	20,077,931	20,078	—	—	53,473,079	—	—	—	—	53,493,157
Issuance of Holdings restricted stock units	—	—	—	—	839,268	839	2,516,963	—	—	—	—	2,517,802

Balance October 15, 2002 (Predecessor)	—	$—	20,077,931	$20,078	839,268	$839	$55,990,042	$—	$—	$—	$—	$56,010,959

Balance October 16, 2002 (Successor)	—	$—	20,077,931	$20,078	839,268	$839	$55,990,042	$—	$—	$—	$—	$56,010,959

Comprehensive loss:
Translation adjustments, cumulative translation gain of $48,148 at December 28, 2002	—	—	—	—	—	—	—	—	—	48,148	—	48,148
Net loss of Holdings	—	—	—	—	—	—	—	—	—	—	(2,585,921)	(2,585,921)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(2,537,773)

Balance at December 28, 2002 (Successor)	—	—	20,077,931	20,078	839,268	839	55,990,042	—	—	48,148	(2,585,921)	53,473,186
Issuance of common stock	—	—	1,433,333	1,433	—	—	4,298,565	—	—	—	—	4,299,998
Conversion of restricted stock	—	—	83,333	83	(83,333)	(83)	—	—	—	—	—	—

Comprehensive loss:
Translation adjustments, cumulative translation gain of $186,877 at January 3, 2004	—	—	—	—	—	—	—	—	—	138,729	—	138,729
Net income of Holdings	—	—	—	—	—	—	—	—	—	—	1,064,264	1,064,264
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,202,993

Balance at January 3, 2004 (Successor)	—	$—	21,594,597	$21,594	755,935	$756	$60,288,607	$—	$—	$186,877	$(1,521,657)	$58,976,177

Comprehensive loss:
Translation adjustments, cumulative translation gain of $279,607 at January 1, 2005	—	—	—	—	—	—	—	—	—	92,730	—	92,730
Net loss of Holdings	—	—	—	—	—	—	—	—	—	—	(4,755,616)	(4,755,616)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(4,662,886)

Balance at January 1, 2005 (Successor)	—	$—	21,594,597	$21,594	755,935	$756	$60,288,607	$—	$—	$279,607	$(6,277,273)	$54,313,291

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
			For the	For the
			Period from	Period from
			October 16,	December 30,
	Fiscal Year	Fiscal Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 15,
	2005	2004	2002	2002
Operating Activities
Net income (loss)	$(4,755,616)	$1,064,264	$(2,585,921)	$(1,671,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,261,001	4,850,711	1,255,251	4,776,431
Amortization of intangible assets	377,690	377,689	94,422	31,959
Amortization of debt issue costs and debt discount	3,300,169	3,011,179	558,788	1,821,074
Non-cash loss on write-off of property and equipment	476,713	—	—	—
Minority interest	—	—	—	844,378
Stock compensation to non-employee	—	—	—	30,284
Stock compensation — variable employee options	—	—	—	6,033,273
Net loss (gain) on sale of real estate and other assets	(1,064,045)	3,069	—	(2,215,735)
Loss on extinguishment of debt	—	—	—	8,046,552
Extraordinary gain — negative goodwill arising from purchase of minority interest	—	—	—	(2,021,602)
Changes in operating assets and liabilities:
Accounts receivable	525,737	(1,109,008)	462,403	959,130
Inventories	(2,982,474)	(14,196,793)	799,837	1,512,546
Prepaid and other current assets	(3,037,537)	379,638	(475,753)	(457,688)
Deferred income taxes	4,162,096	179,970	(439,814)	—
Other assets	(321,352)	(56,333)	—	—
Accounts payable	13,759,432	3,346,528	4,767,312	(5,884,333)
Accrued expenses and other current liabilities	1,952,201	2,632,298	3,861,433	15,363
Deferred rent	2,000,856	570,187	404,817	(304,597)

Net cash provided by operating activities	19,654,871	1,053,399	8,702,775	11,515,041
Investing Activities
Purchase of property, plant and equipment	(8,567,480)	(5,759,429)	(1,126,683)	(2,086,323)
Proceeds from sale of real estate and other assets	2,105,000	18,046	—	3,313,022
Purchase of assets and other	—	(956,676)	—	—
Purchase of business, net of cash received	—	(8,585,560)	—	—

Net cash provided by (used in) investing activities	(6,462,480)	(15,283,619)	(1,126,683)	1,226,699
Financing Activities
Principal payments on lines of credit	(33,524,025)	(27,178,727)	—	(9,840,843)
Proceeds from lines of credit	32,106,986	28,595,766	—	9,807,280
Principal payments on term note	—	—	—	(41,698,481)
Proceeds from issuance of common stock	—	4,299,998	—	43,243,157
Payments to satisfy debt and minority interest obligations	—	—	—	(10,634,165)
Distributions to shareholders	—	—	—	(35,880,392)
Dividends paid	—	—	—	(3,237,500)
Dividends paid to minority interest owners	—	—	—	(262,500)
Debt issuance costs	—	(82,410)	—	—
Other	(6,607)	(23,264)	—	—

Net cash provided by (used in) financing activities	(1,423,646)	5,611,363	—	(48,503,444)
Effect of exchange rate changes on cash	89,894	134,506	48,148	—

Change in cash and cash equivalents	11,858,639	(8,484,351)	7,624,240	(35,761,704)
Cash and cash equivalents, beginning of period	2,928,109	11,412,460	3,788,220	39,549,924

Cash and cash equivalents, end of period	$14,786,748	$2,928,109	$11,412,460	$3,788,220

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Successor			Predecessor
			For the	For the
			Period from	Period from
			October 16,	December 30,
	Fiscal Year	Fiscal Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 15,
	2005	2004	2002	2002
Supplemental cash flow information:
Interest payments	$7,968,535	$7,130,032	$6,529	$4,078,658
Tax payments	304,180	699,198	15,325	493,392
Amortization of discount on senior secured notes	2,325,564	2,102,424	380,045	—
Amortization of discount on senior subordinated notes	—	—	—	1,369,447
Issuance of common stock units in connection with business combination	—	—	—	2,517,802
Management rollover of Golfsmith International, Inc. equity into Golfsmith International Holdings, Inc. equity	—	—	—	10,250,000
Issuance of senior secured notes in business combination	—	—	—	75,000,000

     See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2005

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

     For purposes of presentation, the accompanying statements of operations and cash flows for the period from December 30, 2001 through October 15, 2002 reflect the operating results and cash flows of Golfsmith prior to its acquisition by Holdings on October 15, 2002. The accompanying statements of operations and cash flows for the years ended January 1, 2005 and January 3, 2004 and for the period from October 16, 2002 through December 28, 2002 reflect the sum of the consolidated operating results and cash flows of Golfsmith and Holdings.

Nature of Operations

     The Company is a multi-channel, specialty retailer of golf equipment and related accessories and is a designer and marketer of golf equipment. Golfsmith offers equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, the Company offers its own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolfTM and GiftsForGolfTM. The Company markets its products through 46 superstores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company’s future results of operations and financial position. The Company uses estimates when accounting for goodwill and other indefinite lived intangible assets, depreciation and amortization, allowance for doubtful accounts, income taxes, allowance for obsolete inventory and allowance for sales returns.

Reclassifications

     Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

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

Concentration of Foreign Suppliers

     A significant portion of sales of the Company’s proprietary products are from products supplied by manufacturers located outside of the United States, primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the U.S.

Property and Equipment

     Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally 3 years for internally developed software, 5 to 10 years for equipment, furniture, and fixtures and 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated life of the leasehold improvement. The Company capitalizes eligible internal-use software development costs in accordance with AICPA Statement of Position 98–1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Development costs are amortized over the expected useful life of the software. Repair and maintenance costs are expensed as incurred.

Long-Lived Assets

     The Company accounts for the impairment or disposal of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. Included in selling, general and administrative expenses for fiscal 2004 is a $477,000 non-cash loss on the write-off of property and equipment. The loss was primarily due to one store relocation and two anticipated retail store relocations, which resulted in certain assets having little or no future economic value. The Company recorded a loss from discontinued operations of $0.2 million during the period from December 30, 2001 through October 15, 2002 and $0.1 million during the period from October 16, 2002 through December 28, 2002 related to the disposal of assets (see Note 6).

Long-lived assets to be disposed of by sale are adjusted to fair value less cost to sell and are reclassified to a current asset in the period in which the established “held for sale” criteria of SFAS No. 144 are met.

     Long-lived assets to be disposed of other than by sale are classified as held-and-used until the disposal occurs. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made and is recorded in continuing operations until the related assets are disposed of.

Store Pre-opening and Closing Expenses

     Costs associated with the opening of a new store, which include costs associated with hiring and training personnel, supplies and certain occupancy and miscellaneous costs related to new locations, are expensed as incurred. When the Company decides to close a store, the Company recognizes an expense related to the future lease obligation net of estimated sublease rental income, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require the Company to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Operating Leases

     The Company leases stores under operating leases. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortize the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year. The Company records direct costs incurred to effect a lease in other long-term assets and amortizes these costs on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Foreign Currency Translation

     In accordance with Financial Accounting Standards No. 52, Foreign Currency Translation, the financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity as the local currency is the functional currency. Gains and losses from foreign currency denominated transactions are included in “Other income” or “Other expense” in the consolidated statement of operations and were not significant for the years presented.

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

Revenue Recognition

     The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.

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

Sales Incentives

     The Company offers sales incentives that entitle its customers to receive a reduction in the price of a product or service. Sales incentives that entitle a customer to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate are recognized as a reduction to revenue at the time the products are sold. Sales incentives that entitle a customer to free product are recognized as a cost of products sold.

Shipping and Handling Costs

     Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in revenues. Shipping and handling costs incurred by the Company are included in cost of products sold.

Vendor Rebates and Promotions

     The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual supplier and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of products sold. Cooperative promotional income for reimbursements of incremental direct costs are recorded as a reduction of selling, general and administrative expenses. Any promotional income received that does not pertain to incremental direct costs is recorded as a reduction to cost of goods sold and is recognized when the related merchandise is sold. The uncollected amounts of vendor rebate and promotional income remaining in prepaid and other current assets in the accompanying consolidated balance sheets as of January 1, 2005, and January 3, 2004 were approximately $1.2 million and $0.7 million, respectively. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $2.0 million for the fiscal year ended January 1, 2005, $1.2 million for the fiscal year ended January 3, 2004, $0.2 million for the period from October 16, 2002 through December 28, 2002 and $0.7 million for the period from December 30, 2001 through October 15, 2002. Vendor rebate income received and recorded as a reduction of cost of products sold was $1.0 million for the year ended January 1, 2005, $0.8 million for the year ended January 3, 2004, $0.1 million for the period from October 16, 2002 through December 28, 2002 and $0.4 million for the period from December 30, 2001 through October 15, 2002.

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

Catalog Costs and Advertising

     Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company capitalized approximately $0.3 million and $0.7 million in catalog costs at January 1, 2005 and January 3, 2004, respectively. Advertising costs are expensed as incurred. Advertising costs totaled approximately $15.9 million for the fiscal year ended January 1, 2005, $14.4 million for the fiscal year ended January 3, 2004, $3.2 million for the period from October 16, 2002 through December 28, 2002 and $10.0 million for the period from December 30, 2001 through

October 15, 2002. These amounts include amortization of catalog costs of approximately $10.5 million for the fiscal year ended January 1, 2005, $8.6 million for the fiscal year ended January 3, 2004, $2.0 million for the period from October 16, 2002 through December 28, 2002 and $6.4 million for the period from December 30, 2001 to October 15, 2002.

Debt Issuance Costs

     Issuance costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the fiscal years ended January 1, 2005 and January 3, 2004, for the period from October 16, 2002 through December 28, 2002 and for the period from December 30, 2001 through October 15, 2002 totaled approximately $1.0 million, $0.9 million, $0.5 million and $0.2 million, respectively. Approximately $1.7 million of debt issuance costs were written off on October 15, 2002 (the merger date) because the debt was paid off. Of this expense approximately $1.5 million is included in the loss on debt extinguishment in the accompanying statement of operations for the period from December 30, 2001 through October 15, 2002.

Goodwill and Intangible Assets

     Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. Beginning in 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, the Company assesses the carrying value of its goodwill and other intangible assets with indefinite lives for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired.

     The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. The Company allocates goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, the Company utilizes a blended approach and calculates fair value based on discounted cash flow analysis and revenue and earnings multiples based on industry comparables. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company performs its annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year.

     The Company tests for possible impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable based on management’s projections of estimated future discounted cash flows and other valuation methodologies. Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates.

     Identifiable intangible assets consist of trademarks, the Golfsmith tradename and customer databases acquired. The customer database intangible asset is considered a definite lived intangible asset in accordance with SFAS No. 142 and is being amortized using the straight-line method over its estimated useful life of 9 years. Both the trademark and tradename intangible assets are considered indefinite lived intangible assets under SFAS No. 142. As such, amortization for these indefinite lived assets is replaced with periodic impairment review.

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

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

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

     The following table illustrates the effect on net income (loss), if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor			Predecessor
			For the	For the
			Period from	Period from
			October 16,	December 30,
	Fiscal Year	Fiscal Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 15,
	2005	2004	2002	2002
Net Income (loss) as reported	$(4,755,616)	$1,064,264	$(2,585,921)	$(1,671,994)
Total stock-based compensation cost, net of related tax effects included in the determination of net income (loss) as reported	—	—	—	6,063,557
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(156,012)	(97,585)	—	(6,078,057)

Pro forma net income (loss)	$(4,911,628)	$966,679	$(2,585,921)	$(1,686,494)

     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). See Recently Issued Accounting Standards below for additional information.

Segments

     The Company applies Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Fiscal Year

     The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks. Fiscal 2004 and the combined predecessor and successor fiscal year ended December 28, 2002 each consisted of 52 weeks.

Recently Issued Accounting Standards

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

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment, (SFAS No. 123 (R)), which replaces SFAS No. 123 and supercedes Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased or cancelled after the effective date. The Company will adopt SFAS No. 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123(R) is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations would have been had the Company adopted SFAS 123, see the discussion above under the heading “Stock Based Compensation”.

     In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

     In conjunction with the acquisition of Golfsmith, the Company issued 20,077,931 shares of common stock and 839,268 restricted stock units to investors for approximately $62.8 million, excluding related issuance costs. Golfsmith, being the surviving wholly owned subsidiary of the Company, issued Senior Secured Notes at a 20% discount off of face value for consideration of $75.0 million (see Note 5). The proceeds from the issuance of common stock and restricted stock units and the new Senior Secured Notes were utilized to fund the acquisition of Golfsmith.

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

     Contingent consideration of $6,250,000 was placed in an escrow account by the selling stockholders to secure certain indemnification obligations of the sellers. In accordance with the merger agreement, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to the Company based on the post-merger review of Golfsmith’s working capital. This amount was paid out of the escrow account on June 20, 2003. The Company has adjusted the purchase price allocation accordingly. On July 24, 2003, $1,107,579 was paid to the Company from the selling stockholders escrow account for the repayment of certain obligations owed by the selling stockholders that were paid by the Company. On April 15, 2004, all remaining escrow funds of $5,117,421 were paid to the selling shareholders in accordance with the merger agreement. Concurrent with the acquisition, Golfsmith changed status from a Subchapter S Corporation to a C Corporation that is subject to federal income taxes.

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

4. Intangible Assets

     The following is a summary of the Company’s intangible assets that are subject to amortization:

	January 1,	January 3,
	2005	2004
Customer database gross carrying amount	$3,399,205	$3,399,205
Accumulated amortization	(849,801)	(472,111)

Customer database net carrying amount	$2,549,404	$2,927,094

     The net carrying amount of customer databases intangible assets relates solely to the merger transaction between Golfsmith and Holdings discussed in Note 2. Total amortization expense was $377,690 for the fiscal year ended January 1, 2005, $377,689 for the fiscal year ended January 3, 2004, $94,422 for the period from October 16, 2002 through December 28, 2002, and $0 for the period from December 30, 2001 through October 15, 2002, and is recorded in selling, general, and administration costs on the consolidated statement of operations.

     Estimated future annual amortization expense is as follows:

2005	$377,689
2006	377,689
2007	377,689
2008	377,689
2009	377,689
Thereafter	660,959

$2,549,404

5. Debt

     Long-term debt at January 1, 2005 and January 3, 2004 consisted of the following:

	January 1,	January 3,
	2005	2004
Senior secured notes due October 15, 2009 (see discussion below)	$93,750,000	$93,750,000

Total long-term debt	93,750,000	93,750,000
Less current maturities	—	—
Long-term portion	93,750,000	93,750,000
Unamortized discount on senior secured notes	(13,941,967)	(16,267,531)

Long-term debt, net of discount	$79,808,033	$77,482,469

     As of January 1, 2005, the annual maturities of long-term debt were as follows:

2005	$—
2006	—
2007	18,750,000
2008	9,375,000
2009	65,625,000
Thereafter	—

$93,750,000

Senior Secured Notes

     On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes (the “notes”) due in 2009 at a discount of 20%, or

$18.75 million. Interest payments are required semi-annually on March 1 and September 1, beginning on March 1, 2003. The notes rank equal in right with any other senior indebtedness, including indebtedness under Golfsmith’s senior credit facility. The notes are fully and unconditionally guaranteed, up to an aggregate principal amount at maturity of $93.75 million, by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of January 1, 2005 and January 3, 2004, the notes were guaranteed, jointly and severally, by all Golfsmith subsidiaries.

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

     Additionally, subsequent to fiscal 2003, Golfsmith is required under the notes to (i) offer to repurchase a portion of the notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of Golfsmith’s excess cash flow, as defined in the agreement; (ii) under certain circumstances, Golfsmith is required to repurchase the notes at specified redemption prices in the event of a change in control. As of the end of fiscal 2003 and fiscal 2004, the Company determined that it did not have any excess cash flow, as defined in the indenture, and thus the Company not required to offer to repurchase any of the notes.

     Additionally, the terms of the notes limit the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the notes also contain certain other covenants, including a restriction on capital expenditures. In September 2004, the indenture governing the notes was amended to (i) provide that Golfsmith and its subsidiaries are not required to obtain leasehold mortgages on leases which are acquired by Golfsmith through an acquisition or similar transaction or upon any renewal or replacement of a lease, (ii) revise the covenant limiting capital expenditures (as defined in the indenture) and the definition of capital expenditure basket (as defined in the indenture) to provide that Golfsmith’s capital expenditure limitations are calculated on a fiscal year, or annual, basis rather than a “rolling four quarters” basis and (iii) clarify that any new subsidiary of Golfsmith which becomes a restricted subsidiary under the indenture is subject only to the same security provisions of the indenture as those to which existing restricted subsidiaries are subject. In March 2005 the indenture was further amended by revising the definition of capital expenditure basket to increase by $5.0 million the limitation on capital expenditures that may be made by Golfsmith or the guarantors of the notes during any given fiscal year. As of January 1, 2005 and January 3, 2004, Golfsmith was in compliance with the covenants imposed by the notes.

     In July 2003, Golfsmith conducted an exchange offer in which it offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. The notes are recorded on the January 1, 2005 and January 3, 2004 balance sheets net of an original issuance discount of $18.75 million that is being amortized to interest expense over the term of the notes using the interest method.

Senior Credit Facility

     On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, the Company entered into a new senior credit facility with a third party for up to $10.0 million (subject to required reserve of $500,000) in available revolver funds. Additionally, the senior credit facility allows for up to $1.0 million in authorized letters of credit. In February 2004, the senior credit facility was amended in order to increase the borrowing availability from $10 million to $12.5 million, in each case subject to required reserves of $500,000. Borrowings under the senior credit facility are secured by substantially all of Golfsmith’s current and future assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. The senior credit facility is fully guaranteed by Holdings.

     The senior credit facility has a term of 4.5 years and available amounts under the facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base.

     The senior credit facility contains restrictive covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations. As of January 1, 2005 and January 3, 2004, the Company was in compliance with all covenants in the credit facility.

     In March 2005, several financial covenants in the senior credit facility were amended in order to (1) increase the limit on capital expenditures in each fiscal year to the greater of (a) one-third of our EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow offer made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures, (2) to delete covenants regarding minimum interest coverage ratios and minimum earnings levels for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter, and (3) to amend the definition of borrowing base in the senior credit facility to include an availability block of $2.5 million, as used to calculate the borrowing base under the senior credit facility as noted above.

     Borrowings under the credit facility may be made, at the Company’s option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. The weighted-average interest rate on borrowings under the senior credit facility during fiscal 2004 was 5.0%. The Company is required to pay commitment fees of 0.50% of the undrawn availability as calculated under the agreement. These fees were not significant for all years presented for which the senior credit facility as effective. At January 1, 2005, the Company had no borrowings outstanding under the senior credit facility. At January 3, 2004, the Company had $1.4 million outstanding under the senior credit facility.

Senior Subordinated Notes

     On August 17, 1998, Golfsmith issued in a private placement $30.0 million senior subordinated pay-in-kind notes (the “Subordinated Notes”) and partnership interests that may be converted into warrants to purchase 810,811 shares of Golfsmith’s common stock for $.01 per share, under certain circumstances. In 1998, the partnership interests for 7.5% of Golfsmith Holdings, L.P. (a wholly-owned subsidiary of Golfsmith) were valued at $12.0 million. Since the interests are related to a Golfsmith subsidiary that is consolidated, the value of the interests were recorded as minority interest on the consolidated balance sheet. The value of the minority interest was offset as a discount to the Subordinated Notes. Immediately prior to the merger, Golfsmith repurchased the minority interest which had a carrying value of $13.1 million for cash consideration of $9.0 million resulting in a $2.1 million write-down of long term assets associated with the minority interest and negative goodwill of $2.1 million. In accordance with FAS 141, the negative goodwill is recorded in the period from December 30, 2001 through October 15, 2002, as an extraordinary item in the consolidated statement of operations. The extraordinary item is recorded without a tax effect due to the Company’s election to be treated as a Subchapter S corporation during the predecessor period.

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

6. Store Closure and Asset Impairments

     A summary of the Company’s store closures and asset impairments is as follows:

		Revenues	Loss	Cash Flows
		Generated by	Generated	Generated by
	Number of	the Closed	by Closed	the Closed	Total Store
	Stores	Stores in the	Stores in the	Stores in the	Closure
Period	Closed	Year of Closure	Year of Closure	Year of Closure	Costs
Fiscal 2004	0	$—	$—	$—	$—

Fiscal 2003	0	$—	$—	$—	$—

October 16, 2002 through December 28, 2002 (Successor)	0	—	(39,920)	(39,920)	39,920

December 30, 2001 through October 15, 2002 (Predecessor)	2	1,987,226	(229,880)	(208,396)	229,880

     The Company has closed five retail locations since its inception due to poor operating performance and the lack of market penetration being derived from these single-market stores. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values and lease termination costs. There were no store closures in fiscal 2003 or fiscal 2004. The revenues, expenses and store closure costs related to the two stores closed in the period from October 16, 2002 through December 28, 2002 are reported in discontinued operations under the accounting guidance of SFAS No. 144, Impairment of Long-Lived Assets, in the period from December 30, 2001 through October 15, 2002 and in the period from October 16, 2002 through December 28, 2002. The loss from discontinued operations resulting from store closures and asset impairment is recorded without a tax effect due to the Company’s election to be treated as a Subchapter S corporation during the period of store closures. All related assets and liabilities for these closed locations have been eliminated from the consolidated balance sheet as the net assets were disposed of prior to December 28, 2002.

7. Commitments

Lease Commitments

     The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance. Rent expense was $12.8 million for the fiscal year ended January 1, 2005, $9.5 million for the fiscal year ended January 3, 2004, $1.5 million for the period from October 16, 2002 through December 28, 2002, and $5.9 million for the period from December 30, 2001 through October 15, 2002.

     At January 1, 2005, future minimum payments due and sublease income to be received, under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating
	Lease	Sublease
	Obligations	Income
2005	$14,651,717	$808,193
2006	15,780,216	822,218
2007	15,366,941	826,893
2008	14,327,380	651,893
2009	13,358,207	476,650
Thereafter	59,868,099	1,119,662

Total minimum lease payments	$133,352,560

Total minimum sublease rentals		$4,705,509

     Deferred rent consists of either or both of (1) a step-rent accrual related to the Company’s store leases and (2) a lease incentive obligation related to tenant incentives received by the Company pursuant to an operating lease agreement. In accordance with FASB Statement No. 13, Accounting for Leases, rental expense for the Company’s store leases is recognized on a straight-line basis even though a majority of the store leases contain escalation clauses.

     Golfsmith has entered into certain sublease agreements with third parties to sublease retail space previously occupied by Golfsmith. The sublease terms ending dates range from 2008 to 2013. Sublease income recorded as a reduction of rent expense was $0.4 million in fiscal 2004, $0.3 million in fiscal 2003, $0.1 million for the period from October 16, 2002 through December 28, 2002, and $0.2 million for the period from December 30, 2001 through October 15, 2002. Future minimum sublease payments to be received by Golfsmith over the terms of the leases are noted in the table above.

Employment Agreements

     The Company has entered into employment agreements with James D. Thompson, the Company’s president and chief executive officer, and with Virginia Bunte, the Company’s treasurer and chief financial officer. The Company has also entered into employment agreements with Carl Paul, one of our directors and a stockholder, and Franklin Paul, one of our stockholders, to provide advisory services.

8. Guarantees

     Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At January 1, 2005, there were no amounts outstanding under the senior credit facility and $79.8 million outstanding on the senior secured notes.

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

9. Accrued Expenses and Other Current Liabilities

     The Company’s accrued expenses and other current liabilities are comprised of the following at January 1, 2005 and January 3, 2004, respectively:

	January 1,	January 3,
	2005	2004
Salaries and benefits	$1,791,931	$1,998,142
Interest	2,647,670	2,675,824
Allowance for returns reserve	1,326,394	1,357,173
Gift certificates	7,521,148	5,990,485
Taxes	3,169,661	3,102,040
Other	2,260,311	1,639,206

Total	$18,717,115	$16,762,870

10. Other Income and Expense

     Other income was $1.2 million in fiscal 2004, $211,000 in fiscal 2003, $14,000 for the period from October 16, 2002 through December 28, 2002, and $2.4 million for the period from December 30, 2001 through October 15, 2002. During the period from December 30, 2001 through October 15, 2002, Golfsmith recorded a gain of $2.2 million on the sale of trademark rights to a third party. The trademark rights were sold for $3.3 million and had a book value of $1.1 million. During fiscal 2004, Golfsmith sold its trademarks for Lynx® in Europe, Malaysia, Thailand and Singapore to a third party. Golfsmith received proceeds of $2.1 million, net of direct costs associated with the sale. The gain on the sale was approximately $1.1 million and is recorded in other income in the statement of operations.

     Other expense was not significant during any of the years presented.

11. Retirement and Profit Sharing Plans

     During 1998, the Board of Directors approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. The Company contributed approximately $349,000 during the fiscal year ended January 1, 2005, $259,000 during the fiscal year ended January 3, 2004, $35,000 for the period from October 16, 2002 through December 28, 2002, and $243,000 for the period from December 30, 2001 through October 15, 2002.

     In 2004, the Company established the 2004 Management Incentive Plan under which the Company agreed to pay specified bonuses to eligible management employees based upon their individual and company-wide performance. The bonuses are payable within 90 days of the end of the applicable measurement period.

12. Common Stock

Golfsmith International Holdings, Inc.

     Holdings has authorized 40.0 million shares of common stock, par value $.001 per share, of which 21,594,597 shares were issued and outstanding at January 1, 2005 and January 3, 2004.

Golfsmith International, Inc.

     Prior to the merger on October 15, 2002, Golfsmith had authorized 20.0 million shares of common stock, par value $.01 per share. Subsequent to the merger on October 15, 2002, the surviving operating entity Golfsmith is authorized to issue 100 shares of its $.01 par value common stock. All 100 shares were issued and outstanding as of January 1, 2005 and January 3, 2004. Holdings, the parent of Golfsmith, holds all of Golfsmith’s outstanding common stock.

Dividends

     Golfsmith declared and paid cash dividends of $3.5 million in the period from December 30, 2001 through October 15, 2002 to all common shareholders on the date of record. Holdings has not declared or paid any dividends.

Capital Shares Reserved For Issuance

     At January 1, 2005, the Company has reserved the following shares of common stock for issuance:

Stock options	2,850,000
Restricted stock units	755,935
Additional authorized common shares	14,799,468

Total unissued authorized common shares	18,405,403

13. Restricted Stock Units

     In October 2002, concurrent with the merger transaction between Holdings and Golfsmith, Holdings awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units are granted with certain restrictions as defined in the agreement. There were 755,935 outstanding shares of restricted stock units at January 1, 2005 and January 3, 2004 with a value of $2.3 million at each such date.

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

14. Stock Option Plan

Golfsmith International, Inc. 1997 Incentive Plan

     For all periods prior to the merger date of October 15, 2002, Golfsmith had a stock incentive plan (the “1997 Incentive Plan”) covering 2.8 million shares of Golfsmith common stock. Options to acquire 0.22 million shares of stock were granted during the period from December 30, 2001 through October 15, 2002. The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. All outstanding options vested on the merger date, and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2. The plan was then terminated.

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

Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan

     In October 2002, Holdings adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings common stock, stock appreciation rights and restricted stock grants (collectively referred to as “options”). The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. There were 2,850,000 shares authorized under the 2002 Plan at January 1, 2005, of which 624,000 are available for future grant.

     A summary of the Company’s stock option activity and related information for the 2002 Plan through January 1, 2005 follows:

		Range of Exercise	Weighted Average
	Options	Prices	Exercise Price
Outstanding at October 16, 2002 (Successor)	—	$—	$—
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—

Outstanding at December 28, 2002	—	$—	$—
Granted	1,840,500	$3.00	$3.00
Exercised	—	$—	$—
Forfeited	(113,000)	$3.00	$3.00

Outstanding at January 3, 2004	1,727,500	$3.00	$3.00

Granted	741,500	$3.85	$3.85
Exercised	—	$—	$—
Forfeited	(243,000)	$3.00 – 3.85	$3.05

Outstanding at January 1, 2005	2,226,000	$3.00 – 3.85	$3.28

     Options become exercisable as they vest. At January 1, 2005, no options were vested or exercisable. At January 1, 2005, the weighted-average remaining contractual life of outstanding options was 8.9 years.

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

	Successor		Predecessor
			Period from
			December 30,
	Fiscal Year	Fiscal Year	2001
	Ended	Ended	through
	January 1,	January 3,	October 15,
	2005	2004	2002
Risk-free interest rate	4.0%	4.0%	2.0%
Weighted-average expected life of the options (years)	7.00	7.00	5.77
Dividend rate	0.0%	0.0%	0.0%
Weighted-average fair value of options granted
Exercise price equal to fair value of stock on date of grant	$0.94	$0.73	$0.71

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

Deferred Stock Compensation

     Golfsmith recorded deferred interest expense of $194,622 for options issued to a non-employee creditor during fiscal year 2000. The deferred charge was being amortized to interest expense over the remaining five-year term of the related senior subordinated note. For the period from December 30, 2001 through October 15, 2002, $30,284 was charged to interest expense relating to this option grant. On October 15, 2002, immediately prior to the merger transaction discussed in Note 2, the remaining unamortized deferred charge of $106,906 was recorded as a loss on the extinguishment of the senior subordinated note discussed in Note 5.

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

     Under FASB Interpretation No. 44, these repriced options require variable accounting treatment until exercised or expired. Golfsmith recorded deferred compensation of $4,116,741 related to the repriced options during the period from December 30, 2001 through October 15, 2002. The deferred charge was being amortized over the average remaining life of the repriced options. For the period from December 30, 2001 through October 15, 2002, Golfsmith amortized $6,033,273 (including all remaining amounts as of the merger date) to compensation expense related to these repriced options. There was no remaining deferred compensation relating to these repriced options subsequent to October 15, 2002 as all remaining historical Golfsmith options vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction discussed in Note 2.

15. Income Taxes

     During the period ending October 15, 2002, Golfsmith and its subsidiaries had elected to be treated as a S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes were the responsibility of the individual stockholders. Accordingly, no provision for U.S. federal income taxes was included in the financial statements. However, certain foreign and state taxes were incurred and were recorded as income tax expense for these periods. Concurrent with the merger transaction with Holdings (see Note 2) on October 15, 2002, Golfsmith’s Subchapter S status was terminated and the Company became subject to corporate income taxes.

     Significant components of the income tax provision (benefit) attributable to continuing operations are as follows:

	Successor			Predecessor
			For the	For the
			Period from	Period from
			October 16,	December 30,
	Fiscal Year	Fiscal Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 15,
	2005	2004	2002	2002
Current:
Federal	$—	$—	$—	$—
State	120,650	60,000	—	392,019
Foreign	139,978	404,983	—	316,355

Total Current	260,628	464,983	—	708,374

Deferred:
Federal	3,824,628	165,378	(581,615)	—
State	337,468	14,592	(51,319)	—
Foreign	—	—	—	—

Total deferred	4,162,096	179,970	(632,934)	—

Income tax provision (benefit)	$4,422,724	$644,953	$(632,934)	$708,374

     The Company’s provision (benefit) for income taxes differs from the amount computed by applying the statutory rate to income from continuing operations before taxes as follows:

	Successor			Predecessor
			For the	For the
			Period from	Period from
	Fiscal	Fiscal	October 16,	December 30,
	Year	Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 15,
	2005	2004	2002	2002
Income Tax at U.S. statutory rate	(34.0)%	34.0%	(34.0)%	(34.0)%
State taxes, net of federal income tax	23.9%	3.3%	(3.0)%	14.2%
Foreign income taxes	42.0%	0.0%	0.0%	11.5%
Permanent differences and other	2.4%	0.4%	0.1%	0.1%
Unbenefitted amounts	0.0%	0.0%	17.0%	0.0%
Change in valuation allowance	1,294.2%	0.0%	0.0%	0.0%
S Corporation income not subject to tax	0.0%	0.0%	0.0%	34.0%

Income tax provision (benefit)	1,328.5%	37.7%	(19.9)%	25.8%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of January 1, 2005 and January 3, 2004 are as follows:

	Successor
	At January 1,	At January 3,
	2005	2004
Deferred tax assets:
Accrued expenses and other	$515,906	$76,306
Inventory basis	1,078,311	931,272

	Successor
	At January 1,	At January 3,
	2005	2004
Depreciable/amortizable assets	—	1,115,712
Federal tax carryforwards	2,808,398	1,608,462
Reserves and allowances	603,733	430,344

Total deferred tax assets	5,006,348	4,162,096
Valuation allowance for deferred tax assets	4,308,362	—

Net deferred tax assets	697,986	4,162,096

Deferred tax liabilities:
Depreciable/amortizable assets	697,986	—

Total deferred tax liabilities	697,986	—

Net deferred tax assets	$—	$4,162,096

     The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets primarily based on the Company’s cumulative loss position over the past three years.

     As of January 1, 2005, the Company had federal net operating loss carryforwards of approximately $6.1 million. The net operating loss carryforwards will begin expiring in 2022 if not utilized. In addition, the Company has foreign tax credits of approximately $0.5 million that will begin expiring in 2008 if not utilized.

16. Foreign and Domestic Operations

     The Company has operated in foreign and domestic regions. Information about these operations is presented below:

	Successor			Predecessor
			For the	For the
			Period from	Period from
			October 16,	December 30,
	Fiscal Year	Fiscal Year	2002	2001
	Ended	Ended	through	through
	January 1,	January 3,	December 28,	October 16,
	2005	2004	2002	2002
Net revenues:
North America	$289,619,500	$251,910,857	$37,147,135	$175,392,971
International	6,582,649	5,833,923	683,405	4,922,192
Operating profit (loss):
North America	9,431,519	11,231,351	(1,326,480)	8,077,197
International	249,940	1,430,445	337,138	568,112
Income (loss) from continuing operations before income taxes:
North America	(639,654)	288,070	(3,490,820)	(3,713,625)
International	306,762	1,421,147	311,885	958,283
Identifiable assets:
North America	190,670,456	177,023,613	158,455,118	148,930,430
International	2,470,625	2,303,100	1,555,754	2,104,283

17. Valuation and Qualifying Accounts

		Amounts
		Charged to
	Balance at	Net Income	Write-offs	Balance at
	Beginning of	(Loss), Net	Against	End of
	Period	of Recoveries	Reserves	Period
Inventory reserve:
Fiscal year ended January 1, 2005	$821,618	$2,759,188	$(2,195,156)	$1,385,650
Fiscal year ended January 3, 2004	818,816	1,688,193	(1,685,391)	821,618
Period from October 16, 2002 through December 28, 2002 (Successor)	1,219,373	(58,852)	(341,705)	818,816
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,555,107	1,253,856	(1,589,590)	1,219,373
Allowance for sales returns:
Fiscal year ended January 1, 2005	1,357,173	10,358,365	(10,389,144)	1,326,394

		Amounts
		Charged to
	Balance at	Net Income	Write-offs	Balance at
	Beginning of	(Loss), Net	Against	End of
	Period	of Recoveries	Reserves	Period
Fiscal year ended January 3, 2004	1,098,029	8,111,425	(7,852,281)	1,357,173
Period from October 16, 2002 through December 28, 2002 (Successor)	1,116,480	640,592	(659,043)	1,098,029
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,220,584	4,240,901	(4,345,005)	1,116,480
Allowance for doubtful accounts:
Fiscal year ended January 1, 2005	176,667	85,487	(100,316)	161,838
Fiscal year ended January 3, 2004	242,643	157,717	(223,693)	176,667
Period from October 16, 2002 through December 28, 2002 (Successor)	403,088	(94,905)	(65,540)	242,643
Period from December 30, 2001 through October 15, 2002 (Predecessor)	1,107,321	27,057	(731,290)	403,088

18. Consolidated Quarterly Financial Information (Unaudited)

	Successor
	First	Second	Third	Fourth	Full
Fiscal 2004(1)	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$65,782,039	$96,943,734	$73,895,536	$59,580,840	$296,202,149
Gross profit	22,975,182	33,374,179	24,516,783	20,321,426	101,187,570
Income (loss) from continuing operations	(202,961)	2,265,194	535,655	(7,353,504)	(4,755,616)
Net income (loss)	(202,961)	2,265,194	535,655	(7,353,504)	(4,755,616)

	Successor
	First	Second	Third	Fourth	Full
Fiscal 2003(1)	Quarter	Quarter	Quarter	Quarter	Year
Net revenues	$45,830,119	$79,256,107	$71,140,692	$61,517,862	$257,744,780
Gross profit	14,857,776	25,803,489	23,360,471	22,639,934	86,661,670
Income (loss) from continuing operations	(1,217,403)	2,221,214	1,011,809	(951,356)	1,064,264
Net income (loss)	(1,217,403)	2,221,214	1,011,809	(951,356)	1,064,264

(1)	Fiscal 2004 consists of a 52-week period. Fiscal 2003 consists of a 53-week period. Week 53 occurred in the fourth quarter of fiscal 2003.

19. Related Party Transactions

     In October 2002, the Company entered into an agreement with its majority stockholder whereby the Company pays a management fee expense of $600,000 per year, plus out of pocket expenses, to this majority stockholder of the Company. During the fiscal years ended January 1, 2005 and January 3, 2004 and during the period from October 16, 2002 through December 28, 2002, the Company paid approximately $631,000, $812,000 and $150,000, respectively, to this majority stockholder under this agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of January 1, 2005 and January 3, 2004, the Company did not have any material amounts payable to this majority stockholder.

     On May 28, 2003, the Company issued 83,333 shares of its common stock to one of the Company’s directors, for an aggregate purchase price of $249,999, or $3.00 per share.

     On July 24, 2003, in conjunction with the Company’s acquisition of Sherwood, the Company’s majority stockholder, purchased 1,427,623 shares of the Company’s common stock for an aggregate purchase price of $4.3 million. Also on July 24, 2003, in conjunction with the Company’s acquisition of Sherwood, a director of the Company purchased 5,710 shares of the Company’s common stock for an aggregate purchase price of approximately $17,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control over Financial Reporting. During the three months ended January 1, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information regarding our executive officers and directors as of April 1, 2005.

Name	Age	Position
James D. Thompson	42	Chief Executive Officer, President and Director
Virginia Bunte	39	Vice President — Chief Financial Officer and Treasurer
Kenneth Brugh	54	Vice President — Retail and Real Estate
Fred Quandt	35	Vice President — Merchandising
Kiprian Miles	43	Vice President — Chief Information Officer
Jeff Sheets	45	Vice President — Research and Development
Matthew Corey	38	Vice President — Marketing
Jerry Dent, Jr.	39	Vice President — Supply Chain
Romi Bodin	40	Vice President — Store Development
Daniel Stevens	54	Vice President — Store Operations and Guest
		Experience
James Grover	33	Vice President, Secretary and Director
Noel Wilens	42	Vice President and Director
Charles Shaw	71	Chairman of the Board
Roberto Buaron	58	Director
Thomas G. Hardy	59	Director
James Long	62	Director
Carl Paul	65	Director

     James D. Thompson became our chief executive officer, president and a director upon completion of the merger. Prior to that, Mr. Thompson was our senior vice president from September 2000 until the merger. From August 1999 to September 2000, Mr. Thompson was vice president of merchandising, and from January 1999 to August 1999 he was director of brand management. From 1998 to 1999, Mr. Thompson was responsible for home computing products for Circuit City. From 1995 to 1998, Mr. Thompson served as senior director, business solutions and in other management positions for CompUSA. From July 1993 until joining CompUSA in 1995, Mr. Thompson was vice president of merchandising for Mr. Bulky Gifts and Treats, a shopping mall-based candy store. From January 1986 to July 1993, he served as national merchant and in other management positions for Highland Superstores.

     Virginia Bunte joined us in 1995 and has been our treasurer and chief financial officer since January 2003. From 1995 to 2003, Ms. Bunte served in positions for Golfsmith including assistant controller, controller and vice president of finance.

     Kenneth Brugh joined us in 1981 and has been our vice president of retail and real estate since November 2004. Prior to that, Mr. Brugh was vice president of operations from October 2002 until November 2004. From 1981 to 2002, Mr. Brugh served in several positions with us including vice president, general manager and sales associate.

     Fred Quandt joined us in 1995 and has been our vice president of merchandising since October 2002. From 1995 until the merger, Mr. Quandt served as director of merchandising and divisional merchandise manager and in various other merchandising positions for us.

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

     Jeff Sheets has been our vice president of research and development since April 2002. From June 1999 until April 2002, he was responsible for product development at Wilson Sporting Goods. Mr. Sheets served as director of research and development for Spalding/Ben Hogan from July 1995 until February 1999 and for Founders Club from May 1991 until July 1995. Mr. Sheets initially began his golf career in October 1988 working on the PGA Tour as a fitting specialist equipment fittings and equipment technician for Brunswick Golf (now Royal Precision) and Founders Club until he moved into research and development.

     Matthew Corey joined us in November 2004 as our vice president of marketing. Prior to joining us, Mr. Corey served as vice president of marketing and e-commerce for The Bombay Company from April 2002 until November 2004, senior manager of marketing and operations, business development strategy and partnerships for The Home Depot, Inc. from October 1999 until February 2002 and served as analyst and manager of marketing and advertising for BellSouth Corporation from May 1997 until October 1999.

     Jerry Dent, Jr. joined us in June 2004 as our vice president of supply chain. Prior to joining us, Mr. Dent served as a supply chain strategist for The Home Depot, Inc. from November 2002 until June 2004, vice president of dedicated operations for USCO Logistics from November 2000 until November 2002, vice president of operations for Penske Logistics from February 1997 until March 2000 and a facility production manager for General Electric Motors from January 1995 until February 1997.

     Romi Bodin joined us in 1996 and has been our vice president of store development since February 2004. From 1996 to 2004, Ms. Bodin served as a regional manager and general manager in our store operations.

     Daniel Stevens joined us in April 2002 and has been our vice president of store operations and guest experience since November 2004. From April 2002 to November 2004, Mr. Stevens served as a regional manager in our store operations. Prior to joining us, Mr. Stevens served as district manager for Babies “R” Us from June 1997 to April 2002 and district manager for Office Depot from May 1990 to June 1997.

     James Grover became a vice president and a director upon the completion of the merger. Mr. Grover has been a principal at First Atlantic since May 2004, and prior to that served as a vice president with First Atlantic from August 2000 until May 2004 and as an associate with First Atlantic from July 1998 until August 2000. Prior to joining First Atlantic in 1998, Mr. Grover was an associate and business analyst at New York Consulting Partners, Inc.

     Noel Wilens became a vice president and a director upon the completion of the merger. Mr. Wilens has been a managing director at First Atlantic since May 2004. From May 2001 until May 2004, he was a principal at First Atlantic. From October 1995 until May 2001, Mr. Wilens was a general partner of Bradford Equities Fund, L.L.C., a New York-based private equity firm focused on the acquisition of small and medium size U.S. industrial manufacturers and distributors. Mr. Wilens was a principal of The Invus Group, Ltd., a private equity firm specializing in food industry acquisitions on behalf of European investors, from June 1987 until October 1995.

     Charles Shaw became a director upon the completion of the merger. Mr. Shaw has been a managing director at First Atlantic since 2001. From 1997 to December 2000, Mr. Shaw was a senior advisor to First Atlantic. He was a senior partner at McKinsey & Company, Inc. for twenty-five of his thirty-five year tenure which ended in 2000. In addition to consulting with many Fortune 500 companies and their international equivalents, Mr. Shaw served on McKinsey’s board for eighteen years and had a variety of management positions worldwide. Also, he was deeply involved in investment activities at McKinsey as a trustee of the profit sharing retirement plan and as a member of the investment committee.

     Roberto Buaron became a director upon the completion of the merger. Mr. Buaron has been the chairman and chief executive officer of First Atlantic since he founded the firm in 1989. From 1986 to 1989 Mr. Buaron was a senior partner with Overseas Partners Inc., a firm which invested international funds in leveraged buyouts in the United States. From 1983 to 1986, Mr. Buaron was a first vice president of First Century, Inc., and a general partner of its venture capital affiliate, First Century Partnership. Prior to joining First Century, Mr. Buaron was a partner of McKinsey & Company, Inc. During his nine-year tenure at McKinsey, Mr. Buaron counseled senior management at a number of Fortune 500 companies on improving their strategic position and operating performance.

     Thomas G. Hardy became a director upon the completion of the merger. Mr. Hardy has been vice chairman of OR International, a developer of specialty surgical hospitals, since May 2002, a Member of the Advisory Board of Main Street Resources, a private equity fund specializing in mid-sized management buy-outs, a member of the board of directors of Aesthera Corporation, a start-up laser company targeting the aesthetic market, since June 2004 and was a founder of and has been a manager of Conservation Securities, a fund-of-funds which invests with hedge funds, since 1995. Mr. Hardy was a founder of Trans- Resources, Inc., a multinational manufacturer and distributor of industrial and organic chemicals, in 1985 and served as the president and chief operating officer of Trans-Resources, Inc. from 1993 to 2000. From 1969 to 1984, Mr. Hardy was a partner with McKinsey & Company, Inc.

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

Audit Committee

     Our audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews the scope of audit and other services by our independent auditors, reviews the accounting principles and auditing practices and procedures to be used for our financial statements and reviews the results of those audits. The members of our audit committee are James Grover and Thomas Hardy. Because none of our securities are listed on a national securities exchange or market, we are not required to have an audit committee financial expert (as such term is defined by the rules and regulations of the SEC) serve on our audit committee. Neither of the current members of our audit committee is an audit committee financial expert.

Code of Ethics for Senior Executives and Financial Officers

     We have adopted the revised Golfsmith International Holdings, Inc. Code of Ethics for Senior Executives and Financial Officers, which replaces our existing Code of Ethics for Senior Executives and Financial Officers. Our Code of Ethics for Senior Executives and Financial Officers is applicable to our senior executive officers, including our chief executive officer, chief financial officer, controller and all vice presidents. We have filed a copy of our new Code of Ethics for Senior Executives and Financial Officers as an exhibit to this Annual Report on Form 10-K.

Code of Business Conduct and Ethics

     We have adopted the revised Golfsmith International Holdings, Inc. Code of Business Conduct and Ethics, which replaces our existing Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is applicable to all employees, including directors and officers. We have filed a copy of our new Code of Business Conduct and Ethics as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Director Compensation

     Each of our directors who is not an officer and who is affiliated with First Atlantic receives reimbursement of reasonable and necessary costs and expenses incurred due to attendance of board meetings. Our outside director who is not one of our officers and is not affiliated with First Atlantic receives, in addition to reimbursement of reasonable and necessary costs and expenses incurred, a fee of $5,000 for each regular and special meeting of the board that he attends.

Executive Compensation

     The following table sets forth information concerning the compensation paid to our chief executive officer and our four other most highly compensated executive officers for the fiscal years 2002, 2003, and 2004. Our chief executive officer and such other executive officers are collectively referred to as the “named executive officers.”

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Restricted		Securities
				Other Annual	Stock		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Awards(2)		Options (#)(3)	Compensation(4)
James D. Thompson(5)	2004	$325,654	$—	$3,637	—		—	$—
President and Chief Executive Officer	2003	297,000	55,000	3,561	—		400,000	—
	2002	212,231	50,000	4,589	$449,250	(6)	50,000	519,650
Kenneth Brugh	2004	207,692	—	—	—		—	—
Vice President —	2003	200,000	24,750	—	—		90,000	—
Retail and Real Estate	2002	200,000	48,404	—	384,300	(7)	—	786,900
Virginia Bunte(8)	2004	187,512	—	5,407	—		—	—
Vice President — Chief Financial Officer	2003	159,808	20,000	5,585	—		90,000	—
	2002	91,358	18,578	3,303	37,689	(9)	5,000	124,463
Kiprian Miles(10)	2004	181,731	—	5,250	—		—	—
Vice President — Chief	2003	175,000	—	2,423	—		90,000	—
Informational Officer	2002	23,558	50,000	—	—		—	—
Fred Quandt(11)	2004	167,981	—	3,624	—		—	—
Vice President —	2003	125,000	11,000	3,168	—		90,000	—
Merchandising	2002	109,237	5,000	2,570	36,564	(12)	—	119,687

(1)	Amounts represent matching contributions made by us under our Retirement Savings Plan.

(2)	Represents the dollar value of equity units which entitle the holder thereof to shares of our common stock. These equity units were issued in connection with the merger in October 2002 in exchange for the surrender of then-outstanding options. The holders of equity units are not entitled to any cash dividends paid on our common stock, but the number of equity units is subject to equitable adjustment in the event of a stock split and other corporate events affecting our common stock.

(3)	In connection with the merger, all existing options, including those listed in this column for 2002, vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for equity units entitling the holder thereof to shares of our common stock. Amounts for fiscal 2003 represent grants of options to purchase shares of our common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan.

(4)	Represents cash received as consideration for the cancellation of options in connection with the merger in October 2002.

(5)	Mr. Thompson became our chief executive officer and president upon completion of the merger in October 2002.

(6)	Mr. Thompson holds 149,750 equity units entitling him to 149,750 shares of our common stock with a value at January 1, 2005 of $576,537.

(7)	Mr. Brugh holds 128,100 equity units entitling him to 128,100 shares of our common stock with a value at January 1, 2005 of $493,185.

(8)	Ms. Bunte became our chief financial officer in January 2003. Prior to that, Ms. Bunte was our vice president of finance.

(9)	Ms. Bunte holds 12,563 equity units entitling her to 12,563 shares of our common stock with a value at January 1, 2005 of $48,368.

(10)	Mr. Miles became our vice president and chief information officer in October 2002.

(11)	Mr. Quandt became our vice president of merchandising in October 2002. Prior to that, Mr. Quandt was our director of merchandising and divisional merchandise manager.

(12)	Mr. Quandt holds 12,188 equity units entitling him to 12,188 shares of our common stock with a value at January 1, 2005 of $46,924.

Option Grants in Fiscal 2004

     There were no stock options granted to our named executive officers during fiscal 2004.

Aggregate Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

     No options were exercised by the named executive officers in fiscal 2004 or since the inception of the 2002 Incentive Stock Plan and all options listed below remain outstanding as of January 1, 2005. In accordance with each individual optionee’s vesting schedule, no options were exercisable as of January 1, 2005. All options vest over a seven-year period in increments depending on our financial performance. After seven years, all options become vested for optionees then employed by us. The following table sets forth information concerning the number of unexercised options with respect to the named executive officers as of January 1, 2005. There is no established public trading market for any class of our common equity. As of January 1, 2005, the fair market value of the underlying stock equals the exercise price of the respective stock options.

	Number of Securities
	Underlying Unexercised
	Options at January 1, 2005
Name	Exercisable	Unexercisable
James D. Thompson	—	400,000
Kenneth Brugh	—	90,000
Virginia Bunte	—	90,000
Kiprian Miles	—	90,000
Fred Quandt	—	90,000

Employment Agreements

     We have entered into the employment agreements described below.

     Under Mr. Thompson’s employment agreement entered into in October 2002, Mr. Thompson is our president and chief executive officer and his base salary was $297,000 for fiscal 2003 and $325,000 for fiscal 2004 with a possible annual bonus calculated based upon attainment of financial targets for that fiscal year. Mr. Thompson receives stock options in our parent company at the discretion of our board of directors and subject to the terms and conditions of our 2002 Incentive Stock Plan described below. The initial term of Mr. Thompson’s employment agreement is three years, with automatic successive one-year extensions unless terminated by either party. If Mr. Thompson is terminated without cause, or he resigns for good reason, he will be entitled to receive his earned but unpaid base salary plus 100% of his current total annual base salary and the earned bonus for the year of termination. Should Mr. Thompson’s employment be terminated for cause, or if he resigns without good reason, he will have the right to receive only his earned but unpaid salary up to the date of termination.

     Under Ms. Bunte’s agreement entered into in January 2003, Ms. Bunte is our chief financial officer and her base salary was $165,000 for fiscal 2003 and $181,500 for fiscal 2004 with an annual bonus based upon attainment of financial targets for that fiscal year. Ms. Bunte receives stock options in our parent company at the discretion of our board of directors, subject to the terms and conditions of our 2002 Incentive Stock Plan described below. The initial term of Ms. Bunte’s employment agreement was one year, with automatic successive one-year extensions unless terminated by either party. If Ms. Bunte is terminated without cause, or she resigns for good reason, she will be entitled to receive her earned but unpaid base salary plus 100% of her current total annual base salary and the earned bonus for the year of termination. Should Ms. Bunte’s employment be terminated for cause, or if she resigns without good reason, she will have the right to receive only her earned but unpaid salary up to the date of termination.

     Under the employment agreements for Carl Paul, one of our directors and a stockholder, and Frank Paul, one of our stockholders, each currently receives a base salary of $26,000 per year, with no provision for bonus payments. Each acts as a senior advisor to Golfsmith’s Golf Club Components Division and renders services on an “as needed” basis, as mutually agreed upon by the parties. The initial term of each of the agreements was one year, with automatic successive one-year extensions unless terminated by either party. The board of directors may terminate the employment of Carl Paul or Frank Paul at any time, with or without cause, and either may resign from his position at any time. Upon termination or resignation of either Carl Paul or Frank Paul, or both, we are only obligated to pay any earned but unpaid salary, if any, up to the date of termination.

2004 Management Incentive Plan

     In 2004, we established our 2004 Management Incentive Plan under which we agreed to pay specified bonuses to eligible management employees based upon their individual and company-wide performance. The bonuses are payable within 90 days of the end of the applicable measurement period.

2002 Incentive Stock Plan

     Subsequent to the merger, we adopted a new stock option plan, the 2002 Incentive Stock Plan. Our 2002 Incentive Stock Plan provides for the grant of incentive stock options to our employees and nonstatutory stock options, stock grants and stock appreciation rights to our employees, directors and consultants. An aggregate of 2.85 million shares of the common stock of Holdings has been reserved for issuance under this plan.

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

Severance Pay Plan

     On August 15, 2004, we established a plan to provide severance benefits to our employees should their employment with us be terminated without cause and unrelated to a sale of a division or subsidiary (unless he or she had no reasonable opportunity to continue being employed by such division or subsidiary after such sale), or as otherwise determined by the committee administering the plan. Under the terms of the plan, an employee is entitled to an amount which is calculated based upon his or her:

•	current level of employment (vice president, director or manager, or other full time employee);

•	current salary; and

•	length of service with us.

     The plan is administered by a severance pay plan committee appointed by our chief executive officer. This committee determines eligibility for severance benefits, including determination of employment status and length of service. The committee may also amend the terms of the severance plan or terminate it at any time.

Compensation Committee Interlocks and Insider Participation

     Compensation decisions for executive officers are made by our board of directors and the compensation committee which is composed of Mr. Shaw and Mr. Wilens. The purpose of the compensation committee is to establish and execute compensation policy and programs for our executives and employees. For example, the compensation committee recommends the compensation arrangements for senior management and directors. It also determines the allocation of options to be granted under our stock option plan. Mr. Shaw is a managing director and Mr. Wilens is a principal at First Atlantic, which is a party to the management consulting agreement described more fully in “Related Party Transactions — Management Consulting Agreement.” Mr. Wilens is one of our executive officers, but does not receive any compensation in such capacity.

     Certain key members of our management are employed under employment agreements. You should read the information set forth above under “— Employment Agreements” for a description of these agreements. Directors who are officers, employees or otherwise an affiliate of us receive no compensation for their services as directors.

     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2005 by:

•	our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be a beneficial owner of more than 5% of the outstanding common stock.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission. These rules deem common stock subject to options, warrants or rights currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, warrants or rights or of a group of which the person is a member, but they do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person or group. All shares indicated below as beneficially owned are held with sole voting and investment power except as otherwise indicated. Certain of our stockholders are parties to a stockholders agreement that contains certain voting agreements. You should read the description of the stockholders agreement set forth under Item 13, “Certain Relationships and Related Transactions” for more information regarding the voting arrangements. Unless otherwise indicated, the address for each stockholder on this table is c/o Golfsmith International, Inc., 11000 N. IH-35, Austin, Texas 78753-3195. As of April 1, 2005, 21,594,597 shares of our common stock were issued and outstanding.

	Shares Beneficially
Name and Address of Beneficial Owner	Owned		Percent of Class
Atlantic Equity Partners III, L.P.	21,594,597	(1)	100.0%
Carl Paul	21,594,597	(2)	100.0%
Franklin Paul	21,594,597	(3)	100.0%
Roberto Buaron	21,594,597	(4)	100.0%
James D. Thompson	—	(5)	—
Kenneth Brugh	—	(6)	—
Viginia Bunte	—	(7)	—
Kiprian Miles	—		—
Fred Quandt	—	(8)	—
Charles Shaw(9)	—	(9)	—
James Grover(10)	—	(9)	—
Thomas G. Hardy(11)	89,043	(10)	*
James Long(12)	—	(11)	—
Noel Wilens(13)	—	(12)	—
All directors and executive officers as a group (18 persons)	21,594,597		100.0%

*	Represents less than 1% of the number of outstanding shares.

(1)	Includes 3,505,709 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Atlantic Equity Partners III, L.P. Atlantic Equity Partners III disclaims beneficial ownership of these shares. Atlantic Equity Partners III’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022. As described in footnote 4 below, Roberto Buaron, one of our directors, has voting and investment power over the shares of the common stock of Holdings owned by Atlantic Equity Partners III, L.P. In addition, pursuant to the terms of the stockholders agreement, the parties to the stockholders agreement, including Atlantic Equity Partners III, L.P., are required to vote the shares of common stock of Holdings owned by them in favor of the election of one director nominated by Carl Paul, one of our directors, Franklin Paul and their families. As a result, Carl Paul and Franklin Paul may be deemed to exercise voting power over the shares of the common stock of Holdings owned by Atlantic Equity Partners III, L.P.

(2)	Includes (i) 2,234,158 shares of common stock and (ii) 19,360,439 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Carl Paul. Carl Paul disclaims beneficial ownership of the shares listed in clause (ii) of the preceding sentence. Does not include equity units held by Mr. Paul which entitle the holder thereof to 39,375 shares of common stock.

(3)	Includes (i) 1,182,508 shares of common stock and (ii) 20,412,089 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Franklin Paul. Franklin Paul disclaims beneficial ownership of the shares listed in clause (ii) of the preceding sentence. Does not include equity units held by Mr. Paul which entitle the holder thereof to 39,375 shares of common stock.

(4)	Includes 18,088,888 shares owned by Atlantic Equity Partners III, L.P. and an additional 3,505,709 shares owned by other stockholders that are subject to the stockholders agreement and attributable to Atlantic Equity Partners III, L.P. Mr. Buaron is the sole member of Buaron Capital Corporation III, LLC. Buaron Capital Corporation III is the managing member of Atlantic Equity Associates III, LLC. Atlantic Equity Associates III, LLC is the sole general partner of Atlantic Equity Associates III, L.P., which is the sole general partner of Atlantic Equity Partners III, L.P. and, as such, exercises voting and investment power over shares of capital stock owned by Atlantic Equity Partners III, L.P., including shares of the common stock of Holdings. Mr. Buaron, as the sole member of Buaron Capital Corporation III, has voting and investment power over, and may be deemed to beneficially own, the shares of the common stock of Holdings owned by Atlantic Equity Partners III, L.P. Mr. Buaron disclaims beneficial ownership of these shares. Mr. Buaron’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(5)	Does not include equity units held by Mr. Thompson which entitle the holder thereof to 149,750 shares of common stock.

(6)	Does not include equity units held by Mr. Brugh which entitle the holder thereof to 128,100 shares of common stock.

(7)	Does not include equity units held by Ms. Bunte which entitle the holder thereof to 12,563 shares of common stock.

(8)	Does not include equity units held by Mr. Quandt which entitle the holder thereof to 12,188 shares of common stock.

(9)	Mr. Shaw’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(10)	Mr. Grover’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(11)	Mr. Hardy’s address is 935 Park Avenue, New York, New York 10028.

(12)	Mr. Long’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

(13)	Mr. Wilens’s address is c/o First Atlantic Capital Ltd., 135 East 57th Street, New York, New York 10022.

Equity Compensation Plans

     The following table sets forth information as of January 1, 2005 about our common stock that may be issued under our 2002 Incentive Stock Plan (our only stock compensation plan):

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
Plan Category	outstanding options	options	equity compensation plans
Equity compensation plans approved by security holders	2,226,000	$3.28	624,000
Equity compensation plans not approved by security holders	—	$—	—

Item 13. Certain Relationships and Related Transactions

Merger Agreement

     On October 15, 2002, BGA Acquisition Corp., our wholly owned subsidiary, merged with and into Golfsmith International, Inc., or Golfsmith. Golfsmith is the surviving corporation and is our wholly owned subsidiary. Contingent consideration of $6,250,000 was placed in an escrow account by the selling stockholders to secure certain indemnification obligations of the sellers. The merger agreement contains a provision for post-closing adjustment to the merger consideration paid to the selling stockholders based on the difference between expected and actual amounts of assets and liabilities, as detailed in a statement of working capital of Golfsmith as of the date the merger was completed. In accordance with this provision, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to us based on the post-merger review of Golfsmith’s working capital. This amount was paid out of the escrow account on June 20, 2003. We have adjusted the purchase price allocation accordingly. On July 24, 2003, $1,107,579 was paid to us from the selling stockholders escrow account for the repayment of certain obligations owed by the selling stockholders that were paid by us. On April 15, 2004, all remaining escrow funds of $5,117,421 were disbursed to the selling stockholders.

     Carl Paul, one of our directors and a stockholder, and Frank Paul, a stockholder, have agreed to indemnify us or Holdings up to an additional $6.25 million for the required post-closing adjustments to the merger consideration, or any indemnification obligations for any losses that we or Holdings incur, that exceed the available amounts in escrow. Carl Paul and Frank Paul have also agreed to indemnify us or Holdings up to an additional $6.25 million for any losses we or Holdings incur as a result of fraud by certain of our officers prior to the merger.

Stockholders Agreement

     In connection with the merger, we entered into a stockholders agreement with Atlantic Equity Partners III, L.P. and the members of our management who own our equity securities, including, but not limited to, James Thompson, Virginia Bunte, Ken Brugh, Fred Quandt, Carl Paul, Franklin Paul and all our other stockholders following the merger. Under the stockholders agreement, the parties are required:

•	to vote their shares of our common stock owned by each of them in favor of the election of one director nominated by Carl Paul, Frank Paul and their families and all of the directors nominated by Atlantic Equity Partners III to fill all of the remaining board seats so long as each of the parties maintains a minimum level of stock ownership;

•	to consent to a sale of our company if our board of directors and Atlantic Equity Partners III approve of such sale and if:

•	stockholders would receive as consideration cash or specified kinds of securities;

•	each stockholder would receive as consideration the same proportion of the aggregate consideration that such stockholder would receive if we were liquidated;

•	any stockholders are given an option as to the form and amount of consideration, all stockholders are given the same option;

•	all holders of rights to acquire shares of our common stock are given certain rights with respect to proceeds from the sale;

•	except in certain circumstances, any economic benefits available to any stockholder with respect to its shares will be available to all stockholders on a pro rata basis; and

•	the expenditures required to be paid by the stockholders and any representations and warranties required to be made by the stockholders in connection with the sale do not exceed certain limitations;

•	to cause us to register shares of our common stock held by parties to the stockholders agreement upon the request of Atlantic Equity Partners III in certain circumstances;

•	except in certain circumstances, to cause us to give certain parties to the stockholders agreement preemptive rights to purchase common stock;

•	not to transfer shares of our common stock unless certain conditions are met; and

•	in the case of certain members of our management, grant us repurchase rights with respect to the shares of our common stock owned by them.

     The stockholders agreement will terminate upon the earliest of:

•	the sale of our business;

•	an initial public offering of our common stock of our business;

•	the dissolution or liquidation of our Company;

•	the approval of such termination by us, Atlantic Equity Partners III and the holders of at least 50% of the shares held by our other stockholders; and

•	October 15, 2022.

Management Consulting Agreement

     Upon completion of the merger, we and Golfsmith entered into a management consulting agreement with First Atlantic under which First Atlantic advises us and Golfsmith on management matters that relate to proposed financial transactions, acquisitions and other senior management matters. We and Golfsmith have agreed to pay First Atlantic for these services an annual fee of $600,000 in equal monthly installments and will reimburse First Atlantic for its expenses. During the period from October 16, 2002 through December 28, 2002, the fiscal year ended January 3, 2004 and the fiscal year ended January 1, 2005, we paid approximately $150,000, $812,000 and $631,000 to First Atlantic under this agreement. In addition, First Atlantic received a closing fee of $1,252,500 and reimbursement of its expenses for services rendered in connection with the merger. First Atlantic may receive additional fees from us under the agreement in connection with future financings or dispositions or acquisitions by us or Golfsmith. Under the terms of the agreement, such additional fees will not exceed an amount equal to:

•	in the case of a transaction involving less than $50,000,000 in total enterprise value, 2% of such total enterprise value;

•	in the case of a transaction involving $50,000,000 or more but less than $100,000,000 in total enterprise value, $1,000,000; and

•	in the case of a transaction involving $100,000,000 or more in total enterprise value, 1% of such total enterprise value.

     With respect to a transaction involving a sale of our business, First Atlantic will be paid a fee equal to 1% of the total enterprise value of our company.

     The management consulting agreement has a term of 10 years but will automatically terminate if Atlantic Equity Partners III and its affiliates collectively own less than 50% of the shares of our common stock, or upon an initial public offering of the our common stock. Five of our directors, including our chairman of the board, hold positions with First Atlantic, as described in “Management.”

Employment Agreements

     We have entered into employment agreements with James D. Thompson, our president and chief executive officer, and with Virginia Bunte, our chief financial officer. We have also entered into employment agreements with Carl Paul and Franklin Paul to provide advisory services. You should read the information set forth in Item 11, “Executive Compensation – Employment Agreements,” for a description of these agreements.

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

Indemnification Agreements

     In connection with the merger, we agreed to indemnify our directors prior to the completion of the merger, including Carl Paul, one of our current directors, in the event that any of them suffer losses as a result of actions taken or statements made on behalf of us and in their capacities as our directors, officers or agents.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP for audit services were $206,500 for each of fiscal 2004 and fiscal 2003. Audit services include professional services rendered for (1) the audit of our annual financial statements for the fiscal year ended January 1, 2005, (2) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q filed during 2004, and (3) accounting consultations performed in connection with the audit of our annual financial statements for the fiscal 2004.

Audit-Related Fees

The aggregate fees billed by Ernst & Young LLP for audit-related services were $87,500 and $75,000 for fiscal 2004 and fiscal 2003, respectively. Audit-related services include professional services rendered for (1) the audits of our annual financial statements for our existing employee benefit plans for fiscal 2004 and (2) accounting consultations and assistance for due diligence and other procedures including our initial filings with the Securities and Exchange Commission in connection with the registration of Golfsmith’s senior secured notes.

Tax Fees

The aggregate fees billed by Ernst & Young LLP for tax services were $502,472 and $284,448 for fiscal 2004 and fiscal 2003, respectively. Tax services include professional services rendered for preparation of our federal and state income tax returns for fiscal 2004 and for tax consulting associated with regulatory tax agencies.

All Other Fees

Ernst & Young LLP did not provide other services to us, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for fiscal years 2004 and 2003.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements in Item 8 on page 33 of this report.

(2) Financial Statement Schedules: No schedules are required.

(3) Exhibits.

See Index to Exhibits on page 75 of this report.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of September 23, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation (filed as Exhibit 2.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
3.1	Certificate of Incorporation of Golfsmith International, Inc. (filed as Exhibit 3.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
3.2	Bylaws of Golfsmith International, Inc. (filed as Exhibit 3.2 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.1	Indenture, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and Jefferies & Company, Inc., as the initial purchaser (filed as Exhibit 4.3 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.3	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.4 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.4	Supplement No. 1 to Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.4 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.5	Trademark Security Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.5 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.6	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.6 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.7	Deed of Trust, dated as of October 15, 2002, by Golfsmith International, L.P. to M. Marvin Katz, as trustee for the benefit of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.6 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.8	Open-End Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.8 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.9	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.9 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.10	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.10 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.11	Leasehold Deed of Trust, dated December 23, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.11 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.12	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.12 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.13	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.13 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.14	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.14 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.15	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.15 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.16	Leasehold Deed of Trust, recorded on December 22, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.16 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.17	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National

Association, as indenture trustee (filed as Exhibit 4.17 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.18	Leasehold Mortgage, dated December 23, 2003, from Golfsmith NU, L.L.C., in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.18 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.19	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for the lenders (filed as Exhibit 4.7 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.20	Trademark Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders (filed as Exhibit 4.8 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.21	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and General Electric Capital Corporation, as agent for itself and the lenders (filed as Exhibit 4.21 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.22	Pledge Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other pledgors named and defined therein and General Electric Capital Corporation, as secured party (filed as Exhibit 4.9 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.23	Intercompany Subordination Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Golfsmith NU, L.L.C. and Golfsmith Licensing L.L.C., and General Electric Capital Corporation, as agent for the lenders (filed as Exhibit 4.10 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.24	Intercreditor Agreement, dated as of October 15, 2002, among General Electric Capital Corporation, as senior agent, U.S. Bank Trust National Association, as trustee and collateral agent, and Golfsmith International, Inc. and the other credit parties named therein (filed as Exhibit 4.11 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.25	Assumption and Joinder Agreement in connection with the Intercreditor Agreement, dated as of July 24, 2003, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as senior agent (filed as Exhibit 4.25 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
4.26	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith Holdings, L.P., as the issuer, Golfsmith International, Inc., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledge (filed as Exhibit 4.12 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.27	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., as the issuer, Golfsmith Delaware, L.L.C., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledge (filed as Exhibit 4.13 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.28	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith GP, L.L.C. and the other issuers named therein, Golfsmith Holdings, L.P., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledge (filed as Exhibit 4.13 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
4.29	First Supplemental Indenture, dated as of September 15, 2004, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K, file No. 333-101117, filed on September 17, 2004, and incorporated herein by reference).
4.30*	Subleasehold Mortgage, dated October 26, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.31*	Leasehold Deed of Trust, dated November 9, 2004, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.32*	Leasehold Deed of Trust, dated November 9, 2004, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.33*	Leasehold Mortgage, dated November 9, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.34*	Leasehold Mortgage, dated November 11, 2004, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.35*	Leasehold Mortgage, dated November 12, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.36*	Leasehold Mortgage, dated December 23, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.

4.37*	Collateral Assignment of Lessee’s Interest in Lease, dated December 30, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee.
4.38	Second Supplemental Indenture, dated as of March 21, 2005, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee. (filed as Exhibit 4.3 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K, file No. 333-101117, filed on March 24, 2005, and incorporated herein by reference).
9.1	Stockholders Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Atlantic Equity Partners III, L.P. and the other stockholders party thereto (filed as Exhibit 9.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.1	Redemption Agreement, dated as of September 23, 2002, among DLJ Investment Partners, L.P., DLJ Investment Fundings, Inc., DLJ ESC II L.P., Golfsmith International, Inc., Golfsmith Holdings, L.P., Golfsmith GP Holdings, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation (filed as Exhibit 10.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.2	Escrow Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Carl F. Paul and Franklin C. Paul, as stockholder representatives, and JPMorgan Chase Bank, as escrow agent (filed as Exhibit 10.2 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.3	Indemnification Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., and Carl F. Paul and Franklin C. Paul, as stockholder representatives (filed as Exhibit 10.3 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.4#	Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd. (filed as Exhibit 10.4 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.5	Credit Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers, Golfsmith International, Inc. and the other credit parties named therein and General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent (filed as Exhibit 10.5 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.6	Amendment No. 1 to the Credit Agreement dated as of January 10, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.6 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.7	Amendment No. 2 to the Credit Agreement dated as of September 5, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.8	Amendment No. 3 to the Credit Agreement dated as of February 10, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.9	Amendment No. 4 to the Credit Agreement dated as of March 11, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.9 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.10	Assumption and Joinder Agreement, dated as of July 24, 2003 in connection with the Credit Agreement, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent (filed as Exhibit 10.10 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.11	Guaranty, dated as of October 15, 2002, among Golfsmith International, Inc. and the other guarantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders (filed as Exhibit 10.6 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.12	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Carl Paul (filed as Exhibit 10.7 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.13	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Franklin Paul (filed as Exhibit 10.8 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.14	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Barbara Paul (filed as Exhibit 10.9 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.15	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Kelly Redding (filed as Exhibit 10.10 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.16	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of John Moriarty

(filed as Exhibit 10.11 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.17#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.12 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.18#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.13 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.19#	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and James D. Thompson (filed as Exhibit 10.14 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.20#	Employment Agreement, dated as of January 15, 2003, between Golfsmith International, Inc. and Virginia Bunte (filed as Exhibit 10.15 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.22#	Golfsmith International, Inc. Severance Benefit Plan (filed as Exhibit 10.17 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).
10.23#	Golfsmith 2004 Management Incentive Plan (filed as Exhibit 10.23 to Golfsmith’s Registration Statement on Form S-1 (No. 333-117210), and incorporated herein by reference).
10.25	Amendment No. 5 to Credit Agreement, dated as of July 21, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.26	Golfsmith International Holdings, Inc. Severance Pay Plan (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, file No. 333-101117, and incorporated herein by reference).
10.27	Amendment No. 6 to Credit Agreement, dated as of October 4, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on October 8, 2004, file No. 333-101117, and incorporated herein by reference).
10.27	Amendment No. 7 to Credit Agreement, dated as of November 5, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004, file No. 333-101117, and incorporated herein by reference).
10.28#	Settlement Agreement and General Release, dated September 30, 2004, between James C. Loden and Golfsmith International, L.P. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on October 8, 2004, file No. 333-101117, and incorporated herein by reference).
10.29*	Amendment No. 8 to Credit Agreement, dated as of March 29, 2005, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders.
10.30*#	Letter Agreement amending Franklin C. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Franklin C. Paul
10.31*#	Letter Agreement amending Carl F. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Carl F. Paul
14.1*	Golfsmith International Holdings, Inc.’s Code of Ethics for Senior Executives and Financial Officers
14.2*	Golfsmith International Holdings, Inc.’s Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-10117, and incorporated herein by reference).
23.1*	Consent of Ernst & Young LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte
32.1*	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.
# Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this annual report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ JAMES D. THOMPSON
James D. Thompson
Chief Executive Officer, President and Director (Principal Executive Officer and Authorized Signatory)

Date: April 1, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES D. THOMPSON	Chief Executive Officer,President and
	Director (Principal Executive Officer)	April 1, 2005
James D. Thompson

Vice President — Treasurer and Chief
/s/ VIRGINIA BUNTE	Financial Officer(Principal Financial and
	Accounting Officer)	April 1, 2005
Virginia Bunte

/s/ CHARLES SHAW	Chairman of the Board	April 1, 2005

Charles Shaw

/s/ JAMES GROVER	Director	April 1, 2005

James Grover

/s/ NOEL WILENS	Director	April 1, 2005

Noel Wilens

/s/ THOMAS G. HARDY	Director	April 1, 2005

Thomas G. Hardy

/s/ JAMES LONG	Director	April 1, 2005

James Long

/s/ CARL F. PAUL	Director	April 1, 2005

Carl F. Paul

/s/ ROBERTO BUARON	Director	April 1, 2005

Roberto Buaron

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