Form 10-Q
period 2005-04-02
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2005-05-17
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 17, 2005

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED APRIL 2, 2005

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	April 2,	January 1,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,943,694	$14,786,748
Receivables, net of allowances of $182,077 at April 2, 2005 and $161,838 at January 1, 2005	1,674,136	854,555
Inventories, net of reserves of $1,730,721 at April 2, 2005 and $1,385,650 at January 1, 2005	72,082,806	54,197,532
Prepaid and other current assets	6,153,557	6,405,525

Total current assets	87,854,193	76,244,360

Property and equipment:
Land and buildings	21,157,442	21,133,430
Equipment, furniture, fixtures and autos	16,159,838	15,174,320
Leasehold improvements and construction in progress	15,713,861	15,247,612

	53,031,141	51,555,362
Less: accumulated depreciation	(11,875,516)	(10,647,641)

Net property and equipment	41,155,625	40,907,721

Goodwill	41,634,525	41,634,525
Tradename	11,158,000	11,158,000
Trademarks	14,483,175	14,483,175

Customer database, net of accumulated amortization of $944,223 at April 2, 2005 and $849,801 at January 1, 2005	2,454,982	2,549,404
Debt issuance costs, net of accumulated amortization of $2,319,360 at April 2, 2005 and $2,062,104 at January 1, 2005	5,538,355	5,795,611
Other long-term assets	391,092	368,285

Total assets	$204,669,947	$193,141,081

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets (continued)

	April 2,	January 1,
	2005	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,880,544	$37,218,275
Accrued expenses and other current liabilities	14,480,505	18,717,115

Total current liabilities	68,361,049	55,935,390

Long-term debt	80,432,081	79,808,033
Deferred rent	3,591,660	3,084,367

Total liabilities	152,384,790	138,827,790

Stockholders’ equity:
Common stock –$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	21,594	21,594

Restricted common stock units –$.001 par value; 755,935 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	251,085	279,607
Accumulated deficit	(8,276,885)	(6,277,273)

Total stockholders’ equity	52,285,157	54,313,291

Total liabilities and stockholders’ equity	$204,669,947	$193,141,081

See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net revenues	$63,958,382	$65,782,039
Cost of products sold	41,195,490	42,806,857

Gross profit	22,762,892	22,975,182

Selling, general and administrative	21,399,935	20,167,893
Store pre-opening expenses	516,757	329,238

Total operating expenses	21,916,692	20,497,131

Operating income	846,200	2,478,051

Interest expense	(2,862,102)	(2,795,405)
Interest income	17,440	731
Other income	22,598	2,434
Other expense	(23,748)	(13,167)

Loss before income taxes	(1,999,612)	(327,356)

Income tax benefit	—	124,395

Net loss	$(1,999,612)	$(202,961)

See accompanying notes.

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Operating Activities
Net loss	$(1,999,612)	$(202,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,230,587	1,240,318
Amortization of intangible assets	94,422	94,422
Amortization of debt issue costs and debt discount	881,304	782,682
(Gain) loss on sale of assets	(11,500)	2,257
Changes in operating assets and liabilities:
Accounts receivable	(819,581)	(63,149)
Inventories	(17,885,274)	(14,665,883)
Prepaid and other assets	229,161	(902,697)
Accounts payable	16,662,269	20,792,453
Accrued expenses and other current liabilities	(4,234,366)	(3,789,761)
Deferred rent	507,293	77,583

Net cash provided by (used in) operating activities	(5,345,297)	3,365,264

Investing Activities
Capital expenditures	(1,479,312)	(1,815,623)
Proceeds from sale of assets	11,500	5,000

Net cash used in investing activities	(1,467,812)	(1,810,623)

Financing Activities
Principal payments on lines of credit	(3,257,468)	(19,920,336)
Proceeds from lines of credit	3,257,468	19,578,297
Other	(2,244)	(1,067)

Net cash used in financing activities	(2,244)	(343,106)

Effect of exchange rate changes on cash	(27,701)	36,892
Change in cash and cash equivalents	(6,843,054)	1,248,427
Cash and cash equivalents, beginning of period	14,786,748	2,928,109

Cash and cash equivalents, end of period	$7,943,694	$4,176,536

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Supplemental cash flow information:
Interest payments	$3,941,836	$3,985,290
Tax payments	$117,425	$27,494

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 2, 2005

1. Nature of Business and Basis of Presentation

Description of Business

     Golfsmith International Holdings, Inc. (“Holdings” or the “Company”), is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and a designer and marketer of golf equipment. The Company offers golf equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, the Company offers its own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolf TM and GiftsForGolf TM. The Company markets its products through 46 superstores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Golfsmith International Holdings, Inc. and its wholly owned subsidiary Golfsmith International, Inc. (“Golfsmith”). Holdings has no operations nor does it have any assets or liabilities other than its investment in its wholly owned subsidiary. Accordingly, these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 1, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2005. The results of operations for the three month period ended April 2, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     The balance sheet at January 1, 2005 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended January 1, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2005.

Revenue Subject to Seasonal Variations

     The Company’s business is seasonal. The Company’s sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of the Company’s annual net revenues and annual net operating income than other periods in its fiscal year.

Fiscal Year

     The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended April 2, 2005 and April 3, 2004 both consist of thirteen weeks.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 2, 2005

2. Stock-Based Compensation

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

	Three Months Ended
	April 2, 2005	April 3, 2004
Net loss – as reported	$(1,999,612)	$(202,961)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	—
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(60,171)	(44,583)

Pro forma net loss	$(2,059,783)	$(247,544)

3. Intangible Assets

     The following is a summary of the Company’s intangible assets that are subject to amortization:

	April 2,	January 1,
	2005	2005
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(944,223)	(849,801)

Customer database net carrying amount	$2,454,982	$2,549,404

     Amortization expense related to finite-lived intangible assets was $94,422 for each of the three months ended April 2, 2005 and April 3, 2004 and is recorded in selling, general, and administration expenses on the consolidated statements of operations.

4. Debt

Senior Secured Notes

     On October 15, 2002, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes due in 2009 at a discount of 20%, or $18.75 million. The terms of the notes limit the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the notes also contain certain other covenants, including a restriction on capital expenditures. In March 2005, the indenture governing the notes was amended to revise the definition of capital expenditure basket to increase by $5.0 million the limitation on capital expenditures that may be made by Golfsmith or the guarantors of the notes during any given fiscal year. As of April 2, 2005, the Company believes it was in compliance with the covenants imposed by the notes.

Credit Facility

     Golfsmith has a revolving senior credit facility with $12.5 million availability, subject to a required reserve of $500,000. Borrowings under the credit facility are secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the senior credit facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 2, 2005

value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base.

     In March 2005, several financial covenants in the senior credit facility were amended. The limit on capital expenditures in each fiscal year was increased to the greater of (a) one-third of Holdings’ EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow (as defined in the indenture to the senior secured notes) offer made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures. In addition, the covenants regarding minimum interest coverage ratios and minimum earnings levels were removed for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter. Finally, the definition of borrowing base in the senior credit facility was amended to include an availability block of $2.5 million, as used to calculate the borrowing base under the senior credit facility. As of April 2, 2005, the Company believes it was in compliance with the covenants in the credit facility.

5. Guarantees

     Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At April 2, 2005, there were no borrowings outstanding under the senior credit facility and $80.4 million aggregate principal amount outstanding of the senior secured notes.

     Holdings has no operations nor any assets or liabilities other than its investment in its wholly owned subsidiary Golfsmith. Golfsmith has no independent operations nor any assets or liabilities other than its investments in its wholly owned subsidiaries. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries. The guarantees of Holdings and all existing and future Golfsmith domestic subsidiaries of Golfsmith’s senior secured notes and senior credit facility are explicitly excluded from the initial recognition and initial measurement requirements of FASB Interpretation No. 45 as it meets the definition of an intercompany guarantee.

     The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three months ended April 2, 2005 and April 3, 2004, respectively, no material amounts have been accrued or paid relating to product warranties.

6. Accrued Expenses and Other Current Liabilities

     The Company’s accrued expenses and other current liabilities are comprised of the following at April 2, 2005 and January 1, 2005, respectively:

	April 2, 2005	January 1, 2005
Salaries and benefits	$2,391,926	$1,791,931
Interest	686,632	2,647,670
Allowance for returns reserve	1,420,384	1,326,394
Gift certificates	6,176,109	7,521,148
Taxes	1,765,067	3,169,661
Other	2,040,387	2,260,311

Total	$14,480,505	$18,717,115

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 2, 2005

7. Comprehensive Loss

     The Company’s comprehensive loss is composed of net loss and translation adjustments. The following table presents the calculation of comprehensive loss:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Net loss	$(1,999,612)	$(202,961)
Translation adjustments	(28,522)	37,840

Total comprehensive loss	$(2,028,134)	$(165,121)

8. Recently Issued Accounting Standards

     During fiscal year 2004, the Company adopted EITF 03-10, Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered directly to consumers (for example, manufacturers’ coupons) should not be recorded as a reduction of the cost of the reseller’s purchases from the vendor. The adoption of EITF 03-10 did not impact the Company’s financial condition, results of operations or cash flows.

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised), Share-Based Payment (SFAS No. 123 (R)), which replaces SFAS No. 123 and supercedes Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date because the Company uses the minimum value method, except if prior awards are modified, repurchased or cancelled after the effective date. The Company will adopt SFAS No. 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123(R) is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations would have been had the Company adopted SFAS 123, see Note 2, “Stock-Based Compensation”.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are the parent company of Golfsmith International, Inc., or Golfsmith. We have no operations nor any assets or liabilities other than our investment in our wholly owned subsidiary Golfsmith. The following discussion and analysis of historical financial condition and results of operations is based on our financial condition and results of operations for all periods presented.

     We are a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and a designer and marketer of golf equipment. We sell brand name golf equipment from the industry’s leading manufacturers including Callaway®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist® as well as our own proprietary brands, Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolf TM and GiftsForGolf TM. We sell through multiple distribution channels consisting of:

•	46 superstores;

•	regular mailings of our clubmakers’ catalogs, which offer golf club components, and our consumer catalogs, which offer golf accessories, apparel and equipment; and

•	golfsmith.com, our online e-commerce website.

     We also operate a clubmaker training program and are the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.

Industry Trends

     Sales of our products are affected by increases and declines within the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry. We believe that increases and declines in the golf industry result from changes in the overall economy, the number of golf participants, the number of rounds of golf being played by these participants and the weather. According to a recent industry publication, golf had a base of over 27 million participants in the United States as of the end of calendar year 2003. We believe that since 1998, the overall worldwide premium golf club market has experienced only limited growth in dollar volume from year to year and that from 1999 to 2004 there was no material increase in the number of rounds played. Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% in 2004 as compared to 2003. In addition, Golf Datatech has reported that the number of golf rounds played in the United States declined 7.6% during the three months ended March 31, 2005 as compared to the same period in 2004. We cannot assure you that a decline in the U.S. economy or a reduction in discretionary consumer spending would not impede growth in the worldwide market for golf-related products, including our products.

Superstores

     Our superstores range in size from 8,000 to 33,000 square feet and average approximately 18,000 square feet. Our superstores feature a wide selection of golf and tennis equipment, apparel and accessories from major brand manufacturers and also serve as the primary outlet in the United States for our proprietary branded products. Our superstores accounted for approximately 67.1% and 63.7% of our net revenues for the three months ended April 2, 2005 and April 3, 2004, respectively. Changes in the revenues that we generate from our superstores are driven primarily by the number of stores in operation and changes in comparable store sales. We had 46 and 42 superstores in operation as of April 2, 2005 and April 3, 2004, respectively. We consider sales of a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales of a relocated store to be comparable if the relocated store is expected to serve a comparable customer base. We consider sales of superstores with modified layouts to be comparable. We consider sales of stores that are closed to be comparable in the period leading up to closure if they have met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets.

     We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. We opened one superstore during the three months ended April 2, 2005, and we plan to open seven to eleven superstores during the remaining three quarters of fiscal 2005, one of which opened in May 2005. We plan for all of the new stores built during fiscal 2005 to be in the mold of our smaller store layout, which generally range in size from 12,000 to 15,000 square feet. We closed one store during the three months ended April 2, 2005 due to the expiration of the lease term and intend to open a new store during fiscal 2005 in order to serve the same customer base of the closed store. We expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs.

     We plan to modify select larger superstores into smaller, more productive layouts that we believe will lower our operating costs and capital requirements while providing customers with a superior shopping environment. We plan to modify one superstore to our smaller store layout during fiscal 2005. We expect to spend between $0.3 million and $0.5 million to retrofit each superstore to the smaller store layout. In addition, we plan to continue to update and remodel existing stores to provide a more consistent shopping experience among our superstores.

     We also plan to modify select superstores to feature our fitting and training specialty services that provide the customer with an experiential shopping experience that complements our product assortment. As of April 2, 2005, seven of our superstores provided precision golf equipment fitting through an arrangement with Hot Stix Technologies (“Hotstix”). During the remaining three quarters of fiscal 2005, we plan to add or modify indoor hitting ranges in thirty existing superstores as well as all planned new superstores to feature this precision golf equipment-fitting technology. In addition, as of April 2, 2005, sixteen of our superstores provided in-store golf lessons from a PGA professional through our relationship with GolfTEC Learning Centers (“Golftec”). During the remaining three quarters of fiscal 2005, we plan to modify six of our existing superstores to accommodate in-store golf lessons through GolfTEC. We also plan to provide in-store golf lessons through GolfTEC in six of the new superstores which we plan to open in the remaining three quarters of fiscal 2005.

Specialty Services

     Over the past few years we have implemented a number of new initiatives and product offerings such as our “Playability Guarantee” program designed to ensure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; the Golfsmith credit card which offers flexible payment options on any purchase; as described above, the availability of in-store custom golf equipment fitting through Hot Stix, which complements our existing custom fitting services and the availability of in-store golf lessons from a PGA professional through GolfTEC.

Products

     The majority of our sales are comprised of golf equipment, apparel and accessories from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. We also sell proprietary brand equipment, component, apparel and accessory products under the Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolf TM and GiftsForGolf TM product lines. These private label lines are included in all of our sales distribution channels and generate higher gross profit margins than products we sell that are produced by other manufacturers. Sales of our proprietary brands constituted approximately 17.1% and 19.2% of our net revenues for the three months ended April 2, 2005 and April 3, 2004, respectively.

     We recognize revenue for retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or a credit card. Catalog and e-commerce sales are recorded upon shipment of merchandise. Revenue from the Harvey Penick Golf Academy instructional school is recognized at the time the services are performed. Revenues from the sale of gift certificates are recorded upon the redemption of the gift certificate for the purchase of tangible products at the time the customer takes possession of the merchandise.

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

     Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended April 2, 2005 and April 3, 2004 each consisted of 13 weeks.

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

Inventory Valuation

     Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Shrink reserves are booked on a monthly basis at 0.4% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations was 0.80% and 0.62% of net revenues during the three months ended April 2, 2005 and April 3, 2004, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.

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

     Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess the carrying value of our goodwill for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on discounted cash flow analysis and revenue and earnings multiples based on industry comparables. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We perform our annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year.

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

     We closed one store during the three months ended April 2, 2005 due to the expiration of the lease term. There were not any expenses associated with this closed store recorded in accordance with SFAS No. 146. We intend to open a new store during fiscal 2005 in order to serve the same customer base of the closed store. We did not close any stores in fiscal 2004. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.

Operating Leases

     We lease stores under operating leases. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year. We record direct costs incurred to effect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Deferred Tax Assets

     A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of April 2, 2005, we recorded a full valuation allowance against accumulated deferred tax assets of $4.3 million due to the uncertainties regarding the realization of deferred tax assets primarily based on our cumulative loss position over the past three years. If we begin to generate taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our operating results in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

Recently Issued Accounting Pronouncements

     During fiscal year 2004, we adopted EITF 03-10, Application of Issue 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, which amends EITF 02-16. According to the amended guidance, if certain criteria are met, consideration received by a reseller in the form of reimbursement from a vendor for honoring the vendor’s sales incentives offered directly to consumers (for example, manufacturers’ coupons) should not be recorded as a reduction of the cost of the reseller’s purchases from the vendor. The adoption of EITF 03-10 did not impact our financial condition, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment (SFAS No. 123 (R)), which replaces SFAS No. 123 and supercedes Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) applies to all awards granted after the required effective date, but does not apply to awards granted in periods before the required effective date because we use the minimum value method, except if prior awards are modified, repurchased or cancelled after the effective date. We will adopt SFAS No. 123(R) on January 1, 2006. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123(R) is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations would have been had we adopted SFAS 123, see the discussion in Note 2 to our unaudited consolidated financial statements included in Item 1, “Financial Statements.”

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

Results of Operations

Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004

     We had net revenues of $64.0 million, operating income of $0.8 million and a net loss of $2.0 million in the three months ended April 2, 2005 compared to net revenues of $65.8 million, operating income of $2.5 million and a net loss of $0.2 million in the three months ended April 3, 2004.

     The $1.8 million decrease in net revenues from the three months ended April 3, 2004 to the three months ended April 2, 2005 was mostly comprised of a decrease in comparable store revenues of $3.2 million, or 8.1%, a decrease in direct-to-consumer channel revenues of $2.3 million, or 10.2%, and a decrease in international revenues of $0.5 million, or 32.7%, offset by a $4.2 million increase in non-comparable store revenues. In comparison, comparable store revenues for the three months ended April 3, 2004 increased by $6.0 million, or 23.9%. We believe the decrease in comparable store revenues from the three months ended April 3, 2004 to the three months ended April 2, 2005 was due to the strength of our comparable store revenues during the three months ended April 3, 2004 and was influenced by the 7.6% decrease in the number of golf rounds played in the U.S. during the three months ended March 31, 2005 as compared to the same period in 2004, as reported by Golf Datatech. Non-comparable store revenues primarily include revenues from five stores in operation that were opened subsequent to April 3, 2004. The decrease in direct-to-consumer channel revenues was primarily due to planned reductions in catalog circulation intended to improve direct-to-consumer channel profitability. The decrease in international net revenues was primarily due to the sale of the rights to a trademark in fiscal 2004. Sales of products using this trademark contributed approximately one-half of international net revenues during the three months ended April 3, 2004 but did not contribute any international net revenues during the three months ended April 2, 2005.

     For the three months ended April 2, 2005, gross profit was $22.8 million, or 35.6% of net revenues, compared to $23.0 million, or 35.0% of net revenues, for the three months ended April 3, 2004. Decreased net revenues for the three months ended April 2, 2005 compared to the three months ended April 3, 2004 led to lower gross profit for the three months ended April 2, 2005. The increase in gross margin percentage is the result of us realizing economies of scale due to continued retail store growth, which has allowed us to purchase product in higher volumes with more favorable pricing.

     Selling, general and administrative expenses increased $1.2 million to $21.4 million for the three months ended April 2, 2005 from $20.2 million for the three months ended April 3, 2004. Increased selling, general and administrative expenses for the three months ended April 2, 2005 compared to the three months ended April 3, 2004 resulted from an increase in expenses of $2.1 million related to general operations for non-comparable retail stores and an increase of $0.4 million for corporate and international expenses, offset by a decrease of $1.3 million related to general operations for existing retail stores.

     Store pre-opening costs include costs associated with hiring and training personnel, supplies and occupancy and miscellaneous costs related to new store openings and are expensed as incurred. During the three months ended April 2, 2005, we incurred $0.5 million in store pre-opening expenses related to the opening of one new retail location and the planned opening of five new retail locations during the second fiscal quarter of 2005. During the three months ended April 3, 2004, we incurred $0.3 million in store pre-opening expenses related to the opening of four new retail locations.

     Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $2.9 million and $2.8 million for the three months ended April 2, 2005 and April 3, 2004, respectively. For further discussion, see “—Liquidity and Capital Resources —Senior Secured Notes” and “—Liquidity and Capital Resources —Credit Facility” below.

     We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record an income tax benefit for the three months ended April 2, 2005 due to a full valuation allowance being recorded. Income tax benefit was $0.1 million, or 38.0% of pre-tax net loss, for the three months ended April 3, 2004.

Liquidity and Capital Resources

Cash Flows

     As of April 2, 2005, we had $7.9 million in cash and cash equivalents, working capital of $19.5 million and outstanding debt obligations of $80.4 million. We had $12.0 million in borrowing availability under our credit facility as of April 2, 2005, after giving effect to required reserves of $500,000.

Operating activities

     Net cash used in operating activities was $5.3 million for the three months ended April 2, 2005, compared to net cash provided by operating activities of $3.4 million for the three months ended April 3, 2004.

     The decrease in net cash provided by operating activities of $8.7 million from the three months ended April 3, 2004 to the three months ended April 2, 2005 was principally due to an increase in cash outflow of $3.2 million for the purchase of inventory, an increase in cash outflow of $4.1 million for payments of accounts payable, changes in working capital accounts, which increased cash provided by operating activities by $0.4 million, and an increase in our net loss of $1.8 million. The increase in cash used in operating activities of $3.2 million related to inventory was primarily the result of an increase in the number of retail superstores, and the related increase in inventory stock, from 42 stores as of April 3, 2004 to 46 stores as of April 2, 2005. The increases in cash used in operating activities of $4.1 million related to accounts payable and in cash provided by operating activities of $0.4 million related to working capital accounts were primarily related to the timing of payments on account.

Investing activities

     Net cash used in investing activities was $1.5 million for the three months ended April 2, 2005, compared to net cash used in investing activities of $1.8 million for the three months ended April 3, 2004. Net cash used in investing activities for the three months ended April 2, 2005 of $1.5 million was almost entirely the result of capital expenditures. For the three months ended April 2, 2005, capital expenditures were comprised of $1.4 million for new and existing stores and $0.1 million for corporate projects. Net cash used in investing activities for the three months ended April 3, 2004 of $1.8 million was also almost entirely the result of capital expenditures. For the three months ended April 3, 2004, capital expenditures were comprised of $1.3 million for new and existing stores and $0.5 million for corporate projects.

Financing activities

     Net cash from financing activities was not significant for the three months ended April 2, 2005 and primarily consisted of equal proceeds from and payments on our senior credit facility, compared to net cash used in financing activities of $0.3 million for the three months ended April 3, 2004. Net cash used in financing activities for the three months ended April 3, 2004 of $0.3 million was comprised primarily of payments on our senior credit facility of $0.3 million, net of proceeds from borrowings.

Senior Secured Notes

     On October 15, 2002, Golfsmith completed a private placement of $93.75 million aggregate principal amount at maturity of its 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. In July 2003, Golfsmith conducted an exchange offer in which Golfsmith offered to exchange new senior secured notes registered under the Securities Act of 1933 for all of its eligible existing senior secured notes. The terms of the new notes are substantially identical as those issued in the private placement, except the new notes are freely tradable. We fully and unconditionally guarantee the notes. As a result of the covenants in the indenture governing the notes, our ability to borrow under the credit facility described below is restricted to a maximum of $12.5 million, our capital expenditures are limited and the payment of dividends or repurchases of stock are limited. In March 2005, the indenture governing the senior secured notes was amended to revise the definition of capital expenditure basket to increase by $5.0 million the capital expenditures that we are permitted to make during any given fiscal year.

     Within 120 days after the end of each fiscal year, Golfsmith is required by the indenture governing the notes to offer to repurchase the maximum principal amount of notes that may be purchased with 50% of its excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the notes to be purchased. The indenture governing the notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. As of the end of fiscal 2004, we determined that we did not have any excess cash flow, as defined in the indenture, and were thus not required to offer to repurchase any of the notes. We do not believe that the current fiscal year requirement will have a material impact on our liquidity.

Credit Facility

     We have a revolving senior credit facility with borrowing availability of $12.5 million (after giving effect to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. The senior credit facility expires in April 2007. Three of our subsidiaries are borrowers under the senior credit facility and we, Golfsmith and our other subsidiaries fully and unconditionally guarantee the senior credit facility. Borrowings under our credit facility are secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same-day funding of the revolver, as well as letters of credit up to a maximum of $1 million. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement.

     Available amounts under the senior credit facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base.

     In March 2005, several financial covenants in the senior credit facility were amended. The limit on capital expenditures in each fiscal year was increased to the greater of (a) one-third of our EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow offer (as described above under “— Liquidity and Capital Resources — Senior Secured Notes”) made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures. In addition, the covenants regarding minimum interest coverage ratios and minimum earnings levels were removed for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter. Finally, the definition of borrowing base in the senior credit facility was amended to include an availability block of $2.5 million, as used to calculate the borrowing base under the senior credit facility.

     Due to our accelerated growth plans, we believe that the modification of the capital expenditure limit better matches our currently projected cash needs. We do not believe that the addition of the availability block described above will materially impact our borrowing availability in fiscal 2005. As of April 2, 2005, we did not have any borrowings outstanding under the credit agreement and we believe we were in compliance with the covenants contained in the senior credit facility.

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

Capital Expenditures

     Subject to our ability to generate sufficient cash flow, in fiscal year 2005 we currently plan to spend $11 million to $13 million on corporate projects, to open additional stores and/or to retrofit existing stores, of which $1.5 million was expended during the three months ended April 2, 2005. However, to the extent that we use capital for acquisitions, our store openings and retrofittings will be reduced.

Contractual Obligations

     Our future contractual obligations related to long-term debt, noncancellable operating leases and purchase obligations at April 2, 2005 are as follows:

	Payments Due by Period
Contractual		Less than			After 5
Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Long-term debt (1)	$93,750	$—	$18,750	$75,000	$—
Operating leases	$130,068	$15,327	$30,934	$27,232	$56,575
Purchase obligations (2)	$7,047	$6,087	$522	$438	$—

Total	$230,865	$21,414	$50,206	$102,670	$56,575

(1)	Long-term debt represents principal payments required to be made on the senior secured notes. Interest payments on the notes are required semi-annually and are calculated at 8.375% of the aggregate principal amount at maturity of notes then outstanding.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.

     We expect that our principal uses of cash for the next several years will be interest payments on the senior secured notes and our senior credit facility, capital expenditures, primarily for new store openings and existing store retrofittings, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing the notes), working capital requirements and our contractually obligated operating lease payments. We expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs, and between $0.3 million and $0.5 million to retrofit selected superstores to the smaller store layout. Additionally, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. As of the end of fiscal 2004, we determined that we did not have any excess cash flow, as defined in the indenture, and we were thus not required to offer to repurchase any of the notes. We believe that cash from operations combined with borrowing availability under our senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from our senior credit facility be insufficient. As of April 2, 2005, we had $12.0 million of borrowing availability under the senior credit facility after giving effect to required reserves of $500,000. We believe that the financial support of our principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations and from our senior credit facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for a discussion of the risks affecting our operations.

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

Interest Rate Risk

     The interest payable on our senior credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of April 2, 2005, if the maximum available under the credit facility of $12.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by ten percentage points, our interest expense would have increased by $1.25 million on an annual basis, thereby materially affecting our results from operations and cash flows. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

     We generate substantially all of our net revenues from the sale of golf-related equipment, apparel and accessories. The demand for our golf products is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases, sales of our products would be adversely affected. In addition, the popularity of golf organizations, such as the Professional Golfers Association, also affects the sales of our golf equipment and golf-related apparel and accessories. We depend on the exposure of our brands to increase brand recognition and reinforce the quality of our products. Any significant reduction in television coverage of PGA or other golf tournaments, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of our brand and could adversely affect our sales.

     In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 495 million in 2003 from 518 million in 2000, perhaps reflecting the general decline in the U.S. economy. We believe that the golf industry did not experience growth in 2004. Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% in 2004 as compared to 2003. Additionally, Golf Datatech has reported that the number of golf rounds played in the United States declined 7.6% in the three months ended March 31, 2005 as compared to the same period in 2004. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.

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

     Our strategy involves opening additional superstores in new and existing markets. During the three months ended April 2, 2005, we opened one new store, incurring $0.1 million in related pre-opening expenses and $0.4 million in related capital expenditures. We plan to open seven to eleven additional stores during the remaining three quarters of fiscal 2005, one of which opened in May 2005. We expect to spend $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing our senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.

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

     We lease 45 of our 46 current superstores. In the three months ended April 2, 2005, we closed one store when its lease expired. As of April 2, 2005, one of our superstores operated under a lease with a term that expires in less than one year. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.

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

     Our results of operations depend in part on the success of our direct-to-consumer distribution channels, which consist of our catalog and Internet operations. Our direct-to-consumer distribution channels accounted for approximately 31.0% and 33.6% of our net revenues for the three-month periods ended April 2, 2005 and April 3, 2004, respectively. Within our direct-to-consumer distribution channels, the success of our catalog operations also contributes to the success of our Internet operations, as many of our customers who receive catalogs choose to purchase products through our website. We believe that the success of our catalog and Internet operations depends on our ability to:

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

     As of April 2, 2005, Atlantic Equity Partners III, L.P. owned approximately 73.7% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.

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

     During the three-month periods ended April 2, 2005 and April 3, 2004, we generated approximately 31.0% and 33.6%, respectively, of our net revenues through our direct-to-consumer sales channels. We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products through our direct-to-consumer channels, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.

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

     We intend to evaluate opportunities to acquire complementary companies or businesses in the future. Acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

     Internal Control over Financial Reporting. During the three months ended April 2, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits

10.1	Amendment No. 8 to Credit Agreement, dated as of March 29, 2005, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders. (incorporated by reference to Exhibit 10.29 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the year ended January 1, 2005 (File No. 333-101117)).

10.2	Second Supplemental Indenture, dated as of March 21, 2005, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee. (incorporated by reference to Exhibit 4.3 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K, file No. 333-101117, filed on March 24, 2005).

10.3	Letter Agreement amending Franklin C. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Franklin C. Paul (incorporated by reference to Exhibit 10.30 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the year ended January 1, 2005 (File No. 333-101117)).

10.4	Letter Agreement amending Carl F. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Carl F. Paul (incorporated by reference to Exhibit 10.31 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the year ended January 1, 2005 (File No. 333-101117)).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: May 17, 2005

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 17, 2005