Form 10-Q
period 2005-10-01
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2005-11-15
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 11, 2005

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED OCTOBER 1, 2005

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets at October 1, 2005 (unaudited) and January 1, 2005	3
Consolidated Statements of Operations for the three and nine months ended October 1, 2005 and October 2, 2004 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and October 2, 2004 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	32

Part II. Other Information

Item 6. Exhibits	33
Signatures	34
Rule 13a-14(a) / 15d-14(a) Certification of James D. Thompson
Rule 13a-14(a) / 15d-14(a) Certification of Virginia Bunte
Certification of James D. Thompson Pursuant to Section 906
Certification of Virginia Bunte Pursuant to Section 906
Certification of James D. Thompson
Certification of Virginia Bunte
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	October 1,	January 1,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$8,574,966
Receivables, net of allowances of $147,139 at October 1, 2005 and $161,838 at January 1, 2005	1,349,955	854,555
Inventories, net of reserves of $3,048,706 at October 1, 2005 and $1,385,650 at January 1, 2005	63,784,718	54,197,532
Prepaid and other current assets	6,458,149	6,405,525

Total current assets	71,592,822	70,032,578

Property and equipment:
Land and buildings	21,246,109	21,133,430
Equipment, furniture, fixtures and autos	18,231,807	15,174,320
Leasehold improvements and construction in progress	19,351,253	15,247,612

	58,829,169	51,555,362
Less: accumulated depreciation	(13,713,421)	(10,647,641)

Net property and equipment	45,115,748	40,907,721

Goodwill	41,634,525	41,634,525
Tradename	11,158,000	11,158,000
Trademarks	14,483,175	14,483,175

Customer database, net of accumulated amortization of $1,133,068 at October 1, 2005 and $849,801 at January 1, 2005	2,266,137	2,549,404
Debt issuance costs, net of accumulated amortization of $2,851,208 at October 1, 2005 and $2,062,104 at January 1, 2005	5,006,507	5,795,611
Other long-term assets	429,186	368,285

Total assets	$191,686,100	$186,929,299

Golfsmith International Holdings, Inc.
Consolidated Balance Sheets (continued)

	October 1,	January 1,
	2005	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable — bank	$3,679,640	$—
Accounts payable — trade	26,092,249	31,006,493
Accrued expenses and other current liabilities	14,061,076	18,717,115
Line of credit	2,945,000	—

Total current liabilities	46,777,965	49,723,608

Long-term debt	81,749,070	79,808,033
Deferred rent	3,735,989	3,084,367

Total liabilities	132,263,024	132,616,008

Stockholders’ equity:
Common stock —$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	21,594	21,594

Restricted common stock units –$.001 par value; 755,935 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	176,722	279,607
Accumulated deficit	(1,064,603)	(6,277,273)

Total stockholders’ equity	59,423,076	54,313,291

Total liabilities and stockholders’ equity	$191,686,100	$186,929,299

See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net revenues	$251,972,974	$236,621,309	$85,521,081	$73,895,536
Cost of products sold	161,494,699	155,755,165	55,638,319	49,378,753

Gross profit	90,478,275	80,866,144	29,882,762	24,516,783

Selling, general and administrative	74,803,234	68,992,648	25,438,975	21,920,978
Store pre-opening expenses	1,742,389	396,580	338,870	14,382

Total operating expenses	76,545,623	69,389,228	25,777,845	21,953,360

Operating income	13,932,652	11,476,916	4,104,917	2,581,423

Interest expense	(8,688,730)	(8,393,503)	(2,938,100)	(2,796,936)
Interest income	66,678	24,934	3,718	20,409
Other income	65,769	1,102,306	34,679	1,074,557
Other expense	(87,718)	(63,047)	(15,740)	(16,874)

Income before income taxes	5,288,651	4,147,606	1,189,474	862,579

Income tax expense	(75,981)	(1,549,718)	21,121	(326,924)

Net income	$5,212,670	$2,597,888	$1,210,595	$535,655

See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended
	October 1,	October 2,
	2005	2004
Operating Activities
Net income	$5,212,670	$2,597,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,009,894	3,995,053
Amortization of intangible assets	283,267	283,268
Amortization of debt issue costs and debt discount	2,730,141	2,430,367
Non-cash loss on write-off of property and equipment	1,027,177	387,902
Gain on sale of assets	(11,500)	(1,064,045)
Changes in operating assets and liabilities:
Accounts receivable	(495,400)	(1,180,737)
Inventories	(9,587,186)	4,720,731
Prepaid and other assets	(113,525)	(798,360)
Accounts payable — bank	3,679,640	—
Accounts payable — trade	(4,914,244)	(1,592,349)
Accrued expenses and other current liabilities	(4,653,797)	(1,742,849)
Deferred rent	651,622	333,600

Net cash provided by (used in) operating activities	(2,181,241)	8,370,469

Investing Activities
Capital expenditures	(9,248,117)	(4,973,719)
Proceeds from sale of assets	11,500	2,105,000

Net cash used in investing activities	(9,236,617)	(2,868,719)

Financing Activities
Principal payments on lines of credit	(22,891,589)	(33,475,151)
Proceeds from lines of credit	25,836,589	32,058,112
Other	(2,244)	(4,901)

Net cash provided by (used in) financing activities	2,942,756	(1,421,940)

Effect of exchange rate changes on cash	(99,864)	8,442
Change in cash and cash equivalents	(8,574,966)	4,088,252
Cash and cash equivalents, beginning of period	8,574,966	1,050,544

Cash and cash equivalents, end of period	$—	$5,138,796

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine months Ended
	October 1,	October 2,
	2005	2004
Supplemental cash flow information:
Interest payments	$7,914,814	$7,953,343
Tax payments	$376,607	$266,704
See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 1, 2005
1. Nature of Business and Basis of Presentation
Description of Business
     Golfsmith International Holdings, Inc. (“Holdings” or the “Company”), is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and a designer and marketer of golf equipment. The Company offers golf equipment from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. In addition, the Company offers its own proprietary brands, including Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolf TM and GiftsForGolf TM. As of October 1, 2005, the company marketed its products through 52 superstores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.
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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 1, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2005. The results of operations for the three and nine month periods ended October 1, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
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
Reclassification
     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. A reclassification of $6.2 million was made to the consolidated balance sheet as of January 1, 2005 to decrease both cash and cash equivalents and accounts payable in connection with outstanding checks written but not presented for payment prior to the balance sheet date. Reclassifications of $5.8 million and $1.8 million were made to the consolidated balance sheets as of October 2, 2004 and January 3, 2004, respectively, to decrease both cash and cash equivalents and accounts payable in connection with outstanding checks written but not presented for payment prior to the balance sheet date. The reclassifications are the result of the Company funding the related cash accounts at the time the outstanding checks are presented for payment, which has historically been after the date on which the reporting period ends, instead of the date on which the checks are written. All reclassifications have been appropriately recorded in the consolidated statements of cash flows.
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 1, 2005
Fiscal Year
     The Company’s fiscal year ends on the Saturday closest to December 31. The three months ended October 1, 2005 and October 2, 2004 both consist of thirteen weeks. The nine months ended October 1, 2005 and October 2, 2004 both consist of thirty-nine weeks.
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

	Nine months Ended		Three Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income — as reported	$5,212,670	$2,597,888	$1,210,595	$535,655
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	—	—	—	—
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(155,071)	(114,440)	(38,530)	(27,025)

Pro forma net income	$5,057,599	$2,483,448	$1,172,065	$508,630

3. Long-Lived Assets
     The Company accounts for the impairment or disposal of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. Included in selling, general and administrative expenses for the three months ended October 1, 2005 is a $0.4 million non-cash loss on the write-off of property and equipment. Included in selling, general and administrative expenses for the nine months ended October 1, 2005 is a $1.0 million non-cash loss on the write-off of property and equipment. The losses were primarily due to the anticipated remodeling of three stores in the fourth fiscal quarter of 2005, the remodeling of five stores in the second fiscal quarter of 2005 and the modification of one store to a smaller store layout in the second fiscal quarter of 2005, which resulted in certain assets having little or no future economic value. Included in selling, general and administrative expenses for the nine months ended October 2, 2004 is a $0.4 million non-cash loss on the write-off of property and equipment in the second fiscal quarter of 2004. The loss was primarily due to an anticipated retail store relocation, which resulted in certain assets having little or no future economic value.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 1, 2005
4. Intangible Assets
     The following is a summary of the Company’s intangible assets that are subject to amortization:

	October 1,	January 1,
	2005	2005
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,133,068)	(849,801)

Customer database net carrying amount	$2,266,137	$2,549,404

     Amortization expense related to finite-lived intangible assets was approximately $94,000 and $283,000 for each of the three and nine months ended October 1, 2005 and October 2, 2004, respectively, and is recorded in selling, general, and administration expenses on the consolidated statements of operations.
5. Debt
Senior Secured Notes
     On October 15, 2002, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes due in 2009 at a discount of 20%, or $18.75 million. The terms of the notes limit the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the notes also contain certain other covenants, including a restriction on capital expenditures. In March 2005, the indenture governing the notes was amended to revise the definition of capital expenditure basket to increase by $5.0 million the limitation on capital expenditures that may be made by Golfsmith or the guarantors of the notes during any given fiscal year. As of October 1, 2005, the Company believes it was in compliance with the covenants imposed by the indenture governing the notes.
Credit Facility
     Golfsmith has a revolving senior credit facility with $12.5 million availability, subject to a required reserve of $500,000. Borrowings under the credit facility are secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the senior credit facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At October 1, 2005, the Company had $2.9 million outstanding under the senior credit facility.
     In March 2005, several financial covenants in the senior credit facility were amended. The limit on capital expenditures in each fiscal year was increased to the greater of (a) one-third of Holdings’ EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow (as defined in the indenture to the senior secured notes) offer made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures. In addition, the covenants regarding minimum interest coverage ratios and minimum earnings levels were removed for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter. Finally, the definition of borrowing base in the senior credit facility was amended to include an availability block of $2.5 million, as used to calculate the borrowing base under the senior credit facility. As of October 1, 2005, the Company believes it was in compliance with the covenants in the credit facility.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 1, 2005
6. Guarantees
     Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At October 1, 2005, there were $2.9 million in borrowings outstanding under the senior credit facility and $81.7 million aggregate principal amount outstanding of the senior secured notes.
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
     The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and nine months ended October 1, 2005 and October 2, 2004, respectively, no material amounts have been accrued or paid relating to product warranties.
7. Accrued Expenses and Other Current Liabilities
     The Company’s accrued expenses and other current liabilities are comprised of the following at October 1, 2005 and January 1, 2005, respectively:

	October 1, 2005	January 1, 2005
Salaries and benefits	$2,286,518	$1,791,931
Interest	691,248	2,647,670
Allowance for returns reserve	935,013	1,326,394
Gift certificates	5,910,826	7,521,148
Taxes	1,863,331	3,169,661
Other	2,374,140	2,260,311

Total	$14,061,076	$18,717,115

8. Comprehensive Income
     The Company’s comprehensive income is composed of net income and translation adjustments. The following table presents the calculation of comprehensive income:

	Nine months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$5,212,670	$2,597,888	$1,210,595	$535,655
Translation adjustments	(102,885)	8,623	1,814	(31,735)

Total comprehensive income	$5,109,785	$2,606,511	$1,212,409	$503,920

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2005
9. Recently Issued Accounting Standards
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
     In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s net income, cash flows or financial position.

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
     We are a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and a designer and marketer of golf equipment. We sell brand name golf equipment from the industry’s leading manufacturers including Callaway®, Cobra®, FootJoy®, Ping®, Nike®, Taylor Made® and Titleist® as well as our own proprietary brands, Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolf TM and GiftsForGolf TM. We sell through multiple distribution channels consisting of:
•	52 superstores;

•	regular mailings of our clubmakers’ catalogs, which offer golf club components, and our consumer catalogs, which offer golf accessories, apparel and equipment; and

•	golfsmith.com, our online e-commerce website.
     We also operate a clubmaker training program and are the exclusive operator of the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.
Industry Trends
     Sales of our products are affected by increases and declines within the golf industry as a whole. According to national publications, the golf industry is a greater than $62 billion industry. We believe that increases and declines in the golf industry result from changes in the overall economy, the number of golf participants, the number of rounds of golf being played by these participants and the weather. According to a recent industry publication, golf had a base of over 27 million participants in the United States as of the end of calendar year 2004. We believe that since 1998, the overall worldwide premium golf club market has experienced only limited growth in dollar volume from year to year and that from 1999 to 2004 there was no material increase in the number of rounds played. Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% in 2004 as compared to 2003. In addition, Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% during the nine months ended September 30, 2005 as compared to the same period in 2004. However, the decline during the nine months ended September 30, 2005 was driven largely by a decline during the first quarter of calendar year 2005. Golf Datatech has reported that the rate of growth in the number of rounds played decreased 7.6% in the three months ended March 31, 2005, but increased 1.0% in the three months ended June 30, 2005, and 1.4% in the three months ended September 30, 2005, in each case compared to the corresponding period in 2004. We cannot assure you that a decline in the U.S. economy or a reduction in discretionary consumer spending would not impede growth in the worldwide market for golf-related products, including our products.
Superstores
     Our superstores range in size from 8,000 to 33,000 square feet and average approximately 17,000 square feet. Our superstores feature a wide selection of golf and tennis equipment, apparel and accessories from major brand manufacturers and also serve as the primary outlet in the United States for our proprietary branded products. Our superstores accounted for 75.3% and 72.1% of our net revenues for the three and nine months ended October 1, 2005, respectively, and 71.4% and 68.7% of our net revenues for the three and nine months ended October 2, 2004. Changes in the revenues that we generate from our superstores are driven primarily by the number of stores in operation and changes in comparable store sales. We had 52 and 42 superstores in operation as of October 1, 2005 and October 2, 2004, respectively. We consider sales of a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales of a relocated store to be comparable if the relocated store is expected to serve a comparable customer base. We consider sales of superstores with modified layouts to be comparable. We consider sales of stores that are closed to be comparable in the period leading up to closure if they have met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets.
     We intend to selectively expand our existing store base in existing as well as new markets that fit our selection criteria. We opened eight superstores during the nine months ended October 1, 2005, which consisted of six new stores and two relocated stores. There are no plans to open any superstores during the fourth quarter of fiscal 2005. All of the new stores built during fiscal 2005 are in the mold of our smaller store layout and average approximately 13,000 square feet. We closed two stores during the nine months ended October 1, 2005 due to the expiration of lease terms. In both instances where we closed a store, we subsequently opened a new store in 2005 to serve the same customer base of the closed stores. One of the two stores subsequently opened is considered a comparable store. We expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs.
     We plan to modify select superstores to feature our fitting and training specialty services that provide the customer with an experiential shopping experience that complements our product assortment. As of October 1, 2005, seven of our superstores provided precision golf equipment fitting through an arrangement with Hot Stix Technologies, or Hot Stix. During the remaining quarter of fiscal 2005, we plan to add or modify indoor hitting ranges in 24 existing superstores to feature this precision golf equipment-fitting technology. In addition, as of October 1, 2005, 24 of our superstores provided in-store golf lessons from a PGA professional through our relationship with GolfTEC Learning Centers, or GolfTEC. During the remaining quarter of fiscal 2005, we plan to modify three of our existing superstores to accommodate in-store golf lessons through GolfTEC.
     We also plan to modify select superstores to feature expanded hitting bays, putting greens and short game areas that provide the customer with an experiential shopping experience that complements our product assortment. We updated three superstores to provide this enhanced customer shopping experience during the nine months ended October 1, 2005. We further plan to continue to update and remodel existing superstores to provide a more consistent shopping experience among our superstores. In addition, during the nine months ended October 1, 2005, we updated 24 of our existing and new stores to feature tennis equipment, apparel and accessories, which as of October 1, 2005, were featured in 30 of our 52 stores. During the fourth quarter of fiscal 2005, we plan to modify three of our existing stores to feature tennis equipment, apparel and accessories. We modified one superstore to our smaller store layout during the nine months ended October 1, 2005. We do not have any current plans to modify any more of our superstores to the smaller store layout.
Specialty Services
     Over the past few years we have implemented a number of new initiatives and product offerings such as our “Playability Guarantee” program designed to ensure complete customer satisfaction with our customers’ purchase of golf clubs; our “Club Vantage” program that provides the customer with separately-priced repair service on any club purchase; the Golfsmith credit card which offers flexible payment options on any purchase; as described above, the availability of in-store custom golf equipment fitting through Hot Stix, which complements our existing custom fitting services and the availability of in-store golf lessons from a PGA professional through GolfTEC. We believe our continued market expansion combined with these new initiatives have contributed to increased market presence and brand recognition, as evidenced by the increase in our net revenues during the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004. You should read the discussion of our revenue growth below in “— Results of Operations.”
Products
     The majority of our sales are comprised of golf equipment, apparel and accessories from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, Taylor Made® and Titleist®. We also sell proprietary brand equipment, component, apparel and accessory products under the Golfsmith®, Lynx®, Snake Eyes®, Killer Bee®, Zevo®, GearForGolf TM and GiftsForGolf TM product lines. These private label lines are included in all of our sales distribution channels and generate higher gross profit margins than products we sell that are produced by other manufacturers. Sales of our proprietary brands constituted approximately 16.1% and 16.7% of our net revenues for the three and nine months ended October 1, 2005, respectively, and approximately 19.0% and 19.7% of our net revenues for the three and nine months ended October 2, 2004, respectively.
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
     Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, though occasionally our fiscal years will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended October 1, 2005 and October 2, 2004 each consisted of 13 weeks and the nine-month periods ended October 1, 2005 and October 2, 2004 each consisted of 39 weeks.
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
Inventory Valuation
     Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We estimate a reserve for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. We periodically review these reserves by comparing them to on-hand quantities, historical and projected rates of sale, changes in selling price and inventory cycle counts. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Shrink reserves are booked on a monthly basis at 0.4% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrink expense recorded in the statements of operations was 0.8% of net revenues during each of the three and nine months ended October 1, 2005, and 0.6% and 0.7% during the three and nine months ended October 2, 2004, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and reserve amounts recorded for periods outside of the physical inventory count dates. These reserve amounts are based on management’s estimates of shrink expense using historical experience.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
     We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. Based on our analyses, included in selling, general and administrative expenses for the three months ended October 1, 2005 is a $0.4 million non-cash loss on the write-off of property and equipment. Included in selling, general and administrative expenses for the nine months ended October 1, 2005 is a $1.0 million non-cash loss on the write-off of property and equipment. The losses were primarily due to the anticipated remodeling of three stores in the fourth fiscal quarter of 2005, the remodeling of five stores in the second fiscal quarter of 2005 and the modification of one store to a smaller store layout in the second fiscal quarter of 2005, which resulted in certain assets having little or no future economic value. Included in selling, general and administrative expenses for the nine months ended October 2, 2004 is a $0.4 million non-cash loss on the write-off of property and equipment in the second fiscal quarter of 2004. The loss was primarily due to an anticipated retail store relocation, which resulted in certain assets having little or no future economic value.
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
     We closed two stores during the nine months ended October 1, 2005 due to the expiration of lease terms. There were not any expenses associated with either closed store recorded in accordance with SFAS No. 146. In both instances where we closed a store, we subsequently opened a new store in 2005 to serve the same customer base of the closed stores. We did not close any stores in fiscal 2004. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.
Operating Leases
     We lease stores under operating leases. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year. We record direct costs incurred to affect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Deferred Tax Assets
     A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of October 1, 2005, we recorded a full valuation allowance against accumulated deferred tax assets of $4.3 million due to the uncertainties regarding the realization of deferred tax assets primarily based on our cumulative loss position over the past three years. If we begin to generate taxable income in a future period or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
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
     In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on our net income, cash flows or financial position.
Results of Operations
Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004
     We had net revenues of $85.5 million, operating income of $4.1 million and net income of $1.2 million in the three months ended October 1, 2005 compared to net revenues of $73.9 million, operating income of $2.6 million and net income of $0.5 million in the three months ended October 2, 2004.
     The $11.6 million increase in net revenues from the three months ended October 2, 2004 to the three months ended October 1, 2005 was mostly comprised of a $8.4 million increase in non-comparable store net revenues and a $3.2 million, or 6.2%, increase in comparable store net revenues. In comparison, comparable store net revenues for the three months ended October 2, 2004 decreased by $3.5 million, or 7.9%. We believe the increase in comparable store net revenues from the three months ended October 2, 2004 to the three months ended October 1, 2005 was due in part to the negative comparable results reported during the three months ended October 2, 2004. Additionally, we believe the comparable store net revenue increase is influenced by the increase in the number of golf rounds played in the U.S. during the three months ended September 30, 2005 of 1.4%, as compared to the same period in 2004, as reported by Golf Datatech. Further, we believe the comparable store increases were influenced by improvement in our post-sale product return rates. Non-comparable store net revenues include revenues from eleven stores in operation that were opened subsequent to October 2, 2004. Direct-to-consumer channel net revenues increased $0.3 million, or 1.4%, from the three months ended October 2, 2004 to the three months ended October 1, 2005. International net revenues decreased by $0.3 million, or 20.4%, from the three months ended October 2, 2004 to the three months ended October 1, 2005 due primarily to the sale of the rights to a trademark in fiscal 2004. Sales of products using this trademark contributed approximately one-third of international net revenues during the three months ended October 2, 2004 but did not contribute any international net revenues during the three months ended October 1, 2005.
     For the three months ended October 1, 2005, gross profit was $29.9 million, or 34.9% of net revenues, compared to $24.5 million, or 33.2% of net revenues, for the three months ended October 2, 2004. Increased net revenues for the three months ended October 1, 2005 compared to the three months ended October 2, 2004 led to higher gross profit for the three months ended October 1, 2005. The increase in gross margin percentage was due to increases in vendor allowances, which resulted in higher margins, and to us realizing economies of scale due to continued retail store growth, which has allowed us to purchase products in higher volumes with more favorable pricing.
     Selling, general and administrative expenses increased $3.5 million to $25.4 million for the three months ended October 1, 2005 from $21.9 million for the three months ended October 2, 2004. Increased selling, general and administrative expenses for the three months ended October 1, 2005 compared to the three months ended October 2, 2004 resulted from an increase in expenses of $3.1 million related to general operations for non-comparable retail stores, an increase of $1.0 million related to general operations for existing retail stores, offset by a decrease of $0.6 million related to general operations for corporate and international expenses.
     Store pre-opening costs include costs associated with hiring and training personnel, supplies and occupancy and miscellaneous costs related to new store openings and are expensed as incurred. During the three months ended October 1, 2005, we incurred $0.3 million in store pre-opening expenses related to the opening of three new retail locations during the third fiscal quarter of 2005, consisting of two new stores and one relocated store. During the three months ended October 2, 2004, we incurred approximately $14,000 in store pre-opening expenses related to residual costs from the opening of four new retail locations during the first quarter of fiscal 2004.
     Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $2.9 million and $2.8 million for the three months ended October 1, 2005 and October 2, 2004, respectively. For further discussion, see “—Liquidity and Capital Resources —Senior Secured Notes” and “—Liquidity and Capital Resources —Credit Facility” below.
     Other income for the three months ended October 2, 2004 was $1.1 million and related almost entirely to the sale of certain trademarks for Lynx in Europe, Malaysia, Thailand and Singapore to a third party in August 2004. We received proceeds of $2.1 million, net of direct costs associated with the sale, and recorded a gain on the sale of approximately $1.1 million. Other income was not material for the three months ended October 1, 2005.
     We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the three months ended October 1, 2005 due to a full valuation allowance being recorded. Income tax benefit of $21,121 during the three months ended October 1, 2005 represents foreign income tax benefit. Income tax expense was $0.3 million, or 37.9% of pre-tax net income, for the three months ended October 2, 2004.
Nine months Ended October 1, 2005 Compared to Nine months Ended October 2, 2004
     We had net revenues of $252.0 million, operating income of $13.9 million and net income of $5.2 million in the nine months ended October 1, 2005 compared to net revenues of $236.6 million, operating income of $11.5 million and net income of $2.6 million in the nine months ended October 2, 2004.
     The $15.4 million increase in net revenues from the nine months ended October 2, 2004 to the nine months ended October 1, 2005 was mostly comprised of a $19.5 million increase in non-comparable store net revenues offset by a decrease in comparable store net revenues of $0.3 million, or 0.2%, a decrease in direct-to-consumer channel net revenues of $2.4 million, or 3.5%, and a decrease in international net revenues of $1.4 million, or 25.9%. In comparison, comparable store net revenues for the nine months ended October 2, 2004 increased by $2.9 million, or 2.5%. We believe the decrease in comparable store net revenues from the nine months ended October 2, 2004 to the nine months ended October 1, 2005 was due to the increased competition in select markets and was influenced by the 0.1% decrease in the number of golf rounds played in the U.S. during the nine months ended October 1, 2005 as compared to the same period in 2004, as reported by Golf Datatech. Non-comparable store net revenues include revenues from eleven stores in operation that were opened subsequent to October 2, 2004 and five stores that became comparable during the nine months ended October 1, 2005, but which contributed $4.2 million in non-comparable store net revenues during the nine months ended October 1, 2005. The decrease in direct-to-consumer channel net revenues was primarily due to planned reductions in catalog circulation intended to improve direct-to-consumer channel profitability. The decrease in international net revenues was primarily due to the sale of the rights to a trademark in fiscal 2004. Sales of products using this trademark contributed approximately one-third of international net revenues during the nine months ended October 2, 2004 but did not contribute any international net revenues during the nine months ended October 1, 2005.
     For the nine months ended October 1, 2005, gross profit was $90.5 million, or 35.9% of net revenues, compared to $80.9 million, or 34.2% of net revenues, for the nine months ended October 2, 2004. Increased net revenues for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004 led to higher gross profit for the nine months ended October 1, 2005. The increase in gross margin percentage was due to increases in vendor allowances, which resulted in higher margins, and to us realizing economies of scale due to continued retail store growth, which has allowed us to purchase products in higher volumes with more favorable pricing.
     Selling, general and administrative expenses increased $5.8 million to $74.8 million for the nine months ended October 1, 2005 from $69.0 million for the nine months ended October 2, 2004. Increased selling, general and administrative expenses for the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004 resulted from an increase in expenses of $7.2 million related to general operations for non-comparable retail stores, offset by a decrease of $1.0 million related to general operations for corporate and international expenses and a decrease of $0.4 million related to general operations for existing retail stores.
     Store pre-opening costs include costs associated with hiring and training personnel, supplies and occupancy and miscellaneous costs related to new store openings and are expensed as incurred. During the nine months ended October 1, 2005, we incurred $1.7 million in store pre-opening expenses related to the opening of eight new retail locations during the nine months ended October 1, 2005, consisting of six new stores and two relocated stores. During the nine months ended October 2, 2004, we incurred $0.4 million in store pre-opening expenses related to the opening of four new retail locations.
     Other income for the nine months ended October 2, 2004 was $1.1 million and related almost entirely to the sale of certain trademarks for Lynx in Europe, Malaysia, Thailand and Singapore to a third party in August 2004. We received proceeds of $2.1 million, net of direct costs associated with the sale, and recorded a gain on the sale of approximately $1.1 million. Other income was not material for the nine months ended October 1, 2005.
     Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior credit facility with a financial institution. Interest expense was $8.7 million and $8.4 million for the nine months ended October 1, 2005 and October 2, 2004, respectively. For further discussion, see “—Liquidity and Capital Resources —Senior Secured Notes” and “—Liquidity and Capital Resources —Credit Facility” below.
     We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the nine months ended October 1, 2005 due to a full valuation allowance being recorded. Income tax expense of $75,981 during the nine months ended October 1, 2005 represents foreign income tax expense. Income tax expense was $1.5 million, or 37.4% of pre-tax net income, for the nine months ended October 2, 2004.
Liquidity and Capital Resources
Cash Flows
     As of October 1, 2005, we had no recorded cash and cash equivalents on our consolidated balance sheet due to outstanding checks written and not presented for payment that are recorded as a liability on our consolidated balance sheet, as discussed in Note 1 to our unaudited consolidated financial statements included in this report. As of October 1, 2005, we had working capital of $24.8 million and outstanding debt obligations of $84.7 million. We had $9.1 million in borrowing availability under our credit facility as of October 1, 2005, after giving effect to required reserves of $500,000.
Operating activities
     Net cash used in operating activities was $2.2 million for the nine months ended October 1, 2005, compared to net cash provided by operating activities of $8.4 million for the nine months ended October 2, 2004.

     The increase in net cash used in operating activities of $10.6 million from the nine months ended October 2, 2004 to the nine months ended October 1, 2005 was principally due to an increase in cash outflow of $14.3 million for the purchase of inventory offset by an increase in net income of $2.6 million for the nine months ended October 1, 2005. The increase in cash used in operating activities of $14.3 million related to inventory was primarily the result of an increase in the number of retail superstores, from 42 stores as of October 2, 2004 to 52 stores as of October 1, 2005, and the related increase in inventory stock. Additionally, strategic initiatives to optimize inventory levels in our retail locations combined with additive inventory for tennis product and apparel increased inventory levels and the cash requirements to fund the increased inventory levels.
Investing activities
     Net cash used in investing activities was $9.2 million for the nine months ended October 1, 2005, compared to net cash used in investing activities of $2.9 million for the nine months ended October 2, 2004. Net cash used in investing activities for the nine months ended October 1, 2005 was almost entirely the result of capital expenditures for new and existing stores. Net cash used in investing activities for the nine months ended October 2, 2004 of $2.9 million was the result of $5.0 million in capital expenditures, offset by proceeds of $2.1 million from the sale of assets. We sold our trademarks for Lynx® in certain jurisdictions outside the United States in August 2004 for gross proceeds of $2.1 million.
Financing activities
     Net cash provided by financing activities was $2.9 million for the nine months ended October 1, 2005 and primarily consisted of proceeds from our senior credit facility, net of payments, compared to net cash used in financing activities of $1.4 million for the nine months ended October 2, 2004, which primarily consisted of payments made on our senior credit facility, net of proceeds.
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
     Golfsmith is required by the indenture governing the notes to make the first principal payment on the senior secured notes of $18.75 million in fiscal 2007. Should cash flows from operations and from our senior credit facility be insufficient, we will be required to seek additional funding to make the principal payment. We cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms.

Credit Facility
     We have a revolving senior credit facility with borrowing availability of up to $12.5 million (subject to required reserves of $500,000), subject to customary conditions, to fund our working capital requirements and for general corporate purposes. The senior credit facility expires in April 2007. Three of our subsidiaries are borrowers under the senior credit facility and we, Golfsmith and our other subsidiaries fully and unconditionally guarantee the senior credit facility. Borrowings under our credit facility are secured by a pledge of our inventory, receivables, and certain other assets. The credit agreement provides for same-day funding of the revolver, as well as letters of credit up to a maximum of $1 million. Borrowings under the credit facility may be made, at our option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) the Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. We are also required to pay a monthly commitment fee equal to 0.5% of the undrawn availability, as calculated under the agreement.
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
     Due to our accelerated growth plans, we believe that the modification of the capital expenditure limit better matches our currently projected cash needs. We do not believe that the addition of the availability block described above will materially impact our borrowing availability in fiscal 2005. As of October 1, 2005, we had $2.9 million in borrowings outstanding, and $9.1 million of borrowing availability after giving effect to required reserves of $500,000 under the credit agreement and we believe we were in compliance with the covenants contained in the senior credit facility.
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
Capital Expenditures
     Subject to our ability to generate sufficient cash flow, in fiscal year 2005 we currently plan to spend $11.0 million to $13.0 million on corporate projects, to open additional stores and/or to retrofit, update or remodel existing stores, of which $9.2 million was expended during the nine months ended October 1, 2005.

Contractual Obligations
     Our future contractual obligations related to long-term debt, noncancellable operating leases and purchase obligations at October 1, 2005 are as follows:

	Payments Due by Period
Contractual		Less than			After 5
Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Long-term debt (1)	$93,750	$—	$18,750	$75,000	$—
Operating leases	$125,619	$15,946	$30,727	$27,088	$51,858
Purchase obligations (2)	$4,505	$3,326	$786	$393	$—

Total	$223,874	$19,272	$50,263	$102,481	$51,858

(1)	Long-term debt represents principal payments required to be made on the senior secured notes. Interest payments on the notes are required semi-annually and are calculated at 8.375% of the aggregate principal amount at maturity of notes then outstanding.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.
     We expect that our principal uses of cash for the next several years will be interest payments on the senior secured notes and our senior credit facility, capital expenditures, primarily for new store openings and existing store updates and remodels, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing the notes), working capital requirements and our contractually obligated operating lease payments. We expect to spend approximately $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. Additionally, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. As of the end of fiscal 2004, we determined that we did not have any excess cash flow, as defined in the indenture, and we were thus not required to offer to repurchase any of the notes. We believe that cash from operations combined with borrowing availability under our senior credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from our senior credit facility be insufficient. As of October 1, 2005, we had $9.1 million of borrowing availability under the senior credit facility after giving effect to required reserves of $500,000. We believe that the financial support of our principal stockholder and the use of our senior credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations and from our senior credit facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for a discussion of the risks affecting our operations.
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
Interest Rate Risk
     The interest payable on our senior credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of October 1, 2005, if the maximum available under the credit facility of $12.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by ten percentage points, our interest expense would have increased by $1.25 million on an annual basis, thereby materially affecting our results from operations and cash flows. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
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
     In addition, we do not believe there has been any material increase in golf participation or the number of golf rounds played since 1999. The number of rounds played in the U.S. dropped to 495 million in 2003 from 518 million in 2000, perhaps reflecting the general decline in the U.S. economy. We believe that the golf industry did not experience growth in 2004. Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% in 2004 as compared to 2003. Additionally, Golf Datatech has reported that the number of golf rounds played in the United States declined 0.1% in the nine months ended September 30, 2005 as compared to the same period in 2004. We cannot assure you that the overall dollar volume of the worldwide market for golf-related products will grow, or that it will not decline, in the future.
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
     Increased competition in our markets due to the entry of new competitors, including companies that currently supply us with products that we sell, could reduce our net revenues. Our competitors currently include other specialty retailers, mass merchandise retailers, conventional sporting goods retailers, on-course pro shops, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional and specialty golf retailers are expanding more aggressively in marketing brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have been in business longer than we have and/or have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our profitability.
New superstores that we may open may divert our limited capital resources away from other areas of our business and may not be profitable, which could adversely affect the profitability of our company as a whole.
     Our strategy involves opening additional superstores in new and existing markets. During the nine months ended October 1, 2005, we opened eight new stores, which consisted of six new stores and two relocated stores, incurring $1.7 million in related pre-opening expenses and $4.1 million in related capital expenditures. There are no plans to open any superstores during the fourth quarter of fiscal 2005. We expect to spend $1.5 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. This amount is an estimate and actual store opening costs may vary. We intend to fund new store openings through cash flow from operations. Our senior credit facility and the indenture governing our senior secured notes significantly restrict our ability to incur indebtedness and to make capital expenditures. We may not have or be able to obtain sufficient funds to fund our planned expansion.
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
     We lease 51 of our 52 current superstores. In the nine months ended October 1, 2005, we closed two stores when their leases expired. In both instances, we opened a new superstore in 2005 in order to serve the same customer base of the closed stores. We cannot assure you that we will be able to maintain our existing store locations as leases expire, or that we will be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be reduced.
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
     Our results of operations depend in part on the success of our direct-to-consumer distribution channels, which consist of our catalog and Internet operations. Our direct-to-consumer distribution channels accounted for 26.1% and 28.8% of our net revenues for the nine-month periods ended October 1, 2005 and October 2, 2004, respectively. Within our direct-to-consumer distribution channels, the success of our catalog operations also contributes to the success of our Internet operations, as many of our customers who receive catalogs choose to purchase products through our website. We believe that the success of our catalog and Internet operations depends on our ability to:
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
     Our future success depends, in large part, on the continued service of James Thompson, our president and chief executive officer, who possesses significant expertise and knowledge of our business and markets. We do not maintain key person insurance on any of our officers or managers. We have entered into an employment agreement with Mr. Thompson that expires, subject to automatic one-year extensions, in October 2006. Any loss or interruption of the services of Mr. Thompson prior to or upon expiration of his employment agreement could significantly reduce our ability to effectively manage our operations and implement our growth strategy because we cannot assure you that we would be able to find an appropriate replacement should the need arise.
We are controlled by one stockholder, which may give rise to a conflict of interest.
     As of October 1, 2005, Atlantic Equity Partners III, L.P. owned 74.3% of our common stock on a fully diluted basis, including outstanding stock options. All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital Ltd., which operates Atlantic Equity Partners III, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.
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
     Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure such as discounts for bulk mailings and sorting by zip code and carrier routes for our catalogs. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly during the past three fiscal years, and our future paper costs are subject to supply and demand forces external to our business. A material increase in postal rates, such as the announced 2006 postal rate increase of 5.4%, or printing or paper costs for our catalogs could materially decrease our net income.

A disruption in the service of our primary delivery service for our direct-to-consumer sales may decrease our profitability.
     During the nine-month periods ended October 1, 2005 and October 2, 2004, we generated 26.1% and 28.8%, respectively, of our net revenues through our direct-to-consumer sales channels. We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our catalogs and Internet site to our customers in the United States. Any significant interruption in UPS’s services would impede our ability to deliver our products through our direct-to-consumer channels, which could cause us to lose sales and/or customers. In the event of an interruption in UPS’s services, we may not be able to engage alternative carriers to deliver our products in a timely manner on equally favorable terms. If we incur higher shipping costs, we may be unable to pass these costs on to our customers, which could decrease our profitability.
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
Our sales could decline if we are unable to process increased traffic on our website or to prevent unauthorized security breaches.
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
     Internal Control over Financial Reporting. During the nine months ended October 1, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 6. Exhibits

10.1	Golfsmith International, Inc. Annual Management Incentive Plan, effective as of August 25, 2005 (incorporated by reference to Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (File No. 333-101117) filed on August 30, 2005)

10.2	Golfsmith International, Inc. Annual Management Incentive Plan Form of Individual Notice of Award, effective as of August 25, 2005 (incorporated by reference to Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (File No. 333-101117) filed on August 30, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: November 15, 2005

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: November 15, 2005