Form 10-K
period 2005-12-31
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2006-03-31
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
None of the registrant’s common stock is held by non-affiliates of the registrant.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at March 24, 2006

$.001 par value	21,594,597 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2005

(ii)

COMPANY INFORMATION
          Golfsmith International Holdings, Inc. was formed on September 4, 2002 and became the parent company of Golfsmith International, Inc. on October 15, 2002 when it acquired all of the outstanding stock of Golfsmith International, Inc. Golfsmith International Holdings, Inc. is a holding company and has no material assets other than all of the capital stock of Golfsmith International, Inc. In this Annual Report, unless the context indicates otherwise, the term “Golfsmith’’ refers to Golfsmith International, Inc. and its subsidiaries. The term “Golfsmith Holdings’’ refers to Golfsmith International Holdings, Inc. and its subsidiaries. The terms “we,’’ “us’’ and “our’’ refer to Golfsmith prior to its acquisition by Golfsmith Holdings and to Golfsmith Holdings after giving effect to the acquisition of Golfsmith. Our principal executive office is located at 11000 N. IH-35, Austin, Texas 78753-3195, and our telephone number is (512) 837-8810. Our Internet site address is www.golfsmith.com.
CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS
          This Annual Report on Form 10-K contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include but are not limited to:
•	the timing, amount and composition of future capital expenditures;

•	the timing and number of new store openings and our expectations as to the costs associated with new store openings;

•	the timing and completion of the remodeling of our existing stores; and

•	our plans to grow particular areas of our business, including sales of our proprietary branded products, our apparel and tennis products.
          These statements may be found in the sections of this Annual Report entitled “Risk Factors,’’ “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and “Business’’ and in this Annual Report generally, including the sections of this Annual Report entitled “Business — Overview’’ and “Business — Industry,’’ which contain information obtained from independent industry sources. Actual results could differ materially from those anticipated these forward-looking statements as a result of various factors, including all the risks discussed elsewhere in this Annual Report.
          In addition, statements that use the terms “believe,’’ “expect,’’ “plan,’’ “intend,’’ “estimate,’’ “anticipate’’ and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this Annual Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I
Item 1. Business
Overview
          Golfsmith is the nation’s largest specialty retailer of golf equipment, apparel and accessories based on sales. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf retail industry. We operate as an integrated multi-channel retailer, providing our customers, who we refer to as guests, the convenience of shopping in our 52 stores across the nation, through our leading Internet site, www.golfsmith.com, and from our comprehensive catalogs. Our stores feature an activity-based shopping environment where our guests can test the performance of golf clubs in our in-store hitting areas. We offer an extensive product selection that features premier national brands as well as our proprietary products and pre-owned clubs. We also offer a number of guest services and customer care initiatives that we believe differentiate us from our competitors, including our SmartFitTM custom club-fitting program, in-store golf lessons, our club trade-in program, our 90-day playability guarantee, our 115% low-price guarantee and our proprietary credit card. Our advanced distribution and fulfillment center and sophisticated management information systems support and integrate our distribution channels and provide a strong and scalable platform to support our planned expansion.
          We began as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog. Over the next 25 years, we continued to expand our product offerings, opened larger retail stores and expanded our direct-to-consumer business by adding to our catalog titles. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, an investment fund managed by First Atlantic Capital, Ltd. acquired us from our original founders, Carl, Barbara and Franklin Paul.
Store Operations
          We are the only coast-to-coast golf and tennis retailer in the United States. We opened our first golf store in 1992 and currently operate 52 stores in 13 states. The locations of our stores are more fully described in Item 2, “Properties.”
          We design our stores to provide an exciting, activity-based shopping environment that resonates with the golf and tennis enthusiast and highlights our extensive product offering. We have determined that our store concept is best suited to a 15,000 to 20,000 square foot format. We currently operate larger and smaller stores, based on our historical store base. In the future we may determine to open new stores outside of this basic range depending on local market demographics and real estate prices and availability.
          A typical Golfsmith store offers a full line of premier branded clubs, balls, apparel and accessories, as well as our proprietary branded products. Most of our stores also offer club components, clubmaking tools, supplies and on-site clubmaking, custom clubfitting and club repair services. Our stores incorporate technology, lessons and club demos in a range-like setting. All of our stores offer hitting areas, putting greens and ball launch monitor technology. Our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a wider assortment of demo clubs.
          We have entered into relationships with Hot Stix® Technologies and GolfTEC Learning Centers to provide precision club fitting and PGA certified golf instruction to our guests. We currently have GolfTEC Learning Centers in 27 of our 52 stores as of December 31, 2005 and Hot Stix® Technology in 31 of our stores.
          We intend to selectively expand our store base in existing and new markets in locations that fit our selection criteria, which include:
•	demographic characteristics, such as a high number of avid golfers and above-average annual household incomes;

•	visibility from and access to highways or other major roadways;

•	the level of our penetration in a given market, either through our existing retail stores or our direct-to-consumer channel;

•	original equipment manufacturer information indicating that a location is within a top merchandising market;

•	proximity to a large metropolitan area;

•	presence and strength of competition;

•	the ability to obtain favorable lease terms; and

•	“Big Box’’ retail co-tenants that are likely to draw guests who we would otherwise target within the site’s relevant market.
     After we identify a potential site, we analyze demographic and competitive data to project store revenues and develop profitability forecasts. Once we approve a site, we negotiate lease terms and begin planning the appropriate store design and configuration for the particular location.
          Our stores accounted for 72.3% of our net revenues in fiscal 2005, 69.0% in fiscal 2004 and 62.9% in fiscal 2003. From January 2003 to December 2005, we increased the number of our stores from 26 to 52.
Direct-to-Consumer
          Our direct-to-consumer channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our guests a complete line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 25.7% of our net revenues in fiscal 2005, 28.5% in fiscal 2004 and 34.5% in fiscal 2003. The decrease in the percentage of our net revenues derived from our direct-to-consumer channel correlates with our increased number of stores and the related growth in net revenues.
Internet
          We offer over 33,000 golf and tennis products through our Internet site, www.golfsmith.com, which we began in 1997. We also have 24 registered domain names that link to www.golfsmith.com.
          Our Internet site features, among other things:
•	An online custom SmartFitTM club-fitting for all golf clubs;

•	An in-store pick-up delivery option;

•	A retail store locator;

•	A full pre-owned club selection;

•	A club trade-in program;

•	Designated “Women’s” and “Tennis” shopping sections; and

•	Additional “How-to-buy” and golf and tennis play tips.
          Our Internet site also complements our retail stores and catalogs by building guest awareness of our brand and acting as an effective marketing vehicle for new product introductions, special product promotions and our proprietary branded products.
Catalogs
          We have a 39-year history as a catalog retailer. Our principal catalog publications are the “Golfsmith Consumer Catalog’’ and the “Golfsmith Clubmaking Catalog.’’ In 2005, we launched our first Annual Buyer’s Guide, which is designed to be the most extensive and informative catalog of golf-related equipment and accessories, providing pictures and descriptions of many of the 12,000 SKUs offered. We also launched our “Drive’’ catalog in 2005, to specifically target the woman golfer. Our catalog titles are designed and produced by our in-house staff of writers, photographers and graphic artists. The monthly production and distribution schedule of our consumer catalogs permits us to introduce new products regularly and make price adjustments as necessary.
          We maintain one of the largest information databases in our industry containing approximately 2.5 million names of guests who have purchased our products since 2000 and other individuals who have requested to receive our periodic mailings. We have developed this database largely through our catalog and Internet site order processing and, to a lesser extent, through contests and point-of-sale data collection in our stores. We use statistical evaluation and selection techniques to determine which guest segments are likely to contribute the greatest revenues per mailing.
Products and Merchandising
          We offer a broad assortment of golf and tennis brands and products, including our own proprietary brands, through our retail stores, catalogs and our Internet site. We generally price our products consistently across our channels. We also tailor the merchandise selection in our particular stores to meet the regional preferences of our customers.

Premier Branded Products
          We are one of the largest retailers of premier branded golf merchandise.
•	Clubs. We carry a wide variety of premier branded golf clubs from leading national golf manufacturers including Callaway®, Cobra®, Nike®, Ping®, TaylorMade®, Titleist® and Cleveland®.

•	Apparel and footwear. We offer a range of golf and tennis apparel including shirts, sweaters, vests, pants, shorts and outerwear along with such accessories as jewelry, watches and leather goods from such premier brands as adidas®, Callaway®, Greg Norman®, Nike® and Ping®. We also offer footwear for both golf and tennis for men, women and juniors from such top national brands as adidas®, Bite®, Callaway®, Ecco®, Etonic®, FootJoy®, Lady Fairway®, Nike® and Oakley®.

•	Golf balls. We offer a broad range of nationally recognized golf ball brands including Bridgestone®, Callaway®, MaxFli®, Nike®, Titleist® and Top-Flite®. These premier branded golf balls provide our guests with the ability to select products that suit their desire for distance and control.

•	Accessories. We provide an extensive range of golf and tennis accessories to support our guests’ golf and tennis activities including tees, sunglasses, cleaning and repair kits, towels, tennis bags, tennis strings and golf cart heaters. The premier brands of the accessories that we offer include Bushnell®, Coleman®, Head®, Nike®, Oakley®, Prince®, Team Effort® and Wilson®.

•	Racquets. We offer a variety of premier national tennis racquet brands, such as Babolat®, Head®, Prince®, Volkl® and Wilson®.
Golfsmith Proprietary Brands
          Our proprietary trademarks and service marks include Golfsmith®, Black Cat®, Crystal Cat®, Killer Bee®, Lynx®, Parallax®, Predator®, Snake Eyes®, Tigress®, Zevo®, ASITM, GearForGolfTM and GiftsForGolfTM. In fiscal 2005, our proprietary branded products accounted for $50.3 million of our net sales. We maintain proprietary merchandise in a number of categories including clubs, gloves, apparel, golf bags and shoes.
          Our proprietary brands provide high quality products at attractive prices and generally have higher gross margins than the non-proprietary branded products we offer. We control the product development of our proprietary brands through our internal research and development team
          We position our proprietary branded products to target a different customer base so as not to compete with the premier-branded merchandise that we offer. By maintaining an inventory of premier branded merchandise and our proprietary brands, we are able to supply our guests a broad assortment of products along a continuum of price points. We believe that in addition to representing an attractive source of revenues and profits, our portfolio of proprietary brands also enhances recognition of the “Golfsmith’’ national brand.
Club Components
          We offer a large selection of club components, including club heads (consisting primarily of our proprietary brands), shafts and grips from the leading national brands in club components, including Aldila®, Fujikura®, Golf Pride®, Lamkin®, Royal Precision®, True Temper®, UST® and Winn®.
Innovative Customer Care Initiatives
          We offer our guests the following initiatives to foster their loyalty and promote confidence in their purchases:
•	90/90 Playability Guarantee. This initiative allows our guests to purchase and use certain clubs for up to 90 days. If a guest decides to return the clubs, we offer the guest a merchandise credit worth 90% of the price of the clubs.

•	115% Price Guarantee. We offer a 115% low price guarantee whereby we will refund 115% of the difference in purchase price if a guest notifies us within 30 days of purchase of a lower price offered by another authorized retailer.

•	Club Trade-Ins. Our Club Trade-In Program allows guests to receive a merchandise credit for their pre-owned clubs which can be applied toward the purchase price of new clubs or other products. Guests can trade-in their clubs at any store or through our Internet site. We sell the pre-owned clubs that we acquire through this program in our stores and through our Internet site.

•	Golfsmith Credit Card. We offer our own proprietary credit card, which provides our qualified guests with flexible payment options for their Golfsmith purchases. As a result of our partnership with Wells Fargo, we do not bear any of the financing risk associated with this program.
          As part of our guest-first philosophy, we also provide our guests with a number of innovative golf and tennis-related services, including the following:
•	SmartFitTM Custom Club Fitting Program. We offer guests the ability to customize premier and proprietary branded clubs to the guest’s physical profile (height, wrist-to-floor distance and hand size), swing speed and their desired game characteristics (trajectory, control and distance). Our SmartFitTM program is available to our guests at every store, as well as through our Internet site and catalogs.

•	Hot Stix® Precision Equipment Recommendation. We license Hot Stix® proprietary technology, which analyzes a guest’s swing and recommends the type of clubs and golf balls from our inventory that are best suited to that individual.

•	GolfTEC Learning Centers. Our relationship with GolfTEC Learning Centers complements our outstanding caddy team by providing in-store golf instruction. GolfTEC’s proprietary system features digital video, motion analysis and ball-flight projection to allow its staff of PGA-certified teaching pros to analyze our guest’s swing and compare it to a database of the swings of various professional golfers. As of December 31, 2005, GolfTEC provided in-store golf lessons in 27 of our stores. During 2006, we plan to modify three of our existing stores to accommodate in-store golf lessons by GolfTEC.

•	Club Repair and Clubvantage Program. We offer repair services at all of our stores. In order to encourage guests to use these services, we offer two-year and three-year plans under our Clubvantage program that enable guests to cover the labor costs associated with re-gripping, re-shafting and repairing individual clubs or club sets for an upfront fee. The program provides additional benefits, such as an additional credit on any clubs that are traded-in and a savings certificate for the Harvey Penick Golf Academy.

•	Expert Racquet Stringing. As a member of the U.S. Racquet Stringers Association, we are able to offer our guests expert racquet stringing services.
Marketing and Advertising
          We employ a combination of print, broadcast, radio, direct mail, e-mail and billboard media, as well as in-store events, to drive awareness of the Golfsmith brand, our multi-channel business model and our product selection. On the local level we run newspaper advertisements to promote stores and store events. On the national level, we run printed advertisements in national magazines, such as Golf Digest®, Golf World and Golf for Women. In the past, we have run national advertisements on The Golf Channel® and local television advertisements in select markets to complement our direct marketing campaign. To manage costs and increase effectiveness, we have expanded the use of e-mail for direct marketing.
          The catalogs and magazines that we distribute throughout the year are also an important marketing tool. We mail more than 10 million catalogs annually. We believe that our catalogs drive online and in-store traffic and also expand recognition of the Golfsmith® brand.
          We employ additional marketing activities prior to key shopping periods, such as Father’s Day and Christmas, and in connection with specific sales and promotions. In particular, we hold various theme- or activity-based promotions throughout the year that drive additional traffic into our stores, including demonstration days, appearances by PGA golfers, tour vans and events focusing primarily on the female guest. To reinforce our multi-channel model, we coordinate these events across both our retail store and direct-to-consumer channels.

Management Information Systems
          Our management information systems provide us with a network and applications that are reliable, scalable and easy to use, maintain and modify. Our management information systems are based on the Oracle ERP system with additional integrated state-of-the-art systems. This infrastructure fully integrates all major aspects of our business across all channels, improves our back-office capabilities, enhances management reporting and analysis capabilities through rapid access to data, lowers operating costs and improves and expands our direct marketing capabilities.
          Our in-store, point-of-sale system tracks all sales by category, style and item and allows us to routinely compare current performance with historical and planned performance. The information gathered by this system also supports automatic replenishment of inventory and is integrated into product buying decisions. The system has an intuitive, user-friendly interface that minimizes new user training requirements, allowing our caddies to focus on serving our guests.
          The majority of our hardware resides at our corporate headquarters. We have implemented redundant servers and communication lines to limit downtime in the event of power outages or other potential problems. System administrators and network managers monitor and operate our network operations and transactions-processing systems to ensure the continued and uninterrupted operation of our Internet site and transaction-processing systems. Our focus on reliability, availability and scalability has resulted in successful operations through our continued expansion of stores without any interruptions to our point-of-sale system during 2005.
Purchasing
          In each of fiscal 2004 and 2005, three of our suppliers, Callaway Golf®, TaylorMade® / adidas Golf®, and Acushnet® each supplied approximately 10% of our consolidated purchases. We source substantially all of our proprietary products from contract manufacturers in Asia, which manufacture our equipment according to our specifications. We do not have long-term supply contracts with our vendors and all of our orders are made on a purchase order basis.
          Many of our vendors provide us with volume purchasing rebates if we reach certain order targets. In 2005 we initiated a co-operative advertising program pursuant to which the cost of marketing certain vendor’s products or services is reimbursed by the vendor. This program offers our vendors differentiated co-operative advertising opportunities. Along with “vendor buy-ins’’ to sponsor events, these cross-promotional arrangements have enabled us to expand our own marketing activities as a result of vendor reimbursement of marketing expenses related to their products.
Distribution and Fulfillment
          We have developed a hybrid distribution system that combines our central warehouse and distribution infrastructure with the direct-ship expertise of the vendor community. This hybrid distribution model increases our flexibility to allocate inventory to stores on an as-needed basis, thereby improving our in-stock positions.
          We operate a 240,000 square foot distribution and fulfillment center in Austin, Texas which handles selected store inventory replenishment and substantially all direct-to-consumer order fulfillment requirements. Store inventory replenishment is accomplished using a warehouse management system that separates and collates shipments which are trucked to our stores by a third party dedicated fleet. For those vendors whose infrastructure supports direct shipment to retail locations, our hybrid system also allows for a direct-ship component.
          We dedicate 100,000 square feet of our distribution and fulfillment center to our direct-to-consumer shipping facility, which can handle over one million packages annually. This facility utilizes the latest technology, including an automated conveyor system that efficiently moves merchandise through the picking and shipping areas. While most direct-to-consumer orders are filled from this facility, our advanced information systems allow us to search store inventory if the distribution and fulfillment center is out of stock. If needed, pick tickets are automatically generated at the appropriate store, and store caddies ship the item directly to the guest. This capability allows us to optimize our use of inventory across our supply chain and increases order fill rates.
          We also have two smaller distribution facilities in Toronto, Canada and near London, England, from which we service our Canadian and European guests, respectively.
International
          We work with a group of international agents and distributors to offer golf club components and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary branded equipment through a commissioned sales force directly to retailers. Throughout most of Europe and parts of Asia and other parts of the world, we sell our products through a network of agents and distributors. Sales through our international distributors and our distribution and fulfillment center near London accounted for 1.5% of our revenues in fiscal 2005, 2.2% in fiscal 2004 and 2.3% in fiscal 2003.
Harvey Penick Academy
          In 1993, we partnered with Austin native and well-known golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 20,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin store. The academy accounted for approximately 0.2% of our net revenues in fiscal 2005, 0.3% in fiscal 2004 and 0.3% in fiscal 2003.
Industry Overview
          We estimate that the golf retail market that we target represented over $6 billion in sales in the United States in 2005. Over the last 35 years, the golf industry has realized significant growth in both participation and popularity. According to the National Golf Foundation, the number of rounds played in the United States grew from 266.0 million in 1970 to a peak of 518.4 million rounds played in 2000. This growth has been driven by the increased number of golf courses, greater television exposure to golf and golfing events and technological advances in golf equipment. More recently, however, there has been a slight decline in the number of rounds of golf played from the peak in 2000 to 499.6 million rounds in 2005, according to the National Golf Foundation. This decrease in rounds played over the last five years can be attributed to a variety of factors that have impacted recreational activities including the state of the nation’s economy, unfavorable weather conditions and reduced discretionary spending.
          Another key indicator for the strength of the golf industry is the total number of golfers. Total golfers as a percentage of the United States population has increased since 1970. In 2004, the National Golf Foundation determined the number of people who play golf in the United States had grown from 11.2 million (approximately 5.5%) in 1970 to 27.3 million in 2004 (approximately 9.2%). Approximately 6.0 million of those golfers are categorized as avid golfers, who play 25 or more rounds per year.
Competition
          The golf industry is highly fragmented and competitive. We compete both in the off-course specialty retail segment and in the online and catalog retail segment. The off-course specialty retail segment is characterized by sales of a complete selection of golf equipment and apparel, a unified store image, favorable pricing and knowledgeable staff. The online and catalog retail segment is characterized by competitive pricing, shopping convenience and a wide product selection.
          Our primary competitors in the off course specialty retail segment are Edwin Watts and Golf Galaxy. Our primary competitors in the online and catalog retail segment are The Golf Warehouse and Edwin Watts. Other competitors include franchise and independent golf retailers such as Nevada Bob’s, Pro Golf Discount and Golf USA; on-course pro-shops; conventional sporting goods retailers such as Dick’s Sporting Goods and the Sports Authority; and mass merchants such as Wal-Mart, Target and Costco. We compete on the basis of brand image, technology, quality and performance of our products, method of distribution, price, style and intellectual property protection.
Facilities
          With the exception of the Austin store at our corporate headquarters, we lease all of our retail stores. All leased premises are held under long-term leases with differing provisions and expiration dates. Leases generally provide for monthly rentals, typically computed on the basis of a fixed amount. Three of our leases also provide for payments based on sales at those locations. Most leases contain provisions permitting us to renew for one or more specified terms.
          We own a 41-acre Austin, Texas campus, which is home to our general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick® Golf Academy. The Austin campus also includes a golf testing and practice area. Details of our facilities are more fully described in Item 2, “Properties” of this Annual Report.
Proprietary Rights and Intellectual Property
          We are the registrant of, or have pending registrations for, over 90 trademarks and service marks in more than 25 countries including Golfsmith®, Black Cat®, Crystal Cat®, Killer Bee®, Lynx®, Parallax®, Predator®, Snake Eyes®, Tigress®, Zevo®, ASITM, GearForGolfTM and GiftsForGolfTM. We are also the owner of 25 registered domain names.

          We believe that our trademarks and service marks have important value and are integral to building our name recognition.
Employees
          We typically staff our stores with a general manager, up to two assistant managers and, on average, 15 to 20 full-time and part-time sales staff depending on store volume and time of year. As of December 31, 2005, we employed approximately 800 full-time and 530 part-time personnel. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters. None of our work force is unionized. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
          We offer competitive wages, comprehensive medical and dental insurance, company-paid and supplemental life insurance programs, associated long-term and short-term disability insurance and a 401(k) plan to our full-time employees and some of our part-time employees.

Item 1A. Risk Factors
Our success depends on the popularity of golf.
          We generate substantially all of our net revenues from the sale of golf equipment, apparel and accessories. The demand for golf products is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. According to the National Golf Foundation, the number of rounds played annually in the United States declined from 518.4 million in 2000 to 499.6 million in 2005. This decline is attributable to a number of factors, including the state of the nation’s economy. If golf participation and the number of rounds of golf played decreases, sales of our products may be adversely affected. We cannot assure you that the overall dollar volume of the market for golf-related products will grow, or that it will not decline, in the future.
          The demand for golf products is also directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier branded golf merchandise, through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could adversely affect our sales.
We may not be able to incur additional indebtedness or secure alternate funds, if needed, to expand our business or compete effectively and, as a result, our net revenues and profitability may be materially affected.
          The indenture governing our senior secured notes and our senior secured credit facility limit almost completely our ability to borrow additional funds. We believe that the terms of the liens securing our senior secured credit facility and our senior secured notes effectively preclude us from borrowing additional funds, other than under our senior credit facility. As a result, to the extent that we do not have borrowing availability under our senior credit facility we will have to fund our operations, including new store openings and capital expenditures as well as any future acquisitions, with cash flow from operations. If we do not generate sufficient cash flow from our operations to fund these expenditures, we may not be able to compete effectively and our sales and profitability would likely be materially adversely affected.
          Our ability to open new stores depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We currently anticipate spending approximately $1.8 million to open each additional store, which includes pre-opening expenses, capital expenditures and inventory costs. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy.
          On March 14, 2006, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission proposing the registration of shares of our common stock under an initial public offering. Estimated proceeds from this offering of $115 million are expected to be used: (1) to retire the principle amount of our senior secured notes; (2) to repay indebtedness under our existing senior secured credit facility; (3) to pay a one-time $3 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd. ("First Atlantic Capital"), and (4) for general corporate purposes. We cannot assure you that this offering will be completed or completed in a timely manner upon terms favorable to us.
A reduction in discretionary consumer spending could reduce sales of golf products.
          Golf products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary golf product purchases during favorable economic conditions. Discretionary spending is affected by many factors, including general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Purchases of our products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending, whether in the United States generally or in a particular geographic area in which our stores are located, could lead to reduced sales of our products.

Our sales and profits may be adversely affected if we or our suppliers fail to develop and introduce new and innovative products that appeal to our customers.
          Our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products. This is particularly true with respect to golf clubs, which accounted for approximately 45% of our net sales in fiscal 2005. We believe our guests’ desire to test the performance of the latest golf equipment drives traffic into our stores and increases sales. This is particularly true when significant technological advancements in golf clubs and other equipment occur, although such advances generally only occur every few years. Furthermore, the success of new products depends not only upon their performance, but also upon the subjective preferences of golfers, including how a club looks, sounds and feels, and the level of popularity that a golf club enjoys among professional and recreational golfers. Our success depends, in large part, on our and our suppliers’ ability to identify and anticipate the changing preferences of our customers and our ability to stock our stores with a wide selection of quality merchandise that appeals to customer preferences. If we or our suppliers fail to successfully develop and introduce on a timely basis new and innovative products that appeal to our customers, our revenues and profitability may suffer.
          On the other hand, if our suppliers introduce new golf clubs too rapidly, it could result in closeouts of existing inventories. Closeouts can result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. These reduced margins and sales may adversely affect our results of operations.
Our success depends on our ability to compete with our existing major competitors and with new competitors that may enter the golf retail market.
          Our principal competitors are currently other off-course specialty retailers, franchise and independent golf retailers, on-course pro shops, conventional sporting goods retailers, mass merchants and warehouse clubs, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional sports retailers and specialty golf retailers are expanding more aggressively in marketing and supplying brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. We may also face increased competition due to the entry of new competitors, including current suppliers that decide to sell their products directly. As a result of this competition, we may experience lower sales and margins or greater operating costs, such as marketing costs, which would have an adverse effect on our results of operations and financial position.
Our growth depends primarily upon our ability to open new stores and operate them profitably, and our failure to do so could have a material adverse effect on our business.
          Our growth strategy involves opening additional stores in new and existing markets. We are in the early stages of our store expansion. At the end of 2005, we had 52 stores, more than half of which we opened or acquired during the last three years. We plan to open between 10 and 12 new stores in 2006 and between 14 and 16 new stores in 2007. In addition to capital requirements, our ability to open new stores on a timely and profitable basis is subject to various contingencies, including but not limited to, our ability to successfully:
•	identify suitable store locations that meet our target demographics;

•	negotiate and enter into long-term leases upon acceptable terms;

•	build-out or refurbish sites on a timely and cost-effective basis;

•	hire, train and retain skilled managers and personnel; and

•	integrate new stores into existing operations.
          After identifying a new store site, we typically try to negotiate a long-term lease, generally between 10 and 20 years. Long-term leases typically result in long-term financial obligations that we are obligated to pay regardless of whether the store generates sufficient traffic and sales. There can be no assurance that new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of existing stores. New stores may also have lower sales volumes or profits compared to previously opened stores or they may have losses. In the past, we have experienced delays and cost-overruns in obtaining proper permitting, building and refurbishing stores. We cannot assure you that we will not experience these problems again in the future.
          Furthermore, our expansion into new and existing markets may present competitive, distribution, and merchandising challenges that differ from our current challenges, including competition among our stores clustered in a single market, diminished novelty of our activity-based store design and concept, added strain on our distribution and fulfillment center and management information systems, and diversion of management attention from existing operations. We cannot assure you that we will be successful in meeting the challenges described above or that any of our new stores will be a profitable deployment of our capital resources. If we fail to open additional stores successfully or if any of our new stores are not profitable, we may not be able to grow our revenues and our results of operations and financial position may be adversely affected.
If our key suppliers limit the amount or variety of products they sell to us or if they fail to deliver products to us in a timely manner and upon customary pricing terms, our business could be adversely affected.
          We rely on a limited number of suppliers for a significant portion of our product sales. During fiscal 2004 and 2005, three of our suppliers each accounted for approximately 10% of our purchases. We depend on access to the latest golf equipment, apparel and accessories from the premier national brands in order to drive traffic into our stores and through our direct-to-consumer channel. We do not have any long-term supply contracts with our suppliers providing for continued supply, pricing, allowances or other terms. In addition, certain of our vendors have established minimum advertised pricing requirements, which, if violated, could result in our inability to obtain certain products. If our suppliers refuse to distribute their products to us, limit the amount or variety of products they make available to us, or fail to deliver such products on a timely basis and upon customary pricing terms, our business could be materially and adversely affected.
          In addition, some of our proprietary products require specially developed manufacturing molds, techniques or processes which make it difficult to identify and utilize alternative suppliers quickly. Any significant production delay or the inability of our current suppliers to deliver products on a timely basis, including clubheads and shafts in sufficient quantities, or the transition to alternate suppliers, could have a material adverse effect on our results of operations.
Our sales could decline if we are unable to process increased traffic or prevent security breaches on our Internet site and our network infrastructure.
          A key element of our strategy is to generate high-volume traffic on, and increase sales through, our Internet site. Accordingly, the satisfactory performance, reliability and availability of our Internet site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain guests. Our Internet revenues will depend on the number of visitors who shop on our Internet site and the volume of orders we can fill on a timely basis. Problems with our Internet site or order fulfillment performance would reduce the volume of goods sold and could damage our reputation. We may experience system interruptions from time to time. If there is a substantial increase in the volume of traffic on our Internet site or the number of orders placed by customers, we may be required to expand and further upgrade our technology, transaction processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet site, or that we will be able to successfully and seamlessly expand and upgrade our systems and infrastructure to accommodate such increases on a timely and cost-effective basis.
          The success of our Internet site depends on the secure transmission of confidential information over network and the Internet and on the secure storage of data. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. In addition, we maintain an extensive confidential database of customer profiles and transaction information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the security we use to protect customer transaction and personal data contained in our customer database. In addition, other companies in the retail sector have from time to time experienced breaches as a result of actions by their employees. If any compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could result in a loss of customers. A party who is able to circumvent our security measures could damage our reputation, cause interruptions in our operations and/or misappropriate proprietary information which, in turn, could cause us to incur liability for any resulting losses. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches.
We lease almost all of our store locations. If we are unable to maintain those leases or locate alternative sites for our stores on terms that are acceptable us, our net revenues and profitability could be adversely affected.
          We lease 51 of our 52 current stores. In fiscal 2005, we closed two stores when the leases for those locations expired. In both instances, we opened a new store in similar locations during fiscal 2005. We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be adversely affected.

Our operating results are subject to seasonal fluctuations which could cause the market price of our common stock to fluctuate.
          Our business is seasonal. The golf season and the number of rounds played in the markets we serve fluctuate based on a number of factors, including the weather. Accordingly, our sales leading up to and during the warm weather golf season, as well as the Christmas holiday gift-giving season, have historically contributed to a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2005, the fiscal months of March through September and December, which together comprise 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold. We incur significant additional expenses leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. In the event of unseasonable weather during the peak season in certain markets, our sales may be lower and we may not be able to adjust our inventory or expenses in a timely fashion. This seasonality may result in volatility or have an adverse effect on our results of operations and the market price of our common stock.
Our stores are clustered in particular areas and adverse events in those areas may have a disproportionate effect on our business.
          A significant portion of our stores are clustered in certain geographic areas, including seven in each of the Tri-State (New York, New Jersey and Connecticut) and the San Francisco Bay area, six in Los Angeles, four in each of Chicago and Dallas, and three in each of Atlanta, Denver, Detroit, Houston and Phoenix. If any of these areas were to experience a downturn in economic conditions, natural disasters such as hurricanes, floods or earthquakes, terrorist attacks, or other negative events, the stores in these areas may be adversely affected, which would adversely affect our operating results.
Our comparable store sales may fluctuate, which could negatively impact our future operating performance.
          Our comparable store sales are affected by a variety of factors, including, among others:
•	customer demand in different geographic regions;

•	unseasonable weather during certain periods for certain geographic regions;

•	our ability to efficiently source and distribute products;

•	changes in our product mix;

•	our decision to relocate or refurbish certain stores;

•	promotional events;

•	effects of competition;

•	our ability to effectively execute our business strategy; and

•	general economic conditions.
          Our comparable store sales have fluctuated significantly in the past and such fluctuation may continue in the future. For example, the changes in comparable store sales compared to the prior fiscal year was 7.4% in 2003, 0.7% in 2004 and 2.5% in 2005. We have also experienced decreases in comparable store sales during certain quarterly periods during the last two fiscal years and we cannot assure you that our comparable store sales will not decrease again in the future.
If we fail to accurately target the appropriate segment of the consumer catalog market or if we fail to achieve adequate response rates to our catalogs, our results of operations may suffer.
          Our results of operations depend in part on the success of our direct-to-consumer channel, which consists of our Internet site and multiple catalogs. Within our direct-to-consumer distribution channel, we believe that the success of our catalog operations also contributes to the success of our Internet site, because many of our customers who receive catalogs choose to purchase products through our Internet site. We believe that the success of our catalogs depend on our ability to:
•	achieve adequate response rates to our mailings;

•	offer an attractive merchandise mix;

•	cost-effectively add new customers;

•	cost-effectively design and produce appealing catalogs; and

•	timely deliver products ordered through our catalogs to our guests.

          We have historically experienced fluctuations in the response rates to our catalog mailings. If we fail to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which could materially and adversely affect our results of operations.
If we lose the services of our Chief Executive Officer, we may not be able to manage our operations and implement our growth strategy effectively.
          We depend on the continued service of James D. Thompson, our President and Chief Executive Officer, who possesses significant expertise and knowledge of our business and industry. Currently, we do not maintain key person insurance for any of our officers or managers. We have entered into an employment agreement with Mr. Thompson that expires, subject to automatic one-year extensions, in October 2006. Any loss or interruption of the services of Mr. Thompson could significantly reduce our ability to effectively manage our operations and implement our growth strategy, and we cannot assure you that we would be able to find an appropriate replacement should the need arise.
We are controlled by one stockholder, which may give rise to a conflict of interest.
          Atlantic Equity Partners III, L.P., owns approximately 74.3% of our common stock on a fully diluted basis, including outstanding stock options, All of our stockholders are parties to a stockholders agreement that contains voting arrangements that give Atlantic Equity Partners III voting control over the election of all but one of our directors. As a result, Atlantic Equity Partners III controls us and effectively has the power to approve any action requiring the approval of the holders of our stock, including adopting certain amendments to our certificate of incorporation and approving mergers or sales of all of our assets. In addition, as a result of Atlantic Equity Partners III’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners III or First Atlantic Capital, Ltd., which operates Atlantic Equity Partners III, potential acquisitions of business or properties, the issuance of additional securities, the payment of dividends by us and other matters.
We rely on our management information systems for inventory management, distribution and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in their operation, our business and results of operations could be adversely affected.
          The efficient operation of our business is dependent on our management information systems. We rely on our management information systems to effectively manage order entry, order fulfillment, point-of-sale, and inventory replenishment processes. Our management information systems are vulnerable to damage or interruption from:
•	earthquake, fire, flood and other natural disasters;

•	power loss, computer systems failure, Internet and telecommunications or data network failure; and

•	hackers, computer viruses, software bugs or glitches.
          Any damage or interruption to our management information systems or the failure of our management information systems to perform as expected could disrupt our business, result in decreased sales, increased overhead costs, excess inventory and product shortages and adversely affect our results of operations.
Our profitability would be adversely affected if the operation of our Austin, Texas call center or distribution and fulfillment center were interrupted or shut down.
          We operate a centralized call center and distribution and fulfillment center in Austin, Texas. We handle almost all of our Internet site and catalog orders through our Austin facility. We also receive and ship a significant portion of our retail stores’ inventory through our Austin facility. Any natural disaster or other serious disruption to this facility would substantially disrupt our operations and could damage all or a portion of our inventory at this facility, impairing our ability to adequately stock our stores and fulfill guest orders. In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our stores during the time it takes for us to reopen or replace our Austin facility. As a result, a disruption at our Austin facility would adversely affect our profitability.

A disruption in the service or a significant increase in the cost of our primary delivery service for our direct-to-consumer operations would have a material adverse effect on our business.
          We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our Internet site and catalogs to our guests in the United States. Any significant disruption to UPS’s services would impede our ability to deliver our products through our direct-to-consumer channel, which could cause us to lose sales or guests. In addition, if UPS were to significantly increase its shipping charges, we may not be able to pass these additional shipping costs on to our guests and still maintain the same level of direct-to-consumer sales. In the event of disruption to UPS’s services or a significant increase in its shipping charges, we may not be able to engage alternative carriers to deliver our products in a timely manner on favorable terms, which could have a material adverse effect on our business.
An increase in the costs of mailing, paper, and printing our catalogs would adversely affect our profitability.
          Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes for our catalogs. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly during the past three fiscal years, and our future paper costs are subject to supply and demand forces external to our business. A material increase in postal rates or printing or paper costs for our catalogs could materially decrease our profitability.
If we are unable to enforce our intellectual property rights our net revenues and profits may decline.
          Our success and ability to compete are dependent, in part, on sales of our proprietary branded merchandise. We currently hold a substantial number of registrations for trademarks and service marks to protect our own proprietary brands. We also rely to a lesser extent on trade secret, patent and copyright protection, employee confidentiality agreements and license agreements to protect our intellectual property rights. We believe that the exclusive right to use trademarks and service marks has helped establish our market share. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for our products.
          From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products from competitors’ products and retain our market share for our proprietary products. Our proprietary products sold under our proprietary brands generate higher margins than products sold under third party manufacturer brands. If we are unable to effectively protect our proprietary intellectual property rights and fewer of our sales come from our proprietary products, our net revenues and profits may decline.
We may become subject to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products.
          Third parties may from time to time assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and may divert the attention of our management and key personnel from our business operations. Claims for alleged infringement and any resulting lawsuit, if successful, could subject us to significant liability for damages, increase the costs of selling some of our products and damage our reputation. Any potential intellectual property litigation could also force us to stop selling certain products, obtain a license from the owner to use the relevant intellectual property, which license may not be available on reasonable terms, if at all, or redesign our products to avoid using the relevant intellectual property.
We may be subject to product warranty claims or product recalls which could harm our business, results of operations, and reputation.
          We may be subject to risks associated with our proprietary branded products, including product liability. Our existing or future proprietary products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace. In May 2002, we learned that some of our proprietary products sold in the prior two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in fiscal 2002 we recognized $300,000 in product return and replacement expenses. We cannot assure you that problems like this will not happen again in the future, or if they do, that they will not have a material adverse effect on our business and results of operations. In addition, it is possible that we could face similar risks with respect to the premier branded products we sell.
Disruption of operations of ports through which our products are imported from Asia could have a material adverse effect on our results of operations.
          We import substantially all of our proprietary products from Asia under short-term purchase orders, and a significant amount of the premier branded products we sell is also manufactured in Asia. If a disruption occurs in the operations of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight. Shipping by air is significantly more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our guests, our profitability will be reduced. A disruption at ports through which our products are imported would have a material adverse effect on our results of operations.
Current and future tax regulations may adversely affect our direct-to-consumer business and negatively impact our results of operations.
          Our direct-to-consumer channel may be adversely affected by state sales and use taxes as well as the regulation of Internet commerce. We currently must collect taxes for approximately half of our catalog and Internet sales. An unfavorable change in state sales and use taxes could adversely affect our business and results of operations. In addition, future regulation of the Internet, including the widespread imposition of taxes on Internet commerce, could affect the growth of sales through our Internet site and negatively affect our ability to increase our net revenues.
We may pursue strategic acquisitions, which could have an adverse impact on our business.
          From time to time, we may grow our business by acquiring complementary businesses, products or technologies. In May 2003, we acquired the assets and technology of Zevo Golf Co., Inc., and in July 2003 we acquired six Don Sherwood Golf & Tennis stores. Other acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results. Negotiating potential acquisitions or integrating newly acquired businesses, products or technologies into our business could divert our management’s attention from other business concerns and could be expensive and time consuming. Acquisitions could expose our business to unforeseen liabilities or risks associated with entering new markets or businesses. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated sales and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, or issuances of equity securities that cause dilution to our existing stockholders. Furthermore, we may incur contingent liabilities or possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our financial condition.
Item 1B. Unresolved Staff Comments
          Not applicable.

Item 2. Properties
          At December 31, 2005, we operated 52 stores in 13 states. We plan to open ten to twelve additional stores during fiscal 2006. With the exception of the Austin store at our corporate headquarters, we lease all of our retail stores. All leased premises are held under long-term leases with differing provisions and expiration dates. Leases generally provide for monthly rentals, typically computed on the basis of a fixed amount. Three of our leases also provide for payments based on sales at those locations. Most leases contain provisions permitting us to renew for one or more specified terms.
          We own a 41-acre Austin, Texas campus, which is home to our general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick® Golf Academy. The Austin campus also includes a golf testing and practice area. Details of our non-store properties and facilities are as follows:

	Size		Owned
Location	(sq. ft.)	Facility Type	Leased
Austin, Texas	60,000	Office	Owned
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned
Austin, Texas	17 Acres	Driving Range and Training Facility	Owned
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	Leased
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased
     The following table shows the number of our stores by state as of February 28, 2006:

Number
Location	of Stores

Arizona	3
California	14
Colorado	3
Connecticut	1
Florida	3
Georgia	3
Illinois	4
Michigan	3
Minnesota	1
New Jersey	4
New York	3
Ohio	1
Texas	9
Item 3. Legal Proceedings
We are a party to a number of claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          As of March 21, 2006, there were four holders of record of our common stock and 24 holders of record of our restricted common stock units, which entitle the holder thereof to shares of our common stock. Neither our common stock nor our restricted common stock units has an established public trading market.
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
          For disclosure regarding our 2002 Incentive Stock Plan, which is our only stock compensation plan, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans.”

Item 6. Selected Consolidated Financial Data
          You should read the following selected consolidated financial and other data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected consolidated financial data as of and for fiscal years ended January 3, 2004, January 1, 2005 and December 31, 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data as of and for the fiscal year ended December 29, 2001 and for the period from December 30, 2001 through October 15, 2002 have been derived from the audited consolidated financial statements of Golfsmith International, Inc., and for the period from October 16, 2002 through December 28, 2002 have been derived from the audited consolidated financial statements of Golfsmith International Holdings, Inc., which are not included in this Annual Report. Our fiscal year ends on the Saturday closest to December 31 of such year. All fiscal years presented include 52 weeks of operations, except 2003, which includes 53 weeks, where week 53 occurred in the fourth quarter of fiscal 2003.
          Golfsmith International Holdings, Inc. was formed on September 4, 2002 and became the parent company of Golfsmith International, Inc. on October 15, 2002 as a result of its merger with and into BGA Acquisition Corp., our wholly owned subsidiary. Golfsmith International Holdings, Inc. is a holding company and had no material assets or operations prior to acquiring all of the capital stock of Golfsmith International, Inc. The application of purchase accounting rules to the financial statements of Golfsmith International Holdings, Inc. resulted in different accounting bases from Golfsmith International, Inc. and, hence, different financial information for the periods beginning on October 16, 2002. We refer to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002, as the successor for purposes of the presentation of financial information below. We refer to Golfsmith International, Inc. prior to being acquired by Golfsmith International Holdings, Inc. as the predecessor for purposes of the presentation of financial information below.

	Predecessor		Successor

		Period from	Period from
	Fiscal Year	December 30,	October 16,	Fiscal Year Ended
	Ended	2001 through	2002 through
	December 29,	October 15,	December 28,	January 3,	January 1,	December 31,
	2001	2002	2002	2004	2005	2005

	(in thousands, except share, per share and store data)
Statement of Operations Data:
Net revenues	$221,439	$180,315	$37,831	$257,745	$296,202	$323,794
Cost of products sold	143,118	117,206	25,147	171,083	195,014	208,044

Gross profit	78,321	63,109	12,684	86,662	101,188	115,750
Selling, general and administrative	64,081	48,308	13,581	73,400	90,763	99,310
Store pre-opening/closing expenses	—	122	93	600	743	1,765
Amortization of deferred compensation (1)	458	6,033	—	—	—	—

Total operating expenses	64,539	54,463	13,674	74,000	91,506	101,075

Operating income	13,782	8,646	(990)	12,662	9,682	14,675
Interest expense	(6,825)	(5,206)	(2,210)	(11,157)	(11,241)	(11,744)
Interest income	597	331	7	40	64	73
Other income, net	1,031	2,365	14	164	1,162	354
Minority interest	(581)	(844)	—	—	—	—
Loss on debt extinguishment(2)	—	(8,047)	—	—	—	—

Income (loss) from continuing operations before income taxes	8,004	(2,755)	(3,179)	1,709	(333)	3,358
Income tax benefit (expense)	(251)	(709)	633	(645)	(4,423)	(400)

Income (loss) from continued operations	7,753	(3,464)	(2,546)	1,064	(4,756)	2,958
Income (loss) from discontinued operations	(590)	(230)	(40)	—	—	—
Income (loss) before extraordinary items	7,163	(3,694)	(2,586)	1,064	(4,756)	2,958
Extraordinary items(3)	—	2,022	—	—	—	—

Net income (loss)	$7,163	$(1,672)	$(2,586)	$1,064	$(4,756)	$2,958

Basic income (loss) per share of common stock	$0.72	$(0.17)	$(0.12)	$0.05	(0.21)	$0.13
Weighted average number of shares outstanding used in basic income (loss) per share calculation	10,000,000	10,000,000	20,917,199	21,523,956	22,350,532	22,350,532

Diluted income (loss) per share of common stock	$0.68	$(0.17)	$(0.12)	$0.05	$(0.21)	$0.13
Weighted average number of shares outstanding used in diluted income (loss) per share calculation	10,589,442	10,000,000	20,917,199	21,523,956	22,350,532	22,668,785
Other Financial Data:
Gross profit as a percentage of sales	35.4%	35.0%	33.5%	33.6%	34.2%	35.7%
Store Data (not in thousands):
Comparable store sales increase(4)	2.9%	N/A	0.1%	7.4%	0.7%	2.5%
Number of stores at period end	24	24	26	38	46	52
Gross square feet at period end	581,890		596,206	759,981	849,677	905,827
Net sales per selling square foot for stores open at beginning and end of period(5)	$268		$271	$302	$333	$353
Balance Sheet Data (at period end):
Cash and cash equivalents	$33,735	$3,788	$6,950	$1,051	$8,575	$4,207
Inventories	33,776	33,152	32,352	51,213	54,198	71,472
Working capital(6)	47,152	18,753	16,946	18,329	20,309	22,800
Total assets	105,686	153,135	155,548	177,449	186,929	204,836
Long-term debt	33,720	75,000	75,380	77,483	79,808	82,450
Total stockholders’ equity	32,519	56,011	53,473	58,976	54,313	57,127

(1)	During fiscal 2000, the predecessor company’s board of directors authorized Golfsmith to reprice stock options granted to employees and officers with exercise prices in excess of the then-current fair market value. Options to purchase a total of 1,716,780 shares of common stock were repriced. Golfsmith recorded deferred compensation of $4.1 million related to the repriced options during the period from December 30, 2001 through October 15, 2002. The deferred charge was being amortized over the average remaining life of the repriced options. For the period from December 30, 2001 through October 15, 2002, Golfsmith amortized $6.0 million (including all remaining amounts as of the merger date) to compensation expense related to these repriced options. There was no remaining deferred compensation relating to these repriced options subsequent to October 15, 2002 as all remaining historical Golfsmith options vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction.

(2)	On October 15, 2002, immediately prior to the merger with Golfsmith Holdings, Golfsmith repaid existing subordinated notes held by a third party lender. During the period from December 30, 2001 through October 15, 2002, Golfsmith recorded a loss on this extinguishment of senior subordinated debt of $8.0 million.

(3)	Immediately prior to the merger in October 2002, Golfsmith repurchased a minority interest held by a third party. Golfsmith repurchased the minority interest which had a carrying value of $13.1 million for cash consideration of $9.0 million resulting in a $2.1 million write down of long term assets associated with the minority interest and negative goodwill of $2.0 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, the negative goodwill is recorded in the period from December 30, 2001 through October 15, 2002, as an extraordinary item in the consolidated statement of operations. The extraordinary item is recorded without a tax effect due to Golfsmith’s election to be treated as a Subchapter S corporation during the predecessor period.

(4)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Comparable store results for a 53-week fiscal year are presented on a 52/52 week basis by omitting the last week of the 53-week period. Comparable store sales are reported for a combined fiscal 2002 — predecessor period from December 30, 2001 through October 15, 2002 plus successor period from October 16, 2002 through December 28, 2002 — compared predecessor fiscal 2001 and are not reported for the interim periods.

(5)	Calculated using net sales of all stores open at both the beginning and the end of the period and the selling square footage for such stores. Selling square feet includes all retail space including but not limited to hitting areas, putting greens and check-out areas. It does not include back-room and receiving space, management offices, employee breakrooms, restrooms, vacant space or area occupied by GolfTEC Learning Centers.

(6)	Defined as total current assets minus total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes included elsewhere in this Annual Report.
Overview
          We are the nation’s largest specialty retailer of golf equipment, apparel and accessories based on sales. We operate as an integrated multi-channel retailer, offering our guests the convenience of shopping in our 52 stores across the nation and through our direct-to-consumer channel, consisting of our leading Internet site, www.golfsmith.com, and our comprehensive catalogs.
          We were founded in 1967 as a clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, and in 1975, we mailed our first general golf products catalog. Over the next 25 years, we continued to expand our product offerings, opened larger retail stores and added to our catalog titles. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, Atlantic Equity Partners III, L.P., an investment fund managed by First Atlantic Capital, Ltd., acquired us from our original founders, Carl, Barbara and Franklin Paul. We accounted for this acquisition under the purchase method of accounting for business combinations. In accordance with the purchase method of accounting, in connection with the transaction, we allocated the excess purchase price over the fair value of our net assets between a write-up of certain of our assets, which reflect an adjustment to the fair value of these assets, and goodwill. The assets that have had their fair values adjusted included inventory, property and equipment and certain intangible assets.
          Since our acquisition, we have accelerated our growth plan by opening additional stores in new and existing markets. We opened six new stores during fiscal 2005, eight new stores during fiscal 2004 and 12 new stores during fiscal 2003, including six stores from the acquisition of Don Sherwood Golf & Tennis in July 2003. We plan to open between 10 and 12 stores in 2006 and between 14 and 16 stores in 2007. Based on our past experience, opening a new store within our core 15,000 to 20,000 square foot format requires approximately $750,000 for capital expenditures, $150,000 for pre-opening expenses and $875,000 for inventory depending on the level of work required at the site and the time of year that it is opened. Our store model has produced favorable results, including positive store-level cash flow in the first full year of operations in most of our stores.
Industry Trends
          Sales of our products are affected by increases and decreases in participation rates. Over the last 35 years, the golf industry has realized significant growth in both participation and popularity. According to the National Golf Foundation, the number of rounds played in the United States grew from 266.0 million in 1970 to a peak of 518.4 million rounds played in 2000. More recently, however, there has been a slight decline in the number of rounds of golf played from the peak in 2000 to 499.6 million rounds in 2005, according to the National Golf Foundation. The number of rounds of golf played and, in turn, the amount of golf-related expenditures can be attributed to a variety of factors affecting recreational activities including the state of the nation’s economy, weather conditions and discretionary spending. As a result, while the industry is expected to remain stable or grow slightly, we expect that retail growth will result primarily from market share gains.
Fiscal Year
          Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks, as it did in fiscal 2003. Fiscal 2004 and fiscal 2005 each consisted of 52 weeks. Each quarter of each fiscal year generally consists of 13 weeks.
Don Sherwood Acquisition
          On July 24, 2003, we acquired all of the issued and outstanding shares of Don Sherwood Golf & Tennis for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. We acquired all six Don Sherwood retail stores as part of this acquisition. The operations of these stores are included in our statements of operations and cash flows as of July 25, 2003. The total purchase consideration was allocated to the assets acquired and liabilities assumed, including property and equipment, inventory and identifiable intangible assets, based on their respective fair values at the date of acquisition. This allocation resulted in goodwill of $6.3 million. Goodwill is assigned at the reporting unit level and is not deductible for income tax purposes.

Revenues
Revenue Trends and Drivers
          Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels, from international distributors and from the Harvey Penick Golf Academy. The following table provides information about the breakdown of our revenues for the periods indicated:

	Fiscal 2003		Fiscal 2004		Fiscal 2005

	$	%	$	%	$	%

	(in thousands)		(in thousands)		(in thousands)
Stores	$162,073	62.9%	$204,498	69.0%	$234,261	72.3%
Direct-to-consumer	89,021	34.5	84,372	28.5	83,040	25.7
International distributors and other (1)	6,651	2.6	7,332	2.5	6,493	2.0

(1)	Consists of (a) sales made through our international distributors and our distribution and fulfillment center near London, (b) revenues from the Harvey Penick Golf Academy, and (c) our initial recognition in fiscal 2005 of gift card breakage, as described below.
          Our revenues have grown consistently in recent years, driven by the expansion of our store base. The percentage of total sales from our direct-to-consumer channel has decreased due to the increase in our store base and store revenues during the periods indicated. The decrease in direct-to-consumer channel revenues was primarily due to planned reductions in catalog circulation that resulted in increased direct-to-consumer channel profitability.
          Store revenues. Changes in revenues that we generate from our stores are driven primarily by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets.
          Branded compared to proprietary products. The majority of our sales are from premier branded golf equipment, apparel and accessories from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, TaylorMade® and Titleist®. In addition, we sell our own proprietary branded equipment, components, apparel and accessories under the Golfsmith®, Killer Bee®, Lynx®, Snake Eyes®, Zevo®, ASITM, GearForGolfTM, GiftsForGolfTM and other product lines. Sales of our proprietary branded products accounted for 15.7% of our net revenues in 2005, for 18.0% of our net revenues in 2004 and 17.5% of our net revenues in 2003.
          These proprietary branded products are sold through both of our channels and generally generate higher gross profit margins than non-proprietary branded products.
          Seasonality. Our business is seasonal, and our sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2005, the fiscal months of March through September and December, which together comprised 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income. See “—Quarterly Results of Operations and Seasonality.’’
          Revenue Recognition
          We recognize revenue from retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card. We recognize revenues from catalog and Internet sales upon shipment of merchandise. We recognize revenues from the Harvey Penick Golf Academy at the time the services are performed.
          We recognize revenue from the sale of gift cards when (1) the gift card is redeemed by the customer, or (2) the likelihood of the gift card being redeemed by the customer is remote and we determine that there is no legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the likelihood of a gift card being redeemed is based upon historical redemption patterns. When an outstanding gift card reaches 48 months after the gift card sale date, all remaining outstanding balances that are not required to be remitted to the relevant jurisdiction are recorded as revenue as we deem the likelihood of redemption to be remote. We refer to this as gift card breakage. Gift card breakage is included in net revenue in our consolidated statements of operations. During the fourth quarter of fiscal 2005, we recognized $0.9 million in net revenues related to gift card breakage.
          For all merchandise sales, we reserve for sales returns in the period of sale using estimates based on our historical experience.

Cost of Goods Sold
          We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs are then subsequently included in cost of goods sold upon the sale of that inventory. Because some retailers exclude these costs from cost of goods sold and instead include them in a line item such as selling and administrative expenses, our gross margins may not be comparable to those of these other retailers. Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of goods sold. Income received from our vendors through our co-operative advertising program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of goods sold when the related merchandise is sold.
Operating Expenses
          Selling, general and administrative. Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases with GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses also include the fees and other expenses we pay for services rendered to us pursuant to the management consulting agreement between us and First Atlantic Capital. Under this agreement, we paid First Atlantic Capital fees and related expenses totaling $0.7 million in fiscal 2005, $0.6 million in fiscal 2004 and $0.8 million in fiscal 2003. We and First Atlantic Capital intend to terminate the management consulting agreement upon the closing of our proposed initial public offering of common stock pursuant to our filing on Form S-1 with the Securities and Exchange Commission on March 14, 2006 (“the Proposed Initial Public Offering”). We expect to pay a final $3.0 million termination fee to First Atlantic Capital upon the completion of the Proposed Initial Public Offering, which will be expensed at such time.
          Store pre-opening expenses. Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
          Interest expense. Our interest expenses consist of costs related to our 8.375% senior secured notes and our senior secured credit facility.
          Interest income. Our interest income consists of amounts earned from our cash balances held in short-term money market accounts.
          Other income. Other income consists primarily of income from the sale of rights to certain intellectual property.
          Other expense. Other expense consists primarily of exchange rate variances.
          Taxes. Our income taxes consist of federal, state and foreign taxes, based on the effective rate for the fiscal year.
          Extinguishment of debt. We expect to use the proceeds from our Proposed Initial Public Offering to retire all of our outstanding 8.375% senior secured notes due in 2009. We estimate that we will record a $12.0 million loss related to the extinguishment of this long-term debt.
Critical Accounting Policies
          Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.
Inventory Valuation
          Inventory value is presented as a current asset on our balance sheet and is a component of cost of goods sold in our statement of operations. It therefore has a significant impact on the amount of net income or loss reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted average method. We write down inventory value for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Write-downs for inventory shrinkage are booked on a monthly basis at 0.2% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. Inventory shrinkage expense recorded in the statements of operations was 0.65% of net revenues in fiscal 2005, 0.75% of net revenues in 2004 and 0.66% of net revenues in fiscal 2003. Inventory shrinkage expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates. These write-down amounts are based on management’s estimates of shrinkage expense using historical experience.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
          We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. Based on our analyses, included in selling, general and administrative expenses for fiscal 2005 is a $1.5 million non-cash loss on the write-off of property and equipment. The losses were primarily due to the remodeling of stores and the modification of one store to a smaller store layout, all of which resulted in certain assets having little or no future economic value. In fiscal 2004, a $0.5 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses. The loss was due to store relocations, which resulted in certain assets having little or no future economic value. We did not record any impairment losses in fiscal 2003.
          Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess the carrying value of our goodwill for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on discounted cash flow analysis and revenues and earnings multiples based on industry comparables. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We perform our annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year.
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
          Based on our analyses, no impairment of goodwill or identifiable intangible assets was recorded in fiscal 2005, fiscal 2004 or fiscal 2003.
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
Store Closure Costs
          When we decide to close a store and meet the applicable accounting guidance criteria, we recognize an expense related to the future net lease obligation and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates. We closed two stores during fiscal 2005 due to the expiration of lease terms. There were no expenses associated with either closed store recorded in accordance with SFAS No. 146. In both instances, we subsequently opened a new store in fiscal 2005 to serve the same customer base of the closed stores. We did not close any stores in fiscal 2004 or fiscal 2003. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.
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
Deferred Tax Assets
          A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of December 31, 2005, we recorded a full valuation allowance against accumulated net deferred tax assets of $4.5 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. We expect to use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method. We intend to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. We adopted SFAS 123R at the beginning of the first quarter of fiscal 2006. We expect that the adoption of SFAS 123R will have a significant negative impact on our results of operations, but will not impact our overall financial position. The impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
          In June 2005, the FASB’s Emerging Issues Task Force (“EITF’’) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on our net income, cash flows or financial position.
Results of Operations
          The following table sets forth selected consolidated statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Fiscal 2003	Fiscal 2004	Fiscal 2005

Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of products sold	66.4	65.8	64.3

Gross profit	33.6	34.2	35.7
Selling, general and administrative	28.5	30.6	30.7
Store pre-opening/closing expenses	0.2	0.3	0.5

Total operating expenses	28.7	30.9	31.2

Operating income	4.9	3.3	4.5
Interest expense	(4.3)	(3.8)	(3.6)
Interest income	*	*	*
Other income, net	0.1	0.4	0.1

Income (loss) from continuing operations before income taxes	0.7	n/m	1.0
Income tax benefit (expense)	n/m	n/m	n/m

Net income (loss)	0.4%	n/m	0.9%

*	Less than 0.1%.
n/m Not meaningful.
Comparison of Fiscal 2005 to Fiscal 2004
          Net revenues. Net revenues increased by $27.6 million, or 9.3%, to $323.8 million in fiscal 2005 from $296.2 million in fiscal 2004. The majority of this increase was comprised of a $24.7 million increase in non-comparable store revenues and an increase in comparable store revenues of $5.0 million, or 2.5%. These increases were partially offset by a decrease in direct-to-consumer channel revenues of $1.4 million, or 1.7%, and a decrease in international revenues of $1.7 million, or 25.5%.
          Growth in comparable store net revenues from fiscal 2004 to fiscal 2005 was driven by comparable store revenue increases of 6.2% in the third quarter and 13.5% in the fourth quarter of fiscal 2005. We believe this growth was positively affected by improvements in our product return rate, improved holiday season sales related to increased consumer confidence and continued positive effects of executing our business strategy. We also believe that comparable store revenues were negatively impacted by increased competition in select markets. In comparison, comparable store revenues for fiscal 2004 increased by $1.0 million compared to fiscal 2003, or 0.7%.
          Non-comparable store net revenues primarily comprise revenues from seven stores that were opened after January 1, 2005 and five stores that became comparable during fiscal 2005, but which contributed $4.2 million in non-comparable store net revenues during fiscal 2005. The decrease in direct-to-consumer channel revenues was primarily due to planned reductions in catalog circulation that resulted in increased direct-to-consumer channel profitability. The decrease in international net revenues was primarily due to the sale of the rights to a trademark in fiscal 2004. Sales of products using this trademark contributed approximately one-third of international net revenues during fiscal 2004, but did not contribute any international net revenues during fiscal 2005.
          Additionally, during the fourth quarter of fiscal 2005, we recognized $0.9 million of income related to gift card breakage. The fourth quarter of fiscal 2005 was the first period in which sufficient information was available for us to analyze historical redemption patterns and was the first period in which we recognized such income related to gift cards sold since the inception of the gift card program.
          Gross profit. Gross profit increased by $14.6 million, or 14.4%, to $115.8 million in fiscal 2005 from $101.2 million in fiscal 2004. Increased net revenues for fiscal 2005 compared to fiscal 2004 led to higher gross profit for fiscal 2005. Gross profit was 35.7% of net revenues in fiscal 2005 compared to 34.2% of net revenues in fiscal 2004. The increase in gross margins was due to increases in vendor allowances, which resulted in higher margins, the recognition of $0.9 million of revenues related to gift card breakage and the realization of economies of scale due to continued retail store growth, which allowed us to purchase products in higher volumes with more favorable pricing.
          Selling, general and administrative. Selling, general and administrative expenses increased by $8.5 million, or 9.4%, to $99.3 million in fiscal 2005 from $90.8 million in fiscal 2004. Selling, general and administrative expenses were 30.7% of net revenues in fiscal 2005 compared to 30.6% of net revenues in fiscal 2004. This increase in selling, general and administrative expenses resulted from an increase of $1.7 million related to comparable stores and $7.8 million related to non-comparable retail stores, offset by a decrease of $1.0 million related to our consumer direct channel, corporate and international operations. Although expense for professional fees decreased in 2005, going forward we expect legal, accounting and other expenses to increase as a result of becoming as a public company pursuant to our Proposed Initial Public Offering.
          Store pre-opening expenses. Store pre-opening expenses increased by $1.0 million, or 137.4%, to $1.8 million in fiscal 2005 from $0.7 million in fiscal 2004. This increase resulted from opening six new retail locations and two relocated retail locations in fiscal 2005 compared to eight new retail locations in fiscal 2004. This increase was largely due to increased costs associated with the date of possession of the leased space and store opening dates.
          Interest expense. Interest expense increased by $0.5 million, or 4.5%, to $11.7 million in fiscal 2005 from $11.2 million in fiscal 2004. Interest expense consisted of interest payable on our 8.375% senior secured notes and our senior secured credit facility.
          Interest income. Interest income increased by $9,000, or 14.6% to $73,000 in fiscal 2005 from $64,000 in fiscal 2004.
          Other income. Other income decreased by $0.7 million, or 60.1%, to $0.5 million in fiscal 2005 from $1.2 million in fiscal 2004. In fiscal 2004, we sold the rights to certain intellectual property for gross proceeds of $2.1 million, resulting in a $1.1 million gain. In fiscal 2005, we sold the rights to certain intellectual property for gross proceeds of $0.7 million, resulting in a $0.3 million gain.
          Other expense. Other expense increased by $100,000 to $116,000 in fiscal 2005 from $17,000 in fiscal 2004. The increase resulted from foreign exchange losses.
          Taxes. Income tax expense decreased by $4.0 million to $0.4 million in fiscal 2005 from $4.4 million in fiscal 2004. The primary reason for the decrease in income tax expense was the initial recording of a full valuation allowance in fiscal 2004. In addition, non-U.S. taxes represented $0.2 million in income tax expense in fiscal 2005.
Comparison of Fiscal 2004 to Fiscal 2003
          Net revenues. Net revenues increased by $38.5 million, or 14.9%, to $296.2 million in fiscal 2004 from $257.7 million in fiscal 2003. This increase consisted primarily of a $41.5 million increase in non-comparable store revenues and a $1.0 million increase, or 0.7%, in comparable store revenues. These increases were offset by a $4.7 million decrease, or 5.2%, in direct-to-consumer channel revenues. Non-comparable store revenues in fiscal 2004 included revenues from eight additional stores that were opened during fiscal 2004 and 10 stores that became comparable during fiscal 2004 but which contributed $27.0 million in non-comparable store revenues in fiscal 2004 before they became comparable. In addition, international revenues increased $0.7 million, or 12.8%, from the year ended January 3, 2004 to the year ended January 1, 2005.
          We believe the lack of significant growth in comparable store revenues in fiscal 2004 was influenced by the 0.1% decrease in the number of golf rounds played in the United States during the 2004 calendar year compared to the corresponding period in 2003, as reported by Golf Datatech. The decrease in direct-to-consumer channel revenues resulted primarily from a decrease in catalog circulation and increased competition.
          Gross profit. Gross profit increased by $14.5 million, or 16.7%, to $101.2 million in fiscal 2004 from $86.7 million in fiscal 2003. Increased net revenues for fiscal 2004 compared to fiscal 2003 led to higher gross profit for fiscal 2004. Gross profit was 34.2% of net revenues in fiscal 2004 compared to 33.6% of net revenues in fiscal 2003. The increase in gross margin percentage was the result of the realization of economies of scale due to retail store growth, which allowed us to purchase products in higher volumes with more favorable pricing.
          Selling, general and administrative. Selling, general and administrative expenses increased by $17.4 million, or 23.7%, to $90.8 million in fiscal 2004 from $73.4 million in fiscal 2003. This increase resulted from an increase of $13.0 million in expenses related to eight new stores opened in 2004 as well as the full year impact of 12 stores opened or acquired during 2003 and an increase of $4.4 million for corporate and international expenses.
          Store pre-opening expenses. Store pre-opening expenses increased by $0.1 million, or 24%, to $0.7 million in fiscal 2004 from $0.6 million in fiscal 2003. This increase resulted from the opening of eight new retail locations in fiscal 2004 compared to six new retail locations in fiscal 2003.
          Interest expense. Interest expense remained the same at $11.2 million for fiscal 2004 and fiscal 2003. Interest expense consisted of interest payable on our 8.375% senior secured notes and our senior secured credit facility.
          Interest income. Interest income increased by $24,000, or 60.7%, to $64,000 in fiscal 2004 from $40,000 in fiscal 2003.
          Other income. Other income increased $1.0 million to $1.2 million in fiscal 2004 from $0.2 million in fiscal 2003. This increase resulted primarily from the sale of rights to certain intellectual property in fiscal 2004 for gross proceeds of $2.1 million, resulting in a $1.1 million gain.
          Other expense. The change in other expense was not material from fiscal 2003 to fiscal 2004.
          Taxes. Income tax expense increased by $3.8 million to $4.4 million on a pre-tax loss of $0.3 million in fiscal 2004 from $0.6 million on pre-tax income of $1.7 million in fiscal 2003. The primary reason for the income tax expense in fiscal 2004 was the recording of a valuation allowance equal to our net deferred tax assets of $4.3 million due to uncertainties regarding whether these assets will be realized in future periods in accordance with SFAS No. 109, Accounting for Income Taxes. In addition, non-U.S. taxes payable and state taxes represented $0.1 million in income tax expense for fiscal 2004.
Quarterly Results of Operations and Seasonality
          The following table sets forth certain un-audited financial and operating data in each fiscal quarter during fiscal 2003, fiscal 2004 and fiscal 2005. The un-audited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

	Fiscal 2003				Fiscal 2004				Fiscal 2005

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(in thousands, except share per share data and comparable store sales growth)
Net revenues	$45,830	$79,256	$71,141	$61,518	$65,782	$96,944	$73,896	$59,581	$63,958	$102,494	$85,521	$71,821
Gross profit	14,858	25,803	23,360	22,640	22,975	33,374	24,517	20,321	22,763	37,833	29,883	25,272
Operating income	599	6,460	4,362	1,241	2,478	6,417	2,581	(1,795)	846	8,982	4,105	742
Net income (loss)	(1,217)	2,221	1,012	(951)	(203)	2,265	536	(7,354)	(2,000)	6,002	1,211	(2,255)
Basic and diluted income (loss) per share	(0.06)	0.11	0.05	(0.04)	(0.01)	0.10	0.02	(0.33)	(0.09)	0.27	0.05	(0.10)
Comparable store sales growth	(2.2)%	8.4%	12.6%	8.1%	23.9%	0.7%	(7.9)%	(4.9)%	(8.1)%	(0.5)%	6.2%	13.5%
Net revenues as a percentage of full year results	17.8%	30.7%	27.6%	23.9%	22.2%	32.7%	24.9%	20.2%	19.7%	31.6%	26.4%	22.3%
          As a result of the seasonal fluctuations in our business, we experience a concentration of sales in the period leading up to and during the warm weather golf season, as well as the Christmas holiday gift-giving season. The increase in sales during these periods have historically contributed a greater percentage to our annual net revenues and annual net operating income than other periods in our fiscal year. Our net revenues have historically been highest during the second and third quarters of each year, because of increased sales during the warm weather golf season. Our net revenues tend to be the lowest during the first quarter of each year.
          Our results of operations are also subject to quarterly variation due to factors other than seasonality. For example, we believe that the introduction of our 90/90 Playability Guarantee in the second quarter of 2003 may have positively impacted our comparable store sales for the subsequent four quarters and created challenging comparisons for the following four quarters. In addition, the timing of the introduction of product innovations can similarly impact our results of operations.
          We also incur significant costs associated with opening new stores. The opening of new retail locations in one Quarter and none in another impacts our total quarterly operating expenses and our quarterly net income.
          Due to these and other factors results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Liquidity and Capital Resources
          To date, we have financed our activities through cash flow from operations, a private placement of debt securities (subsequently exchanged for registered notes under the Securities Act of 1933) and borrowings under our senior secured credit facility. As of the end of fiscal 2005, we had cash and cash equivalents of $4.2 million, working capital of $22.8 million and outstanding debt obligations of $82.5 million. We had $12.0 million in borrowing availability under our senior secured credit facility as of the end of fiscal 2005, after giving effect to required reserves of $500,000.
Cash Flows
Operating Activities
          Net cash provided by operating activities was $7.7 million in fiscal 2005, compared to $15.3 million in fiscal 2004. The decrease of $7.6 million in fiscal 2005 was principally due to an increase in cash used for inventories of $14.3 million offset by an increase in net income of $7.7 million in fiscal 2005. This increase in cash used for inventories was primarily the result of an increase in the number of retail stores, from 46 stores as of January 1, 2005 to 52 stores as of December 31, 2005, and the related increase in inventory stock. Additionally, strategic initiatives to optimize inventory levels in our retail locations, combined with additive inventory for tennis products and apparel, increased inventory levels and the cash requirements to fund the increased inventory levels.
          Net cash provided by operating activities was $15.3 million in fiscal 2004, compared to $3.6 million in fiscal 2003. The increase of $11.7 million was primarily due to cash provided by operations of $11.2 million related to inventory management. These changes in inventory levels in fiscal 2004 compared to fiscal 2003 provided net cash of $11.2 million. In addition, the increase in net cash provided by operating activities from fiscal 2003 to fiscal 2004 was partially offset by a decrease in net income of $5.9 million, from net income of $1.1 million in fiscal 2003 to a net loss of $4.8 million in fiscal 2004, net of non-cash adjustments (depreciation, amortization, loss on write-off of property and equipment and gain on sale of assets) of $8.2 million for fiscal 2003 and $8.3 million for fiscal 2004. The change in net deferred tax assets resulting from a valuation allowance increased cash provided by operating activities by $4.2 million. Changes in other working capital accounts reduced cash provided by operating activities by $1.3 million.
Investing Activities
          Net cash used in investing activities was $11.9 million for fiscal 2005, compared to $6.5 million for fiscal 2004. Net cash used in investing activities for fiscal 2005 was almost entirely the result of capital expenditures for new and existing stores. In fiscal 2005, capital expenditures were comprised of $12.1 million for new and existing stores and $0.6 million for infrastructure investments. Net cash used in investing activities for fiscal 2004 of $6.5 million was the result of $8.6 million in capital expenditures, offset by proceeds of $2.1 million from the sale of assets. We sold our trademarks for Lynx® in certain jurisdictions outside the United States in August 2004 for gross proceeds of $2.1 million. In fiscal 2004, capital expenditures were comprised of $7.4 million for new and existing stores and $1.2 million for infrastructure investments.
          Net cash used in investing activities was $15.3 million for fiscal 2003 and was the result of capital expenditures of $5.8 million, $0.9 million related to asset purchases, and $8.6 million related to our acquisition of Don Sherwood. In fiscal 2003, capital expenditures were comprised of $5.2 million for new and existing stores and $0.6 million for infrastructure investments.
Financing Activities
          Net cash used in financing activities was $2,000 for fiscal 2005, compared to $1.4 million for fiscal 2004. Net cash used in financing activities for fiscal 2005 was not material and consisted of proceeds and payments on our senior secured credit facility.
          Net cash used in financing activities was $1.4 million for fiscal 2004 and was comprised primarily of payments on our senior secured credit facility of $1.4 million, net of proceeds from borrowings.
          Net cash provided by financing activities was $5.6 million for fiscal 2003 and was comprised of proceeds from our senior secured credit facility of $1.4 million, net of payments, $.3 million in proceeds from the issuance of common stock primarily related to the purchase of Don Sherwood Golf & Tennis, offset by $0.1 million relating to payments of debt issuance costs and notes payable.

Historical Indebtedness
Senior Secured Notes
          On October 15, 2002, we completed a private placement of $93.75 million aggregate principal amount at maturity of our 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. The covenants in the indenture governing the notes restrict our ability to incur debt, make capital expenditures, pay dividends or repurchase capital stock.
          Within 120 days after the end of each fiscal year, we are required by the indenture governing the notes to offer to repurchase the maximum principal amount of notes that may be purchased with 50% of our excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the notes to be purchased. The indenture governing the notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. As of the end of fiscal 2005 and fiscal 2004, we determined that we did not have any excess cash flow, as defined in the indenture, and were thus not required to offer to repurchase any of the notes. The notes have a final maturity date of October 15, 2009, although we are required by the indenture governing the notes to make principal payments on the notes of $18.75 million in 2007 and $9.375 million in 2008.
          We intend to use the proceeds from our Proposed Initial Public Offering to retire the aggregate outstanding principal amount and accrued interest under the senior secured notes.
Senior Secured Credit Facility
          We have a senior secured credit facility with availability of up to $12.5 million (after giving effect to required reserves of $500,000), subject to customary conditions. The facility is secured by a pledge of our inventory, receivables and certain other assets. The facility provides for same-day funding of the revolver, as well as letters of credit up to a maximum of $1.0 million. Interest on outstanding borrowings is payable, at our option, at either an index rate or a LIBOR rate. Index rate loans bear interest at a floating rate equal to the higher of (i) the base rate on corporate loans quoted by The Wall Street Journal or (ii) the federal funds rate plus 50 basis points per annum, in either case plus 1.00%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.50%. We have the option to choose 1-, 2-, 3- or 6-month LIBOR periods for borrowings bearing interest at the LIBOR rate. In addition, the senior secured credit facility requires us to pay a monthly fee of 2.50% per annum of the amount available under outstanding letters of credit. We are also required to pay a monthly commitment fee equal to 0.5% per annum of the undrawn availability, as calculated under the agreement.
          Available amounts under the senior secured credit facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (1) 65% of the value of eligible inventory and (2) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base.
          In March 2005, several financial covenants in the senior secured credit facility were amended. The limit on capital expenditures in each fiscal year was increased to the greater of (a) one-third of our EBITDA (as defined in the senior secured credit facility) in the immediately preceding fiscal year, and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow offer (as described above under “Ì Liquidity and Capital Resources Ì Senior Secured Notes’’) made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures. In addition, the covenants regarding minimum interest coverage ratios and minimum earnings levels were removed for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter. Finally, the definition of borrowing base in the senior secured credit facility was amended to include an availability block of $2.5 million, as used to calculate the borrowing base under the senior secured credit facility.
          As of the end of fiscal 2005, we had no borrowings outstanding, and $12.0 million of borrowing availability after giving effect to required reserves of $500,000 under the credit agreement and we believe we were in compliance with the covenants contained in the senior secured credit facility.
          Borrowings under our senior secured credit facility typically increase as working capital requirements increase in anticipation of the important selling periods in late spring and in advance of the Christmas holiday, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the senior secured credit facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms.
Indebtedness Following Our Proposed Initial Public Offering
          We plan to enter into a new senior secured credit facility upon the closing of our Proposed Initial Public Offering, which may contain provisions which restrict our ability to incur additional indebtedness, make capital expenditures, or make substantial asset sales which might otherwise be used to finance our expansion. Our obligations under the new senior secured facility may be secured by substantially all of our assets, which may further limit our access to certain capital markets or lending sources. We do not expect the covenants under our new senior secured credit facility to restrict our ability to make capital expenditures.
Contractual Obligations
          The following table of our material contractual obligations as of the end of fiscal 2005, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(unaudited)
	(in thousands)
Long-term debt(1)	$93,750	$—	$28,125	$65,625	$—
Operating leases	$146,639	$16,904	$34,545	$31,312	$63,878
Purchase obligations(2)	$10,703	$9,576	$866	$261	$—

Total	$251,092	$26,480	$63,536	$97,198	$63,878

(1)	We expect to retire all of our outstanding long-term debt with the proceeds from our Proposed Initial Public Offering together with borrowings under our new senior secured credit facility.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.
Capital Expenditures
          Subject to our ability to generate sufficient cash flow, in fiscal year 2006 we currently plan to spend between $10.0 million and $12.0 million on capital expenditures, to open additional stores and/or to retrofit, update or remodel existing stores. In the event that we close our Proposed Initial Public Offering and are able to refinance our existing senior secured credit facility and enter into a new credit facility that does not prevent us from incurring capital expenditures in excess of $12.5 million, we may increase our capital expenditures for our 2006 fiscal year above this range.
Off-Balance Sheet Arrangements
          As of the end of fiscal 2005, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
          Interest Rate Risk
          The interest payable on our senior secured credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of the end of fiscal 2005, if the maximum available under the senior secured credit facility of $12.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $1.25 million on an annual basis, thereby materially affecting our results from operations and cash flows. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
          Foreign Currency Risks
          We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
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

Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets at December 31, 2005 and January 1, 2005	33
Consolidated Statements of Operations for the fiscal year ended December 31, 2005, the fiscal year ended January 1, 2005 and the fiscal year ended January 3, 2004	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal year ended December 31, 2005, the fiscal year ended January 1, 2005 and the fiscal year ended January 3, 2004	36
Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2005, the fiscal year ended January 1, 2005 and the fiscal year ended January 3, 2004	37
Notes to Consolidated Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Golfsmith International Holdings, Inc.
          We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at December 31, 2005 and January 1, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Austin, Texas
March 10, 2006

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$4,207,497	$8,574,966
Receivables, net of allowances of $146,964 at December 31, 2005 and $161,838 at January 1, 2005	1,646,454	854,555
Inventories	71,472,061	54,197,532
Prepaid and other current assets	6,638,109	6,405,525

Total current assets	83,964,121	70,032,578
Property and equipment:
Land and buildings	21,256,771	21,133,430
Equipment, furniture, fixtures	19,004,608	15,174,320
Leasehold improvements and construction in progress	20,866,839	15,247,612

	61,128,218	51,555,362
Less: accumulated depreciation and amortization	(14,558,256)	(10,647,641)

Net property and equipment	46,569,962	40,907,721
Goodwill	41,634,525	41,634,525
Tradenames	11,158,000	11,158,000
Trademarks	14,156,127	14,483,175
Customer database, net of accumulated amortization of $1,227,490 at December 31, 2005 and $849,801 at January 1, 2005	2,171,715	2,549,404
Debt issuance costs, net of accumulated amortization of $3,126,103 at December 31, 2005 and $2,062,104 at January 1, 2005	4,731,612	5,795,611
Other long-term assets	450,208	368,285

Total assets	$204,836,270	$186,929,299

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	January 1,
	2005	2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,000,236	$31,006,493
Accrued expenses and other current liabilities	19,163,459	18,717,115
Lines of credit	—	—

Total current liabilities	61,163,695	49,723,608
Long-term debt, less current maturities	82,450,000	79,808,033
Deferred rent liabilities	4,095,442	3,084,367

Total liabilities	147,709,137	132,616,008
Stockholders’ Equity:
Common stock –$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at December 31, 2005 and January 1, 2005	21,594	21,594
Restricted stock units –$.001 par value; 755,935 shares issued and outstanding at December 31, 2005 and January 1, 2005	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	135,815	279,607
Accumulated deficit	(3,319,639)	(6,277,273)

Total stockholders’ equity	57,127,133	54,313,291

Total liabilities and stockholders’ equity	$204,836,270	$186,929,299

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	Ended	Fiscal Year	Fiscal Year
	December 31,	Ended	Ended
	2005	January 1, 2005	January 3, 2004

Net revenues	$323,794,225	$296,202,149	$257,744,780
Cost of products sold	208,044,286	195,014,579	171,083,110

Gross profit	115,749,939	101,187,570	86,661,670
Selling, general and administrative	99,310,158	90,763,231	73,400,271
Store pre-opening expenses	1,764,685	742,880	599,603

Total operating expenses	101,074,843	91,506,111	73,999,874

Operating income	14,675,096	9,681,459	12,661,796
Interest expense	(11,744,232)	(11,240,550)	(11,156,792)
Interest income	73,263	63,939	39,776
Other income	469,841	1,178,790	210,707
Other expense	(116,331)	(16,530)	(46,270)

Income (loss) from operations before income taxes	3,357,637	(332,892)	1,709,217
Income tax expense	(400,003)	(4,422,724)	(644,953)

Net income (loss)	$2,957,634	$(4,755,616)	$1,064,264

Basic and diluted net income (loss) per share of common stock	$0.13	$(0.21)	$0.05
Basic weighted average common shares outstanding	22,350,532	22,350,532	21,523,956
Diluted weighted average common shares outstanding	22,668,785	22,350,532	21,523,956
See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Restricted Stock
	Common Stock		Units			Other
					Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 28, 2002	20,077,931	$20,078	839,268	$839	$55,990,042	$48,148	$(2,585,921)	$53,473,186
Issuance of common stock	1,433,333	1,433	—	—	4,298,565	—	—	4,299,998
Conversion of restricted stock	83,333	83	(83,333)	(83)	—	—	—	—
Comprehensive loss:
Translation adjustments, cumulative translation gain of $186,877 at January 3, 2004	—	—	—	—	—	138,729	—	138,729
Net income	—	—	—	—	—	—	1,064,264	1,064,264
Total comprehensive income	—	—	—	—	—	—	—	1,202,993

Balance at January 3, 2004	21,594,597	$21,594	755,935	$756	$60,288,607	$186,877	$(1,521,657)	$58,976,177

Comprehensive loss:
Translation adjustments, cumulative translation gain of $279,607 at January 1, 2005	—	—	—	—	—	92,730	—	92,730
Net loss	—	—	—	—	—	—	(4,755,616)	(4,755,616)
Total comprehensive loss	—	—	—	—	—	—	—	(4,662,886)

Balance at January 1, 2005	21,594,597	$21,594	755,935	$756	$60,288,607	$279,607	$(6,277,273)	$54,313,291

Comprehensive loss:
Translation adjustments, cumulative translation gain of $135,815 at December 31, 2005	—	—	—	—	—	(143,792)	—	(143,792)
Net income	—	—	—	—	—	—	2,957,634	2,957,634
Total comprehensive income	—	—	—	—	—	—	—	2,813,842

Balance at December 31, 2005	21,594,597	$21,594	755,935	$756	$60,288,607	$135,815	$(3,319,639)	$57,127,133

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Operating Activities
Net income (loss)	$2,957,634	$(4,755,616)	$1,064,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,489,782	5,261,001	4,850,711
Amortization of intangible assets	377,689	377,690	377,689
Amortization of debt issue costs and debt discount	3,705,966	3,300,169	3,011,179
Non-cash loss on write-off of property and equipment	1,480,601	476,713	—
Net loss (gain) on sale of real estate and other assets	(370,613)	(1,064,045)	3,069
Changes in operating assets and liabilities:
Accounts receivable	(791,899)	525,737	(1,109,008)
Inventories	(17,274,529)	(2,982,474)	(14,196,793)
Prepaid and other current assets	(232,584)	(3,037,537)	379,638
Deferred income taxes	—	4,162,096	179,970
Other assets	(81,923)	(321,352)	(56,333)
Accounts payable	10,993,743	9,425,215	5,931,850
Accrued expenses and other current liabilities	433,246	1,952,201	2,632,298
Deferred rent	1,011,075	2,000,856	570,187

Net cash provided by operating activities	7,698,188	15,320,654	3,638,721
Investing Activities
Purchase of property, plant and equipment	(12,655,232)	(8,567,480)	(5,759,429)
Proceeds from sale of real estate and other assets	731,463	2,105,000	18,046
Purchase of assets and other	—	—	(956,676)
Purchase of business, net of cash received	—	—	(8,585,560)

Net cash used in investing activities	(11,923,769)	(6,462,480)	(15,283,619)
Financing Activities
Principal payments on lines of credit	(47,198,103)	(33,524,025)	(27,178,727)
Proceeds from lines of credit	47,198,103	32,106,986	28,595,766
Proceeds from issuance of common stock	—	—	4,299,998
Debt issuance costs	—	—	(82,410)
Other	(2,244)	(6,607)	(23,264)

Net cash provided by (used in) financing activities	(2,244)	(1,423,646)	5,611,363
Effect of exchange rate changes on cash	(139,644)	89,894	134,506

Change in cash and cash equivalents	(4,367,469)	7,524,422	(5,899,029)
Cash and cash equivalents, beginning of period	8,574,966	1,050,544	6,949,573

Cash and cash equivalents, end of period	$4,207,497	$8,574,966	$1,050,544

Supplemental cash flow information:
Interest payments	$8,031,328	$7,968,535	$7,130,032
Tax payments	724,766	304,180	699,198
Amortization of discount on senior secured notes	2,641,967	2,325,564	2,102,424
See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Nature of Business and Summary of Significant Accounting Policies

Description of Business
          Golfsmith International Holdings, Inc. (“Holdings” or the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and is a designer and marketer of golf equipment. The Company offers golf equipment from top national brands as well as its own proprietary brands and also offers clubmaking capabilities. The Company markets its products through 52 superstores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick

Basis of Presentation
          The accompanying consolidated financial statements include the accounts of Golfsmith International Holdings, Inc. (“Holdings”) and its wholly owned subsidiary Golfsmith International, Inc. (“Golfsmith”). Holdings has no operations nor does it have any assets or liabilities other than its investment in its wholly owned subsidiary. Accordingly, these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications
          Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. A reclassification of $6.2 million was made to the consolidated balance sheet as of January 1, 2005 to decrease both cash and cash equivalents and accounts payable in connection with outstanding checks written but not presented for payment prior to the balance sheet date. Reclassifications of $1.8 million and $4.5 million were made to the consolidated balance sheets as of January 3, 2004 and December 28, 2002, respectively, to decrease both cash and cash equivalents and accounts payable in connection with outstanding checks written but not presented for payment prior to the balance sheet date. The reclassifications are the result of the Company funding the related cash accounts at the time the outstanding checks are presented for payment, which has historically been after the date on which the reporting period ends, instead of the date on which the checks are written. All reclassifications have been appropriately recorded in the consolidated statements of cash flows. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Cash Equivalents
          Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have maturities when purchased of three months or less.

Accounts Receivable
          Accounts receivable consists primarily of amounts due from credit card merchants who process the Company’s credit card sales and remit the proceeds to the Company. Allowances are made based on historical data for estimatable unrecoverable amounts.

Inventories
          Inventories consist primarily of finished goods (i.e., golf and tennis equipment and accessories) and are stated at the lower of cost (weighted average) or market. Inbound freight charges, import fees and vendor discounts are capitalized into inventory upon receipt of the purchased goods. These costs are included in cost of products sold upon the sale of the respective inventory item. Inventory values are reduced for anticipated physical inventory losses, such as theft, that have occurred since the last physical inventory date on a location-by-location basis, as well as anticipated amounts of carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.

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

Long-Lived Assets
          The Company accounts for the impairment or disposal of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. Included in selling, general and administrative

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
expenses for fiscal 2005 is a $1.5 million non-cash loss on the write-off of property and equipment. The losses were primarily due to the remodeling of stores and the modification of one store to a smaller store layout, which resulted in certain assets having little or no future economic value. Included in selling, general and administrative expenses for fiscal 2004 is a $477,000 non-cash loss on the write-off of property and equipment. The loss was primarily due to one store relocation and two anticipated retail store relocations, which resulted in certain assets having little or no future economic value.
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

Operating Leases
          The Company leases stores under operating leases. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of sales lease provisions when the Company determines that it is probable that the specified levels will be reached during the fiscal year. The Company records direct costs incurred to effect a lease in other long-term assets and amortizes these costs on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.
          The Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. Sublease income is recorded on a straight-line basis over the term of the sublease as a reduction of rent expense.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Foreign Currency Translation
          In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity as the local currency is the functional currency. Gains and losses from foreign currency denominated transactions are included in “Other income” or “Other expense” in the consolidated statement of operations and were not significant for the years presented.

Concentrations of Credit Risk
          Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and accounts receivable. Excess cash is invested in high-quality, short-term, liquid money instruments issued by highly rated financial institutions. Concentration of credit risk with respect to the Company’s receivables relates primarily to the Company’s arrangements with a select number of national brand credit card companies and is minimized due to the large number of customer transactions and short settlement terms with the credit card companies.
          The Company maintains an allowance for estimated losses resulting from non-collection of customer receivables based on: historical collection experience, age of the receivable balance, both individually and in the aggregate, and general economic conditions. The Company generally does not require collateral.

Fair Value of Financial Instruments
          Fair value and carrying amounts for financial instruments may differ due to instruments that provide fixed interest rates or contain fixed interest rate elements. Such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates. The carrying value of the Company’s financial instruments approximates fair value, except for differences with respect to long-term, fixed rate debt, which are discussed in Note 5. Fair value for such instruments is based on estimates using present value or other valuation techniques.

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
          Catalog and e-commerce sales are recorded upon shipment of merchandise. This policy is based on: (1) the customer has generally already paid for the goods with a credit card, thus minimal collectibility risk exists, (2) the equipment being shipped is complete and ready for shipment at the time of shipment, (3) the Company has no further obligations once the product is shipped, and (4) the Company records an allowance for estimated returns in the period of sale.
          The Company recognizes revenue from the Harvey Penick Golf Academy instructional school at the time the services are performed.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          The Company sells gift cards to its customers in their retail stores, through their Web site and through their Austin, Texas call center. The Company’s gift cards have an expiration date of two years, except in states or jurisdictions where prohibited by law. The Company does not deduct non-usage fees from outstanding gift card values.
          The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The determination of the gift card breakage rate is based upon historical redemption patterns. Gift card breakage is based on the redemption recognition method whereby breakage is recognized as revenue as the gift cards are used. When an outstanding gift card reaches 48 months in age (after the gift card sale date), all remaining outstanding balances that are not required to be remitted to the relevant jurisdictions are recorded as revenues as the Company deems the likelihood of redemption as remote. Gift card breakage income is included in net revenue in the consolidated statements of operations. During the fourth quarter of fiscal 2005, the Company recognized $0.9 million in net revenues related to the initial recognition of gift card breakage.
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

Vendor Rebates and Promotions
          The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with individual suppliers and income is earned as buying levels are met and/or cooperative advertising is placed.
          Rebate income is recorded as a reduction of the cost of inventory purchased from the respective supplier and is recognized as cost of goods sold when the related merchandise is sold. Vendor rebate income received and recorded as a reduction of cost of products sold was $0.7 million for the year ended December 31, 2005, $1.0 million for the year ended January 1, 2005 and $0.8 million for the year ended January 3, 2004.
          Cooperative promotional income received for reimbursements of incremental direct costs are recorded as a reduction of selling, general and administrative expenses. Any promotional income received that does not pertain to incremental direct costs is recorded as a reduction of inventory purchased and is recognized as cost of goods sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $2.6 million for the fiscal year ended December 31, 2005, $2.0 million for the fiscal year ended January 1,

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
2005 and $1.2 million for the fiscal year ended January 3, 2004. Cooperative promotional income received and recorded as a reduction of cost of goods sold was approximately $2.0 million for the fiscal year ended December 31, 2005. There were no cooperative promotional income amounts recorded as a reduction of cost of goods sold in either the fiscal year ended January 1, 2005 or the fiscal year ended January 3, 2004.
          The uncollected amounts of vendor rebate and promotional income remaining in prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2005 and January 1, 2005 was approximately $1.7 million and $1.2 million, respectively.

Income Taxes
          The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Catalog Costs and Advertising
          Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $0.5 million and $0.3 million in catalog costs capitalized at December 31, 2005 and January 1, 2005, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $16.8 million for the fiscal year ended December 31, 2005, $15.9 million for the fiscal year ended January 1, 2005 and $14.4 million for the fiscal year ended January 3, 2004. These amounts include amortization of catalog costs of approximately $8.9 million for the fiscal year ended December 31, 2005, $10.5 million for the fiscal year ended January 1, 2005 and $8.6 million for the fiscal year ended January 3, 2004.

Debt Issuance Costs
          Issuance costs are deferred and amortized to interest expense using the interest method over the terms of the related debt. Amortization of such costs for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 totaled approximately $1.1 million, $1.0 million and $0.9 million, respectively.

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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

Stock-Based Compensation
          The Company accounts for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income, if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, An Amendment of FASB Statement No. 123.

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Net Income (loss) as reported	$2,957,634	$(4,755,616)	$1,064,264
Total stock-based compensation cost, net of related tax effects included in the determination of net income (loss) as reported	—	—	—
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards	(226,531)	(156,012)	(97,585)

Pro forma net income (loss)	$2,731,103	$(4,911,628)	$966,679

Earnings per share:
Basic and diluted — as reported	$0.13	$(0.21)	$0.05
Basic and diluted — pro forma	$0.12	$(0.21)	$0.05
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. See Recently Issued Accounting Standards below for additional information.

Segments
          The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and considers its business activities to constitute a single segment.

Fiscal Year
          The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal year 2003 consisted of 53 weeks. Fiscal 2004 and fiscal 2005 each consisted of 52 weeks.

Recently Issued Accounting Standards
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The Company expects to use the Black-Scholes option pricing model to determine the fair value of the Company’s stock-based awards. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
transition method. The Company intends to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company intends to adopt SFAS 123R at the beginning of the first quarter of fiscal 2006. The Company expects that the adoption of SFAS 123R will have a significant negative impact on its results of operations, but will not impact its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based grants in the future.
          In June 2005, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s net income, cash flows or financial position.

2.	Business Combinations

Don Sherwood Golf & Tennis
          On July 24, 2003, the Company acquired all issued and outstanding shares of Don Sherwood Golf & Tennis (“Sherwood”) for a total purchase price of $9.2 million, including related acquisition costs of $0.4 million. The Company believes that the Sherwood acquisition supports the Company’s goals of expanding its national presence while gaining exposure to one of the country’s top golf markets in San Francisco, California. The Company acquired all six Sherwood retail stores as part of the acquisition. The operations of Sherwood stores are included in the Company’s consolidated statement of operations and cash flows as of July 25, 2003.
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

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

4.	Intangible Assets
          The following is a summary of the Company’s intangible assets that are subject to amortization:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	January 1,
	2005	2005

Customer database gross carrying amount	$3,399,205	$3,399,205
Accumulated amortization	(1,227,490)	(849,801)

Customer database net carrying amount	$2,171,715	$2,549,404

          Total amortization expense was approximately $378,000 for each of the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, and is recorded in selling, general and administration costs on the consolidated statement of operations.
          Estimated future annual amortization expense is as follows:

2006	$377,689
2007	377,689
2008	377,689
2009	377,689
2010	377,689
Thereafter	283,270

$2,171,715

5.	Debt
          Long-term debt at December 31, 2005 and January 1, 2005 consisted of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	January 1,
	2005	2005

Senior secured notes due October 15, 2009 (see discussion below)	$93,750,000	$93,750,000
Total long-term debt	93,750,000	93,750,000
Less current maturities	—	—
Long-term portion	93,750,000	93,750,000
Unamortized discount on senior secured notes	(11,300,000)	(13,941,967)

Long-term debt, net of discount	$82,450,000	$79,808,033

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          As of December 31, 2005, the annual maturities of long-term debt were as follows:

2006	$—
2007	18,750,000
2008	9,375,000
2009	65,625,000
2010	—
Thereafter	—

$93,750,000

Senior Secured Notes
          On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes (the “notes”) due in 2009 at a discount of 20%, or $18.75 million. Interest payments are required semi-annually on March 1 and September 1, beginning on March 1, 2003. The notes rank equal in right with any other senior indebtedness, including indebtedness under Golfsmith’s senior credit facility. The notes are fully and unconditionally guaranteed, up to an aggregate principal amount at maturity of $93.75 million, by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of December 31, 2005 and January 1, 2005, the notes were guaranteed, jointly and severally, by all Golfsmith subsidiaries.
          The notes and each guarantee is secured by all of Golfsmith’s real property, equipment and proceeds thereof as well as by substantially all of Golfsmith’s other assets.
          Golfsmith has the option to redeem some or all of the notes at any time prior to October 15, 2006 at a make-whole redemption price. On or after October 15, 2006, Golfsmith has the option to redeem some or all of the notes at a redemption price that will decrease ratably from 106.5% of accreted value to 100.0% of accreted value on October 15, 2008, in all cases plus accrued but unpaid interest. The accreted value of the notes at December 31, 2005 that is recorded on the Company’s consolidated balance sheet is $82.5 million.
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
          Additionally, subsequent to fiscal 2003, Golfsmith is required under the notes to (i) offer to repurchase a portion of the notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of Golfsmith’s excess cash flow, as defined in the agreement; (ii) under certain circumstances, Golfsmith is required to repurchase the notes at specified redemption prices in the event of a change in control. As of the end of fiscal 2004 and fiscal 2005, the Company determined that it did not have any excess cash flow, as defined in the indenture, and thus the Company is not required to offer to repurchase any of the notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          Additionally, the terms of the notes limit the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the notes also contain certain other covenants, including a restriction on capital expenditures. In September 2004, the indenture governing the notes was amended to (i) provide that Golfsmith and its subsidiaries are not required to obtain leasehold mortgages on leases which are acquired by Golfsmith through an acquisition or similar transaction or upon any renewal or replacement of a lease, (ii) revise the covenant limiting capital expenditures (as defined in the indenture) and the definition of capital expenditure basket (as defined in the indenture) to provide that Golfsmith’s capital expenditure limitations are calculated on a fiscal year, or annual, basis rather than a “rolling four quarters” basis and (iii) clarify that any new subsidiary of Golfsmith which becomes a restricted subsidiary under the indenture is subject only to the same security provisions of the indenture as those to which existing restricted subsidiaries are subject. In March 2005, the indenture was further amended by revising the definition of capital expenditure basket to increase by $5.0 million the limitation on capital expenditures that may be made by Golfsmith or the guarantors of the notes during any given fiscal year. As of December 31, 2005 and January 1, 2005, Golfsmith was in compliance with the covenants imposed by the notes.
          The notes are recorded on the December 31, 2005 and January 1, 2005 balance sheets net of an original issuance discount of $18.75 million that is being amortized to interest expense over the term of the notes using the interest method.
          The fair value of long-term debt approximated $77.8 million and $85.3 million as of December 31, 2005, and January 1, 2005, respectively, based on the ask prices quoted from external sources, compared with carrying values of $82.5 million and $79.8 million, respectively.

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
          The senior credit facility has a term of 4.5 years and available amounts under the facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the agreement, plus the lesser of (i) 65% of the value of eligible inventory, (ii) 60% of the net orderly liquidation value of eligible inventory, and (iii) an availability block of $2.5 million.
          The senior credit facility contains restrictive covenants which, among other things, limit: (i) additional indebtedness, (ii) dividends, (iii) capital expenditures, and (iv) acquisitions, mergers, and consolidations. As of December 31, 2005 and January 1, 2005, the Company was in compliance with all covenants in the credit facility.
          In March 2005, several financial covenants in the senior credit facility were amended in order to (1) increase the limit on capital expenditures in each fiscal year to the greater of (a) one-third of our EBITDA (as defined in the senior credit facility) in the immediately preceding fiscal year and (b) the sum of: (i) $12.0 million, (ii) the amount, if any, of the excess cash flow offer (as described above)

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
made and not accepted by the holders of the senior secured notes during the immediately preceding fiscal year, and (iii) any amounts, up to an aggregate of $1,000,000, previously permitted to be made as capital expenditures that have not previously been made as capital expenditures, (2) to delete covenants regarding minimum interest coverage ratios and minimum earnings levels for the fiscal period ending on or about September 30, 2004 and all fiscal periods thereafter, and (3) to amend the definition of borrowing base in the senior credit facility to include an availability block of $2.5 million, as used to calculate maximum indebtedness under the senior credit facility.
          Borrowings under the credit facility may be made, at the Company’s option, as either an index rate loan or a LIBOR rate loan. Index rate loans bear interest at the higher of (1) The Wall Street Journal posted base rate on corporate loans or (2) the federal funds rate, in each case plus 1%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.5%. A fee of 2.5% per annum of the amount available under outstanding letters of credit is due and payable monthly. The weighted-average interest rate on borrowings under the senior credit facility during fiscal 2005 and fiscal 2004 was 6.5% and 5.0%, respectively. The Company is required to pay commitment fees of 0.50% of the undrawn availability as calculated under the agreement. These fees were not significant for all years presented for which the senior credit facility was effective. At December 31, 2005 and January 1, 2005, the Company had no borrowings outstanding under the senior credit facility.

6.	Store Closure and Asset Impairments
          The Company has closed five retail locations since its inception due to poor operating performance and the lack of market penetration being derived from these single-market stores. Store closure costs include writedowns of leasehold improvements and store equipment to estimated fair values and lease termination costs. During fiscal 2005, the Company closed two retail locations due to expiration of lease terms. There were not any expenses associated with either closed store recorded in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. In both instances in fiscal 2005 where the Company closed a store, a new store was subsequently opened in fiscal 2005 to serve the same customer base of the closed stores. The Company did not close any stores in fiscal 2004 or fiscal 2003 as a result of poor operating performance.
          The Company calculates and records impairment charges on long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. These charges have historically been recorded when the Company remodels an existing store or makes the decision to remodel an existing store, thus rendering certain fixed assets and leasehold improvements impaired.

7.	Commitments

Lease Commitments
          The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance. Rent expense was $14.3 million for the fiscal year ended December 31, 2005, $12.8 million for the fiscal year ended January 1, 2005, and $9.5 million for the fiscal year ended January 3, 2004.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          At December 31, 2005, future minimum payments due and sublease income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating
	Lease	Sublease
	Obligations	Income

2006	$16,903,668	$1,182,208
2007	17,755,669	1,188,496
2008	16,789,323	1,015,110
2009	15,819,428	818,952
2010	15,492,741	405,734
Thereafter	63,877,650	1,008,961

Total minimum lease payments	$146,638,479

Total minimum sublease rentals		$5,619,461

          Deferred rent consists of either or both of (1) a step-rent accrual related to the Company’s store leases and (2) a lease incentive obligation related to tenant incentives received by the Company pursuant to an operating lease agreement. In accordance with SFAS No. 13, Accounting for Leases, rental expense for the Company’s store leases is recognized on a straight-line basis even though a majority of the store leases contain escalation clauses.
          Golfsmith has entered into certain sublease agreements with third parties to sublease retail space previously occupied by Golfsmith. The sublease terms ending dates range from 2008 to 2013. Sublease income recorded as a reduction of rent expense was $0.7 million in fiscal 2005, $0.4 million in fiscal 2004, $0.3 million in fiscal 2003. Future minimum sublease payments to be received by Golfsmith over the terms of the leases are noted in the table above.

Employment Agreements
          The Company has entered into employment agreements with James D. Thompson, the Company’s president and chief executive officer, and with Virginia Bunte, the Company’s senior vice president, chief financial officer and treasurer. The Company has also entered into employment agreements with Carl Paul, one of our directors and a stockholder, and Franklin Paul, one of our stockholders, to provide advisory services.

8.	Guarantees
          Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At December 31, 2005, there were no amounts outstanding under the senior credit facility and $82.5 million outstanding on the senior secured notes.
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
restrictions on the transfer of funds between Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries.
          The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. For all periods presented, warranty costs were immaterial.

9.	Accrued Expenses and Other Current Liabilities
          The Company’s accrued expenses and other current liabilities are comprised of the following at December 31, 2005 and January 1, 2005, respectively:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	January 1,
	2005	2005

Salaries and benefits	$2,927,440	$1,791,931
Interest	2,654,411	2,647,670
Allowance for returns reserve	671,742	1,326,394
Gift certificates	8,091,210	7,521,148
Taxes	2,704,282	3,169,661
Other	2,114,374	2,260,311

Total	$19,163,459	$18,717,115

10.	Other Income and Expense
          Other income was $0.5 million in fiscal 2005, $1.2 million in fiscal 2004 and $0.2 million in fiscal 2003. During fiscal 2005, Golfsmith sold its trademarks for Lynx® in Taiwan and Korea to third parties. Golfsmith received proceeds of $0.7 million during fiscal 2005 and will receive additional proceeds over the next three years of $0.8 million for purchase price consideration. The gain on the sales recorded in fiscal 2005 was $0.3 million and is recorded in other income in the statement of operations. During fiscal 2004, Golfsmith sold its trademarks for Lynx® in Europe, Malaysia, Thailand and Singapore to a third party. Golfsmith received proceeds of $2.1 million, net of direct costs associated with the sale. The gain on the sale was approximately $1.1 million and is recorded in other income in the statement of operations.
          Other expense was not significant during any of the years presented.

11.	Retirement and Profit Sharing Plans
          During 1998, the Board of Directors approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. The Company contributed approximately $291,000 during the fiscal year ended December 31, 2005, $349,000 during the fiscal year ended January 1, 2005 and $259,000 during the fiscal year ended January 3, 2004.
          In 2005, the Company established the Annual Management Incentive Plan under which eligible participants may receive a cash bonus if the Compensation Committee of the Board of Directors creates a

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
bonus pool and determines such participants have achieved pre-determined individual and corporate goals. During fiscal 2005, the Company recorded expense of $1.7 million under the Annual Management Incentive Plan. This amount is recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations.

12.	Common Stock

Golfsmith International Holdings, Inc.
          Holdings has authorized 40.0 million shares of common stock, par value $.001 per share, of which 21,594,597 shares were issued and outstanding at December 31, 2005 and January 1, 2005.

Golfsmith International, Inc.
          Prior to the merger on October 15, 2002, Golfsmith had authorized 20.0 million shares of common stock, par value $.01 per share. Subsequent to the merger on October 15, 2002, the surviving operating entity Golfsmith is authorized to issue 100 shares of its $.01 par value common stock. All 100 shares were issued and outstanding as of December 31, 2005 and January 1, 2005. Holdings, the parent of Golfsmith, holds all of Golfsmith’s outstanding common stock.

Dividends
          No dividends have been declared or paid by Holdings or Golfsmith since the merger on October 15, 2002.

Capital Shares Reserved for Issuance
          At December 31, 2005, the Company has reserved the following shares of common stock for issuance:

Stock options	2,850,000
Restricted stock units	755,935
Additional authorized common shares	14,799,468

Total unissued authorized common shares	18,405,403

13.	Restricted Stock Units
          In October 2002, concurrent with the merger transaction between Holdings and Golfsmith, Holdings awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units are granted with certain restrictions as defined in the agreement. There were 755,935 outstanding shares of restricted stock units at December 31, 2005 and January 1, 2005 with a book value of $2.3 million at each such date.
          The restricted stock units are fully vested at the grant date and are held in an escrow account. The stock units become available to the employees as the restrictions lapse. In general, the restrictions lapse after ten years unless the occurrence of certain specified events, upon which the restrictions will lapse earlier.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

14.	Stock Option Plan

Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan
          In October 2002, Holdings adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings common stock, stock appreciation rights and restricted stock grants (collectively referred to as “options”). The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. There were 2,850,000 shares authorized under the 2002 Plan at December 31, 2005, of which 841,777 are available for future grant.
          A summary of the Company’s stock option activity and related information for the 2002 Plan through December 31, 2005 is as follows:

		Range of	Weighted Average
	Options	Exercise Prices	Exercise Price

Outstanding at December 28, 2002	—	$—	$—
Granted	1,840,500	$3.00	$3.00
Exercised	—	$—	$—
Forfeited	(113,000)	$3.00	$3.00

Outstanding at January 3, 2004	1,727,500	$3.00	$3.00

Granted	741,500	$3.85	$3.85
Exercised	—	$—	$—
Forfeited	(243,000)	$3.00–3.85	$3.05

Outstanding at January 1, 2005	2,226,000	$3.00–3.85	$3.28

Granted	69,223	$3.85	$3.85
Exercised	—	$—	$—
Forfeited	(287,000)	$3.00–3.85	$3.69

Outstanding at December 31, 2005	2,008,223	$3.00–3.85	$3.24

          Options become exercisable as they vest. At December 31, 2005, 19,223 options were vested and exercisable with a weighted average exercise price of $3.85. At December 31, 2005, the weighted average remaining contractual life of outstanding options was 7.9 years.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

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

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Risk-free interest rate	4.5%	4.0%	4.0%
Weighted-average expected life of the options (years)	7.00	7.00	7.00
Dividend rate	0.0%	0.0%	0.0%
Weighted-average fair value of options granted:
Exercise price equal to fair value of stock on date of grant	$0.94	$0.94	$0.73
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

15.	Earnings Per Share
          Basic earnings per share is computed based on the weighted average number of common shares outstanding, including outstanding restricted stock awards. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include outstanding stock options.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          The following table sets forth the computation of basic and diluted net income (loss) per share:

		Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Net Income (loss)	$2,957,634	$(4,755,616)	$1,064,264
Basic:
Weighted-average shares of common stock outstanding	21,594,597	21,594,597	20,768,021
Weighted-average shares of restricted common stock units outstanding	755,935	755,935	755,935
Shares used in computing basic net income (loss) per share	22,350,532	22,350,532	21,523,956

Effect of dilutive securities:
Stock options and awards	318,253	—	—
Shares used in computing diluted net income (loss) per share	22,668,785	22,350,532	21,523,956

Basic and diluted net income (loss) per share	$0.13	$(0.21)	$0.05
          The computation of dilutive shares outstanding excluded options to purchase 0.6 million, 0.7 million and 1.7 million shares as of December 31, 2005, January 1, 2005, and January 3, 2004, respectively, because such outstanding options’ exercise prices were equal to or greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

16.	Income Taxes
          Significant components of the income tax provision attributable to continuing operations are as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Current:
Federal	$64,943	$—	$—
State	150,000	120,650	60,000
Foreign	185,060	139,978	404,983

Total Current	400,003	260,628	464,983
Deferred:
Federal	—	3,824,628	165,378
State	—	337,468	14,592
Foreign	—	—	—

Total deferred	—	4,162,096	179,970
Income tax provision	$400,003	$4,422,724	$644,953

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          The Company’s provision for income taxes differs from the amount computed by applying the statutory rate to income from continuing operations before taxes as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Income Tax at U.S. statutory rate	34.0%	(34.0)%	34.0%
State taxes, net of federal income tax	4.4%	23.9%	3.3%
Foreign income taxes	5.2%	42.0%	0.0%
Permanent differences and other	(4.1)%	2.4%	0.4%
Utilized net operating losses	(34.5)%	0.0%	0.0%
Change in valuation allowance	6.9%	1,294.2%	0.0%
Income tax provision	11.9%	1,328.5%	37.7%

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2005 and January 1, 2005 are as follows:

	At December 31,	At January 1,
	2005	2005

Deferred tax assets:
Accrued expenses and other	$548,087	$515,906
Inventory basis	1,613,068	1,078,311
Federal tax carryforwards	2,683,497	2,808,398
Reserves and allowances	352,425	603,733

Total deferred tax assets	5,197,077	5,006,348
Valuation allowance for deferred tax assets	4,540,198	4,308,362

Net deferred tax assets	656,879	697,986

Deferred tax liabilities:
Depreciable/amortizable assets	656,879	697,986

Total deferred tax liabilities	656,879	697,986

Net deferred tax assets	$—	$—

          During the fiscal year ended January 1, 2005, the Company recorded a full valuation allowance against its net deferred tax assets. The valuation allowance will be relieved when the Company expects to realize the benefit of its net deferred tax assets.
          As of December 31, 2005, the Company had federal net operating loss carryforwards of approximately $5.1 million. The net operating loss carryforwards will begin expiring in 2022 if not utilized. In addition, the Company has foreign tax credits of approximately $0.7 million that will begin expiring in 2008 if not utilized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

17.	Foreign and Domestic Operations
          The Company has operated in foreign and domestic regions. Information about these operations is presented below:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Net revenues:
North America	$318,888,015	$289,619,500	$251,910,857
International	4,906,210	6,582,649	5,833,923
Operating profit:
North America	14,124,426	9,431,519	11,231,351
International	550,670	249,940	1,430,445
Income (loss) from continuing operations before income taxes:
North America	2,891,252	(639,654)	288,070
International	466,385	306,762	1,421,147
Identifiable assets:
North America	203,176,199	184,458,674	175,146,048
International	1,660,071	2,470,625	2,303,100

18.	Valuation and Qualifying Accounts

		Amounts
		Charged to
	Balance at	Net Income	Write-offs	Balance at
	Beginning	(Loss), Net	Against	End of
	of Period	of Recoveries	Reserves	Period

Allowance for sales returns:
Fiscal year ended December 31, 2005	1,326,394	10,180,021	(10,834,673)	671,742
Fiscal year ended January 1, 2005	1,357,173	10,358,365	(10,389,144)	1,326,394
Fiscal year ended January 3, 2004	1,098,029	8,111,425	(7,852,281)	1,357,173
Allowance for doubtful accounts:
Fiscal year ended December 31, 2005	161,838	65,670	(80,544)	146,964
Fiscal year ended January 1, 2005	176,667	85,487	(100,316)	161,838
Fiscal year ended January 3, 2004	242,643	157,717	(223,693)	176,667

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005

19.	Consolidated Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth	Full
Fiscal 2005	Quarter	Quarter	Quarter	Quarter	Year

Net revenues	$63,958,382	$102,493,511	$85,521,081	$71,821,251	$323,794,225
Gross profit	22,762,892	37,832,621	29,882,762	25,271,664	115,749,939
Income (loss) from continuing operations	(1,999,612)	6,001,687	1,210,595	(2,255,036)	2,957,634
Net income (loss)	(1,999,612)	6,001,687	1,210,595	(2,255,036)	2,957,634
Basic and diluted net income (loss) per share of common stock	$(0.09)	$0.27	$0.05	$(0.10)	$0.13
Basic weighted average common shares outstanding	22,350,532	22,350,532	22,350,532	22,350,532	22,350,532
Diluted weighted average common shares outstanding	22,350,532	22,676,954	22,669,668	22,350,532	22,668,785

	First	Second	Third	Fourth	Full
Fiscal 2004	Quarter	Quarter	Quarter	Quarter	Year

Net revenues	$65,782,039	$96,943,734	$73,895,536	$59,580,840	$296,202,149
Gross profit	22,975,182	33,374,179	24,516,783	20,321,426	101,187,570
Income (loss) from continuing operations	(202,961)	2,265,194	535,655	(7,353,504)	(4,755,616)
Net income (loss)	(202,961)	2,265,194	535,655	(7,353,504)	(4,755,616)
Basic and diluted net income (loss) per share of common stock	$(0.01)	$0.10	$0.02	$(0.33)	$(0.21)
Basic weighted average common shares outstanding	22,350,532	22,350,532	22,350,532	22,350,532	22,350,532
Diluted weighted average common shares outstanding	22,350,532	22,422,608	22,698,038	22,350,532	22,350,532

20.	Related Party Transactions
          In October 2002, the Company entered into a management consulting agreement with its majority stockholder whereby the Company pays a management fee expense of $600,000 per year, plus out of pocket expenses, to this majority stockholder of the Company ending in October 2012. During the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, the Company paid approximately $681,000, $631,000 and $812,000, respectively, to this majority stockholder under the agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of December 31, 2005 and January 1, 2005, the Company did not have any material amounts payable to this majority stockholder.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005
          Nothing in the management consulting agreement shall prohibit the Company’s majority stockholder from receiving from the Company a fee in connection with their financial advisory and consulting services in connection with future acquisitions, dispositions or debt or equity financings. Under the terms of the agreement, such additional fees will not exceed an amount equal to:

•	in the case of a transaction involving less than $50 million in total enterprise value, 2% of such total enterprise value;

•	in the case of a transaction involving more than $50 million but less than $100 million in total enterprise value, $1 million; and

•	in the case of a transaction involving more than $100 million in total enterprise value, 1% of such total enterprise value.
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
          On June 9, 2005, Holdings entered into a consulting agreement with a director of the Company. The agreement has an initial term of three years and may be terminated by either party giving thirty days’ prior written notice. Pursuant to the terms of the agreement, the director will make him or herself available for ten business days per calendar year of the term of the agreement for consulting services to the Company. The Company will pay the director $2,000 per business day on which consulting services are performed and reimburse the director for reasonable out-of-pocket expenses. The Company paid approximately $33,000 to this director under this agreement in fiscal 2005. There were no amounts owed to this director as of December 31, 2005.

21.	Subsequent Events
          On March 14, 2006, Holdings filed a registration statement on Form S-1 with the Securities and Exchange Commission, for the registration of shares of common stock for sale to the public markets.

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
     Internal Control over Financial Reporting. During the three months ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

Part III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information about our executive officers and directors:

Name	Age	Position
James D. Thompson	43	Chief Executive Officer, President and Director
Virginia Bunte	40	Senior Vice President – Chief Financial Officer and Treasurer
Kenneth Brugh	55	Senior Vice President – Real Estate and New Business Development
Fred Quandt	36	Senior Vice President – Merchandising
David Pritchett	41	Senior Vice President – Retail Operations
Kiprian Miles	44	Vice President – Chief Information Officer
Jeff Sheets	46	Vice President – Research and Development
Matthew Corey	39	Vice President – Marketing
David Lowe	45	Vice President – Brands and Golf Instruction
Charles Shaw	72	Chairman of the Board
Roberto Buaron	59	Director
James Grover(1)	34	Director
Noel Wilens	43	Director
Thomas G. Hardy(1)	60	Director
James Long	63	Director
Lawrence Mondry	45	Director

(1)	Member of our audit committee.
          James D. Thompson has served as our Chief Executive Officer, President and a director since October 2002. Prior to that, Mr. Thompson served as our Senior Vice President from September 2000 until October 2002. From August 1999 to September 2000, Mr. Thompson served as our Vice President — Merchandising, and from January 1999 to August 1999 he served as our Director of Brand Management. From 1998 to 1999, Mr. Thompson was responsible for home computing products for Circuit City. From 1995 to 1998, Mr. Thompson served as Senior Director, Business Solutions and in other management positions for CompUSA. From July 1993 until joining CompUSA in 1995, Mr. Thompson served as Vice President — Merchandising for Mr. Bulky Gifts and Treats, a shopping mall-based candy store. From January 1986 to July 1993, he served as national merchant and in other management positions for Highland Superstores, Inc.
          Virginia Bunte joined us in 1995 and has served as our Treasurer and Chief Financial Officer since January 2003 and as a Senior Vice President since February 2006. From 1995 to 2003, Ms. Bunte served in various positions with us including Assistant Controller, Controller and Vice President — Finance.
          Kenneth Brugh joined us in 1981 and became our Senior Vice President — Real Estate and New Business Development in February 2006. Between November 2004 and February 2006, Mr. Brugh was our Vice President — Retail and Real Estate. Prior to that, from October 2002 until November 2004, Mr. Brugh served as our Vice President — Operations. From 1981 to 2002, Mr. Brugh served in several positions with us including vice president, general manager and sales associate.
          Fred Quandt joined us in 1995 and became Senior Vice President — Merchandising in February 2006. Prior to that, from October 2002 to February 2006, he served as our Vice President — Merchandising. From 1995 until October 2002, Mr. Quandt served as Director of Merchandising and Divisional Merchandise Manager and in various other merchandising positions.
          David Pritchett joined us in 2006 as our Senior Vice President — Retail Operations. From 2001 to 2005, Mr. Pritchett served as the Senior Vice President of Store Operations at Galyans Trading Co., Inc. Prior to that, from March 1996 to May 2001, he was Director of Store Operations at Galyans.
          Kiprian Miles joined us in October 2002 as our Vice President — Chief Information Officer. From April 1999 until June 2002, Mr. Miles was responsible for technology decisions, information infrastructure and marketing and sales support systems as Vice President — Marketing Systems and Chief Architect, at Office Depot, Inc. From August 1997 to April 1999, Mr. Miles was Chief Architect at Alcoa Inc., where he was responsible for developing and managing the technology infrastructure.

          Jeff Sheets has served as our Vice President — Research and Development since April 2002. From June 1999 until April 2002, Mr. Sheets was responsible for product development at Wilson Sporting Goods. Mr. Sheets served as Director of Research and Development for Spalding/Ben Hogan from July 1995 until February 1999 and for Founders Club from May 1991 until July 1995. Mr. Sheets initially began his career in the golf industry in October 1988 working on the PGA Tour as a fitting specialist and equipment technician for Brunswick Golf (now Royal Precision) and Founders Club until he moved into research and development.
          Matthew Corey joined us in November 2004 as our Vice President — Marketing. Prior to joining us, Mr. Corey served as Vice President — Marketing and eCommerce for The Bombay Company from April 2002 until November 2004, senior manager of marketing and operations, business development strategy and partnerships for The Home Depot, Inc. from October 1999 until February 2002 and served as analyst and manager of marketing and advertising for BellSouth Corporation from May 1997 until October 1999.
          David Lowe joined us in September 2004 and has been Vice President — Brands and Golf Instruction since May 2005. Mr. Lowe is responsible for proprietary brand development and management along with product strategy. From April 1997 to June 2004, Mr. Lowe was with Spalding Sports, most recently serving as Marketing Director for the Ben Hogan brand. From October 1985 to April 1997, Mr. Lowe held several management positions at Golfer’s Warehouse, a regional golf specialty retailer in the U.S. northeast.
          Charles Shaw became a director in October 2002. Mr. Shaw has been a Managing Director at First Atlantic Capital, Ltd. (“First Atlantic Capital’’) since 2001. From 1997 to December 2000, Mr. Shaw was a senior advisor to First Atlantic Capital. He was a senior partner at McKinsey & Company, Inc. for twenty-five of his thirty-five year tenure which ended in 2000. In addition to consulting many Fortune 500 companies and their international equivalents, Mr. Shaw served on McKinsey’s board for eighteen years and held a variety of management positions worldwide. Also, he was deeply involved in investment activities at McKinsey as a trustee of the profit sharing retirement plan and as a member of the investment committee.
          Roberto Buaron became a director in October 2002. Mr. Buaron has been the Chairman and Chief Executive Officer of First Atlantic Capital since he founded the firm in 1989. From 1986 to 1989, Mr. Buaron was a senior partner with Overseas Partners Inc., a New York middle market private equity firm. From 1983 to 1986, Mr. Buaron was a First Vice President of First Century, Inc., and a general partner of its venture capital affiliate, First Century Partnership. Prior to joining First Century, Mr. Buaron was a partner of McKinsey & Company, Inc. During his nine-year tenure at McKinsey, Mr. Buaron counseled senior management at a number of Fortune 500 companies on improving their strategic position and operating performance.
          James Grover became a director in October 2002. Mr. Grover has been a principal at First Atlantic Capital since May 2004, and prior to that served as a Vice President with First Atlantic Capital from August 2000 until May 2004 and as an associate with First Atlantic Capital from July 1998 until August 2000. Prior to joining First Atlantic Capital in 1998, Mr. Grover was an associate and business analyst at New York Consulting Partners, Inc.
          Noel Wilens became a director in October of 2002. Mr. Wilens has been a Managing Director of First Atlantic Capital since May 2004. From May 2001 until May 2004, he was a principal at First Atlantic Capital. From October 1995 until May 2001, Mr. Wilens was a general partner of Bradford Equities Fund, L.L.C., a New York-based private equity firm focused on the acquisition of small and medium size U.S. industrial manufacturers and distributors. Mr. Wilens was also a principal of The Invus Group, Ltd., a private equity firm specializing in food industry acquisitions on behalf of European investors, from June 1987 until October 1995.
          Thomas G. Hardy became a director in October 2002. Mr. Hardy has served as an Operating Partner for an affiliate of First Atlantic Capital since August 2004. Mr. Hardy has been the Chairman of the Board of Trustees of the American University of Paris since May 2003 and a member of the Advisory Board of Main Street Resources, a private equity fund specializing in small and medium sized management buy-outs since May 2002. In 1985, Mr. Hardy was one of the founders of Trans Resources, Inc, a multinational manufacturer and distributor of chemicals and fertilizers, serving as its President and Chief Operating Officer from 1993 to 2000. From 1969 to 1984, Mr. Hardy was a management consultant with McKinsey & Company Inc, serving as a partner from 1976 to 1984.
          James Long became a director in October 2002. Mr. Long has been a Senior Advisor to First Atlantic Capital since January 1, 2005 and has been a Managing Director at First Atlantic Capital since 1991. Prior to joining First Atlantic Capital, Mr. Long was a managing director at Kleinwort Benson North America. From 1975 to 1989, Mr. Long was an Executive Vice

President of Mergers, Acquisitions and Strategic Planning at Primerica Corporation (formerly American Can Company). From 1970 to 1975, Mr. Long was director of acquisitions for The Sperry and Hutchinson Company.
          Lawrence Mondry became a director in May 2005. Mr. Mondry was named Chief Executive Officer of CompUSA in December 2003. He had served as President of CompUSA Stores and Chief Operating Officer since March 2000. From December 1993 to March 2000, he served as Executive Vice President — Merchandising and, from 1990 to December 1993, as Senior Vice President and General Merchandise Manager. Prior to joining the CompUSA, from 1983 to 1990 Mr. Mondry was employed by Highland Superstores, Inc., where he served as Vice President and National Merchandise Manager from 1988 to 1990.
Executive Officers and Directors
          Our current board of directors consists of eight directors, seven of whom were appointed by Atlantic Equity Partners III, L.P. (“Atlantic Equity Partners’’). Currently, all of our directors hold office until the next annual meeting of our stockholders, or until the director’s successor has been duly elected.
          Our executive officers are appointed and serve at the discretion of our board of directors. Our executive officers serve until their successors have been appointed or until they are removed by a majority vote of the board of directors.
Audit Committee
          Our board of directors has established an audit committee and has adopted an audit committee charter setting forth the responsibilities of the audit committee which include:
•	retaining and terminating the company’s independent accountants, subject to stockholder ratification;

•	pre-approval of audit and non-audit services provided by the independent accountants; and

•	approval of transactions with office holders, controlling stockholders and other related-party transactions.
          Our audit committee consists of our directors, James Grover and Thomas Hardy. Because none of our securities are listed on a national securities exchange or over-the-counter market, we are not required to have an audit committee financial expert (as such term is defined by the rules and regulations of the SEC) serve on our audit committee. Neither of the current members of our audit committee is an audit committee financial expert.
Code of Ethics and Code of Business Conduct and Ethics
          We have adopted a Code of Ethics for Senior Executives and Financial Officers. The Code of Ethics for Senior Executives and Financial Officers is applicable to our senior executive officers, including our Chief Executive Officer, Chief Financial Officer, Controller and all Vice Presidents. We have also adopted a Code of Business Conduct and Ethics which is applicable to all employees, including our directors and officers.

Item 11. Executive Compensation
Director Compensation
          Directors who are our employees or who are affiliated with First Atlantic Capital receive no compensation for service on the board. Each of our directors who is not an officer and who is affiliated with First Atlantic Capital receives reimbursement of reasonable and necessary costs and expenses incurred due to attendance at board meetings or for other travel undertaken on our behalf. Our outside director, who is not an officer and is not affiliated with First Atlantic Capital, receives a fee of $5,000 for each regular and special meeting of the board that he attends, in addition to reimbursement of reasonable and necessary costs and expenses incurred.
          We have entered into a consulting agreement with our director, Lawrence Mondry. See Item 13, “Certain Relationships and Related Party Transactions — Consulting Agreement.’’
Executive Compensation
          The following table sets forth summary information regarding compensation awarded to, earned by or accrued for services rendered to us in all capacities by our Chief Executive Officer and our four other most highly compensated executive officers for fiscal years 2003, 2004 and 2005. Our Chief Executive Officer and such other executive officers are collectively referred to as the “named executive officers.’’
Summary Executive Compensation Table

					Long-Term
					Compensation
	Annual Compensation
					Securities
				Other Annual	Underlying
Name and Principal Position	Year	Salary	Bonus	Compensation(1)	Options(2)

James D. Thompson(3)	2005	$325,000	$243,750	$2,100	—
President and Chief	2004	314,615	—	3,637	—
Executive Officer	2003	297,000	—	3,561	400,000
Virginia Bunte(4)	2005	$181,500	$136,125	$5,445	—
Senior Vice President — Chief	2004	181,092	—	5,407	—
Financial Officer and Treasurer	2003	161,580	—	5,585	90,000
Kenneth Brugh(5)	2005	$200,000	$92,000	$—	—
Vice President — Real Estate	2004	200,000	—	—	—
and New Business Development	2003	200,000	—	—	90,000
Matthew Corey(6)	2005	$195,000	$78,000	$2,925	—
Vice President — Marketing	2004	24,643	51,967	—	90,000
	2003	—	—	—	—
Fred Quandt(7)	2005	$180,000	$82,800	$4,050	—
Senior Vice President —	2004	164,238	—	3,624	—
Merchandising	2003	125,000	—	3,168	90,000

(1)	Represents matching contributions made by us under our Retirement Savings Plan.

(2)	Represents grants of options to purchase shares of our common stock under the Golfsmith International Holdings, Inc. 2002 Incentive Stock Plan.

(3)	Mr. Thompson became our President and Chief Executive Officer in October 2002.

(4)	Ms. Bunte became our Senior Vice President — Chief Financial Officer and Treasurer in February 2006. Prior to that, Ms. Bunte was our Vice President — Chief Financial Officer.

(5)	Mr. Brugh became our Senior Vice President — Real Estate and New Business Development in February 2006. Prior to that, Mr. Brugh was our Vice President — Retail and Real Estate.

(6)	Mr. Corey became our Vice President — Marketing in November 2004.

(7)	Mr. Quandt became our Senior Vice President — Merchandising in February 2006. Prior to that, Mr. Quandt was our Vice President — Merchandising.
Stock Options
          We did not grant any stock options to our named executive officers during fiscal 2005 or to date in fiscal 2006. To date, we have not granted any stock appreciation rights.
          The following table sets forth information concerning the number of unexercised options held by our named executive officers as of December 31, 2005. All options were granted under our 2002 Incentive Stock Plan described below. All options listed below remain outstanding as of December 31, 2005. In accordance with each individual optionee’s vesting schedule, no options were exercisable as of December 31, 2005. All options vest over a seven-year period in increments depending on our financial performance. After seven years, all options become vested for optionees then employed by us.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
	Shares		Options at December 31, 2005		Options at December 31, 2005
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James D. Thompson			—	400,000
Virginia Bunte			—	90,000
Kenneth Brugh			—	90,000
Matthew Corey			—	90,000
Fred Quandt			—	90,000
Employment Agreements
          We have entered into employment agreements with James D. Thompson, our President and Chief Executive Officer, and Virginia Bunte, our Senior Vice-President — Chief Financial Officer and Treasurer. In addition, we have entered into employment agreements with Carl Paul and Franklin Paul.
          Under Mr. Thompson’s employment agreement entered into in October 2002, Mr. Thompson is our President and Chief Executive Officer with the powers normally and customarily associated with a President and Chief Executive Officer in a company of similar size and operating in a similar industry. The initial term of Mr. Thompson’s employment agreement is three years, with automatic successive one-year extensions unless terminated by either party. Mr. Thompson’s base salary was $325,000 for fiscal 2004 and fiscal 2005, with a possible annual bonus calculated based upon attainment of financial targets for that fiscal year. Mr. Thompson reports to our board of directors. Mr. Thompson is eligible to participate in our employee benefit plans including the 401(k) retirement savings plan, the disability plan, the health plan and the 2002 Incentive Stock Plan. Mr. Thompson receives stock options in our parent company at the discretion of our board of directors and subject to the terms and conditions of our 2002 Incentive Stock Plan. With respect to Mr. Thompson’s acts or failure to act during his employment, he will be entitled to indemnification from us and to liability insurance coverage, if any, on the same basis as our other employees or agents. The board of directors will have the right to terminate Mr. Thompson’s employment at any time with or without cause. If Mr. Thompson is terminated without cause, or he resigns for good reason as such term is defined in the employment agreement, he will be entitled to receive his earned but unpaid base salary plus 100% of his current total annual base salary and the earned bonus for the year of termination, prorated for the number of days employed. This obligation will remain in effect even if Mr. Thompson accepts other employment. Mr. Thompson will have the right to terminate his employment with us at any time with or without good reason. Should Mr. Thompson’s employment be terminated for cause, or if he resigns without good reason, he will have the right to receive only his earned but unpaid salary up to the date of termination. The board of directors will also have the right to terminate Mr. Thompson’s employment on or after the date he has a disability, as such term is defined in the employment agreement, and such termination will not be treated as termination without cause. While employed by us and thereafter until the end of the restricted period, as such term is defined in the employment agreement, Mr. Thompson may not be employed by or operate a competing business, as such term is defined in the employment agreement.
          Under Ms. Bunte’s agreement entered into in January 2003, Ms. Bunte is our Senior Vice-President–Chief Financial Officer and Treasurer with the powers normally and customarily associated with such positions in a company of similar size and operating in a similar industry. The initial term of Ms. Bunte’s employment agreement was one year, with automatic successive one-year extensions unless terminated by either party. Ms. Bunte’s base salary was $181,500 for fiscal 2004 and fiscal 2005, with an annual bonus based upon attainment of financial targets for that fiscal year. Ms. Bunte reports to our Chief Executive Officer. Ms. Bunte is eligible to participate in our employee benefit plans including the 401(k) retirement savings plan, the disability plan, the health plan and the 2002 Incentive Stock Plan described below. Ms. Bunte receives stock options at the discretion of our board of directors and subject to the terms and conditions of our 2002 Incentive Stock Plan described below. With respect to Ms. Bunte’s acts or failure to act during her employment, she will be entitled to indemnification from us and to liability insurance coverage, if any, on the same basis as our other employees or agents. The board of directors will have the right to terminate Ms. Bunte’s employment at any time with or without cause. If Ms. Bunte is terminated without cause, or she resigns for good reason as such term is defined in the employment agreement, she will be entitled to receive her earned but unpaid base salary plus 100% of her current total annual base salary and the earned bonus for the year of termination, prorated based on the number of days employed. This obligation will remain in effect even if Ms. Bunte accepts other employment. Ms. Bunte will have the right to terminate her employment with us at any time with or without good reason. Should Ms. Bunte’s employment be terminated for cause, or if she resigns without good reason, she will have the right to receive only her earned but unpaid salary up to the date of termination. The board of directors will also have the right to terminate Ms. Bunte’s employment on or after the date she has a disability, as such term is defined in the employment agreement, and such termination will not be treated as a termination without cause. While employed by us and thereafter until the end of the restricted period, as such term is defined in the employment agreement, Ms. Bunte may not be employed by or operate a competing business, as such term is defined in the employment agreement.
          Under the employment agreements for Carl Paul, who was one of our directors until March 2006 and is currently a stockholder, and Frank Paul, one of our stockholders, entered into in October 2002, each currently receives a base salary of $26,000 per year, with no provision for bonus payments. The initial term of each of the agreements was one year, with automatic successive one-year extensions unless terminated by either party. Each acts as a senior advisor to Golfsmith’s Golf Club Components Division and renders services on an “as needed’’ basis, as mutually agreed upon by the parties. Each will be eligible to participate in certain specified employee benefit plans. With respect to either Carl Paul or Frank Paul’s acts or failure to act during his employment, each will be entitled to indemnification from us and to liability insurance coverage, if any, on the same basis as our other employees or agents. The board of directors may terminate the employment of Carl Paul or Frank Paul, without liability, at any time with or without cause, and either may resign from his position at any time. Upon termination or resignation of either Carl Paul or Frank Paul, or both, we are only obligated to pay any earned but unpaid salary, if any, up to the date of termination. While each is employed by us and thereafter until the end of the restricted period, as such term is defined in the employment agreement, neither Carl nor Franklin Paul may be employed by or operate a competing business, as such term is defined in their respective employment agreements.
2002 Incentive Stock Plan
          In 2002, we adopted our 2002 Incentive Stock Plan (the “2002 Plan’’). Under the 2002 Plan, certain employees, members of our board of directors and third party consultants may be granted options to purchase shares of our common stock, stock appreciation rights and restricted stock grants. The exercise price of the options granted was equal to the value of our common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. As of February 28, 2006, we had outstanding options to purchase 1,995,223 shares of our common stock under this plan.
          Options, stock grants and stock appreciation rights granted under the plan will accelerate and become fully vested in the event we are acquired or merge with another company. In addition, our board of directors may, upon a change in control, cancel the options, stock grants or stock appreciation rights, but only after providing the optionees or grantees with a reasonable period to exercise his or her options or stock appreciation rights or take appropriate action to receive stock subject to any stock grants. Under the plan, our board of directors will not be permitted, without the adversely affected optionee’s or grantee’s prior written consent, to amend, modify or terminate our stock plan if the amendment, modification or termination would impair the rights of optionees or grantees. The plan will terminate in 2012 unless terminated earlier by our board of directors.

Management Incentive Plan
          Since 2004, we have had a Management Incentive Plan. Under this plan, we agree to pay specific bonuses to eligible management employees based upon their individual and company-wide performance. The bonuses are payable within 90 days of the end of the applicable measurement period.
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
Severance Pay Plan
          In August 2004, we established a plan to provide severance benefits to our employees should their employment with us be terminated without cause and unrelated to a sale of a division or subsidiary (unless he or she had no reasonable opportunity to continue being employed by such division or subsidiary after such sale), or as otherwise determined by the committee administering the plan. Under the terms of the plan, an employee is entitled to an amount which is calculated based upon his or her:
•	current position (Senior Vice-President, Vice President, director or manager, or other full time employee);

•	current salary; and

•	length of service with us.
          The plan is administered by a severance pay plan committee appointed by our Chief Executive Officer. This committee determines eligibility for severance benefits, including determination of employment status and length of service. The committee may also amend the terms of the severance plan or terminate it at any time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2006 by:
•	our named executive officers;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person known to us to be a beneficial owner of more than 5% of the outstanding common stock.
Beneficial ownership is determined under the rules of the SEC. These rules deem common stock subject to options, warrants or rights currently exercisable, or exercisable within 60 days, to be outstanding for purposes of computing the percentage ownership of the person holding the options, warrants or rights or of a group of which the person is a member, but they do not deem such stock to be outstanding for purposes of computing the percentage ownership of any other person or group. All shares indicated below as beneficially owned are held with sole voting and investment power except as otherwise indicated. Certain of our stockholders are parties to a stockholders agreement that contains certain voting agreements. You should read the description of the stockholders agreement set forth under “Certain Relationships and Related Party Transactions’’ for more information regarding the voting arrangements. Unless otherwise indicated, the address for each stockholder on this table is c/o Golfsmith International, Inc., 11000 N. IH-35, Austin, Texas 78753-3195. As of February 28, 2006, 21,594,597 shares of our common stock were issued and outstanding.

	Before Offering		After Offering		Percent of
Class Beneficially
	Shares		Shares		Owned Assuming
	Beneficially	Percent of	Beneficially	Percent of	Exercise of Over-
Beneficial Owner	Owned	Class	Owned	Class	Allotment Option

Atlantic Equity Partners III, L.P.(1)	18,088,888	83.8%
Carl Paul(2)	3,505,709	16.2%
Franklin Paul(2)	3,505,709	16.2%
Roberto Buaron(3)	18,088,888	83.8%
James D. Thompson(4)	—	—
Virginia Bunte(5)	—	—
Kenneth Brugh(6)	—	—
Matthew Corey	—	—
Fred Quandt(7)	—	—
Kiprian Miles	—	—
Jeff Sheets	—	—
David Lowe	—	—
Charles Shaw(8)	—	—
James Grover(9)	—	—
Thomas G. Hardy(10)	89,043	*
James Long(11)	—	—
Noel Wilens(12)	—	—
All directors and executive officers as a group (18 persons)	18,177,931	84.2%

*	Represents less than 1%.

(1)	Consists of 18,088,888 shares owned by Atlantic Equity Partners III, L.P. Does not include 3,505,709 shares owned by Carl and Franklin Paul that are subject to a stockholders agreement pursuant to which Carl and Franklin Paul have agreed to vote such shares in favor of nominees to our board of directors proposed by Atlantic Equity Partners III, L.P. These nomination rights will terminate upon the closing of this offering. As a result of this arrangement, Atlantic Equity Partners III, L.P. may be deemed to be the beneficial owner of the shares held by Carl and Franklin Paul. Atlantic Equity Partners III, L.P. disclaims beneficial ownership of these shares. Atlantic Equity Partners III, L.P.’s address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022. As described in footnote 3 below, Roberto Buaron, one of our directors, has voting and investment power over the shares of our common stock of owned by Atlantic Equity Partners III, L.P.

(2)	Consists of 2,234,158 shares owned by Carl Paul and 1,182,508 shares owned by Franklin Paul. Does not include 18,088,888 shares owned by Atlantic Equity Partners III, L.P. that are subject to the stockholders agreement described in footnote (1) pursuant to which Atlantic Equity Partners III, L.P. has agreed to vote such shares in favor of one nominee to our board of directors selected by Carl and Franklin Paul. These nomination rights will terminate upon the closing of this offering. As a result of this arrangement, Carl and Franklin Paul may be deemed to be the beneficial owners of the shares held by Atlantic Equity Partners III, L.P. Each of Carl and Franklin Paul disclaims beneficial ownership of the shares owned by Atlantic Equity Partners III, L.P. The address of each of Carl and Franklin Paul is c/o Golfsmith International Holdings, Inc., 11000 N. IH-35, Austin, Texas 78753-3195.

(3)	Consists of 18,088,888 shares owned by Atlantic Equity Partners III, L.P. Mr. Buaron is the sole member of Buaron Capital Corporation III, LLC. Buaron Capital Corporation III, LLC is the managing member of Atlantic Equity Associates III, LLC. Atlantic Equity Associates III, LLC is the sole general partner of Atlantic Equity Associates III, L.P., which is the sole general partner of Atlantic Equity Partners III, L.P. and, as such, exercises voting and investment power over shares of capital stock owned by Atlantic Equity Partners III, L.P., including shares of our common stock. Mr. Buaron, as the sole member of Buaron Capital Corporation III, LLC has voting and investment power over, and may be deemed to beneficially own, the shares of our common stock owned by Atlantic Equity Partners III, L.P. Excludes 3,505,709 shares owned by Carl and Franklin Paul which Atlantic Equity Partners III, L.P. may be deemed to beneficially own by virtue of the stockholders agreement described in footnote (1). Mr. Buaron disclaims beneficial ownership of the shares owned by Carl and Franklin Paul and, except to the extent of his pecuniary interest therein, the shares held by Atlantic Equity Partners III, L.P. Mr. Buaron’s address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.

(4)	Does not include equity units held by Mr. Thompson which entitle the holder thereof to 149,750 shares of common stock.

(5)	Does not include equity units held by Ms. Bunte which entitle the holder thereof to 12,563 shares of common stock.

(6)	Does not include equity units held by Mr. Brugh which entitle the holder thereof to 128,100 shares of common stock.

(7)	Does not include equity units held by Mr. Quandt which entitle the holder thereof to 12,188 shares of common stock.

(8)	Mr. Shaw’s address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.

(9)	Mr. Grover’s address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.

(10)	Mr. Hardy’s address is 935 Park Avenue, New York, New York 10028.

(11)	Mr. Long’s address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.

(12)	Mr. Wilens’s address is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, New York 10022.
Equity Compensation Plans
     The following table sets forth information as of December 31, 2005 about our common stock that may be issued under our 2002 Incentive Stock Plan (our only stock compensation plan):

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
Plan Category	outstanding options	options	equity compensation plans
Equity compensation plans approved by	2,008,223	$3.24	841,777
security holders
Equity compensation plans not approved	—	$—	—
by security holders

Item 13. Certain Relationships and Related Transactions
Merger Agreement
          In September 2002, we entered into an agreement and plan of merger with Golfsmith International, Inc. (“Golfsmith’’) and our wholly-owned subsidiary BGA Acquisition Corporation. Pursuant to the merger agreement, BGA Acquisition Corporation merged with and into Golfsmith, with Golfsmith remaining as the surviving corporation. We were formed by Atlantic Equity Partners III, L.P. (“Atlantic Equity Partners’’), a limited partnership managed by First Atlantic Capital, Ltd. (“First Atlantic Capital’’), a private equity investment firm. We were formed solely for the purpose of completing the merger and had no operations, assets or properties prior to the merger. In connection with the merger, Atlantic Equity Partners contributed $50.0 million in return for approximately 79.7% of our common stock on a fully diluted basis. Our stockholders prior to the merger, including members of our management, received in the merger in the aggregate 20.3% of our common stock on a fully diluted basis.
          The merger agreement provided for both pre- and post-closing adjustments of the per share merger consideration based on the difference between expected and actual amounts of assets and liabilities, as detailed in a statement of working capital of Golfsmith. In accordance with this provision, on May 20, 2003, the parties determined that an adjustment in the merger consideration of $25,000 was payable to us based on the post-merger review of Golfsmith’s working capital. This amount was paid out of an escrow account on June 20, 2003.
          Pursuant to the merger agreement, we agreed to indemnify and hold harmless the selling stockholders and option-holders of Golfsmith from and against any and all losses incurred by them in connection with an inaccuracy in any representation or warranty given by us, any breach of any covenant or with respect to the operation or control of the business of Golfsmith following the closing date. In addition, the selling stockholders agreed to indemnify and hold us harmless up to $6.25 million from and against any and all losses in connection with any inaccuracy in any representation or warranty given by them, any breach of any covenant or fraud by Carl Paul, Franklin Paul and the then Chief Financial Officer of Golfsmith.
          Concurrently with the closing of the merger, we entered into an escrow agreement whereby $6.25 million of the merger consideration was placed into an escrow account to cover amounts owed by the selling stockholders to us as post-closing payments or in connection with our indemnification by the selling stockholders. On July 24, 2003, the selling stockholders paid approximately $1.1 million to us in the escrow account for the repayment of certain obligations owed by them. In accordance with the escrow agreement, on April 15, 2004, the remaining approximately $5.1 million held in the escrow account was disbursed to the selling stockholders.
Management Consulting Agreement
          In connection with our acquisition by Atlantic Equity Partners in October 2002, we entered into a management consulting agreement with First Atlantic Capital, pursuant to which First Atlantic Capital agreed to advise us on management matters. In particular, First Atlantic Capital agreed to provide advisory services related to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of both companies upon the terms and subject to the conditions set forth in the management consulting agreement. As consideration for its management consulting services, we agreed to pay First Atlantic Capital an annual fee of up to $0.6 million, payable in advance, in equal monthly installments on the first day of each month, commencing in October 2002 and ending in October 2012. We also agreed to reimburse First Atlantic Capital for all out-of-pocket expenses and other disbursements incurred by it or its directors, officers, employees or agents in furtherance of its obligations under the agreement. We paid to First Atlantic Capital under the management consulting agreement, for all fees and expenses, $0.7 million in fiscal 2005, $0.6 million in fiscal 2004 and $0.8 million in fiscal 2003.
          In addition, as consideration for the services provided in connection with the transactions contemplated by the merger agreement, we paid First Atlantic Capital a closing fee of $1.3 million and reimbursed First Atlantic Capital for all out-of-pocket expenses and other disbursements incurred by it or any of its directors, officers, employees or agents. Under the management consulting agreement, First Atlantic Capital may receive additional fees from us, including in connection with future acquisitions, dispositions or debt or equity financings. Such additional fees will not exceed an amount equal to: (1) in the case of a transaction involving less than $50.0 million in total enterprise value, 2% of such total enterprise value, (2) in the case of a transaction involving $50.0 million or more but less than $100.0 million in total enterprise value, $1.0 million, and (3) in the case of a transaction involving $100.0 million or more in total enterprise value, 1% of such total enterprise value. With respect to a transaction involving a sale of our business, First Atlantic Capital will be paid a fee equal to 1% of the total enterprise value of our company.
          Under the management consulting agreement, we agreed to indemnify and hold First Atlantic Capital and its directors, officers, employees, agents and affiliates harmless from and against any and all claims of any kind related to its performance of its duties under the management consulting agreement, other than those of the foregoing that result from First Atlantic Capital’s gross negligence or willful misconduct.
          The management consulting agreement terminates on October 15, 2012, but is automatically extended annually unless notice to the contrary is given by either party. The agreement will automatically terminate if Atlantic Equity Partners and its affiliates collectively own less than 50% of our outstanding shares of common stock. In addition, the agreement will terminate upon an initial public offering of our common stock if the underwriters require that it be terminated. We and First Atlantic Capital intend to terminate the management consulting agreement upon the closing of our Proposed Initial Public Offering, and we will pay First Atlantic Capital a termination fee of $3.0 million.
Stockholders Agreement
          Concurrently with the closing of the merger, we entered into a stockholders agreement with Atlantic Equity Partners and certain members of our management owning our equity securities, including James Thompson, Virginia Bunte, Ken Brugh, Fred Quandt, Carl Paul, Franklin Paul (the “Management Stockholders’’) and the remainder of our stockholders following the merger.
Registration Rights
          Under the stockholders agreement, Atlantic Equity Partners is entitled to require us to file a registration statement for the sale of our common stock held by them. There is no limitation on the number of such registrations that First Atlantic Capital may request, and we do not have the ability to delay the filing or effectiveness of any such registration statements. In the event that Atlantic Equity Partners requests us to register its shares for sale to the public, the other Management Stockholders are entitled to request that we include their shares in the offering. In the event that the managing underwriter for such an offering advises us that marketing restrictions require a limitation on the number of shares to be included in the offering, the shares to be included will consist of, first, the shares that First Atlantic Capital requested us to register, and second, the shares that the Management Stockholders requested us to register.
          In the event that we register our shares for sale to the public, both Atlantic Equity Partners and the Management Stockholders are entitled to request that we include their shares in the offering. In the event that the managing underwriter for such an offering advises us that marketing restrictions require a limitation on the number of shares to be included in the offering, the shares to be included will consist of, first, the shares that we request to register, second, the shares that Atlantic Equity Partners requested us to register, and third, the shares that the Management Stockholders requested us to register.
          In addition, Atlantic Equity Partners or Franklin Paul and Carl Paul, may request that we register their shares on a Form S-3, including for a shelf-registration. Such request may be made no more than once every six months and must be in respect of shares with an aggregate market value of not less than $1.0 million. The stockholders agreement does not contain any provision permitting us to suspend the effectiveness of any shelf registration statement. We are required to bear all costs associated with the foregoing registrations, other than underwriting discounts and commissions.
Provisions Regarding our Shares
          Pursuant to the stockholders agreement, the Management Shareholders and Atlantic Equity Partners were subject to certain right of first refusal and co-sale provisions. In addition, all stockholders were required to consent to a sale of our company following approval by our board of directors and Atlantic Equity Partners. Furthermore, under the stockholders agreement, Atlantic Equity Partners and Carl Paul and Franklin Paul have the right to participate in the issuance and sale by us of new shares of our common stock or equity securities. These preemptive rights do not apply to the shares of common stock of our Proposed Initial Public Offering. Following the closing of such offering, all of the foregoing provisions regarding our shares will terminate.
Board Composition
          Pursuant to the stockholders agreement, each stockholder agreed to vote their shares in favor of certain board nominees. For so long as Carl Paul, Franklin Paul and their families hold more than 50% of their shares of our common stock issued to them in October 2002, they are entitled to nominate either Carl Paul, Franklin Paul or another member of their family to our board of directors. For so long as Atlantic Equity Partners holds more than 25% of the voting capital stock of our company, it is entitled to nominate all of our other directors. These nomination and voting rights will terminate upon the closing of our Proposed Initial Public Offering, although each director appointed pursuant to these rights will continue to serve until our next general annual stockholder meeting, subject to such director’s earlier death, resignation or removal.
Consulting Agreement
          In June 2005, we entered into a consulting agreement with Lawrence N. Mondry. Under the agreement, Mr. Mondry has agreed to make himself available to provide 10 days of consulting services to us during each calendar year of the consulting agreement. In consideration for these services, we have agreed to pay Mr. Mondry $2,000 for each business day on which services are performed and to reimburse his reasonable out-of-pocket expenses. We paid Mr. Mondry an aggregate of $33,000 in fiscal 2005 for services provided to us under this agreement. The agreement has an initial term of three years and may be terminated upon 30 days’ prior written notice by either party.
Agreement to Provide Health Benefits to Our Founders
          In connection with our acquisition by Atlantic Equity Partners, we agreed to amend our group health plan so that Carl Paul and Franklin Paul, our founders, will continue to be eligible to participate in our health plan on the same basis as full-time employees. We report these benefits under the plan as nontaxable benefits, based on our determination that such reporting is permissible. Neither we nor Carl Paul or Franklin Paul have agreed to indemnify the other party for any losses that either of us may suffer as a result of this tax reporting or the amendment to the plan.
Stock Option Grants
          See “Directors and Executive Officers of the Registrant’’ for a description of certain stock option grants to our executive officers.
Employment Agreements
          We have entered into employment agreements with James D. Thompson, our President and Chief Executive Officer, and Virginia Bunte, our Senior Vice President — Chief Financial Officer and Treasurer. In addition, we have entered into employment agreements with Carl Paul, a stockholder of our company, and Franklin Paul, a stockholder of our company, to provide advisory services. See “Directors and Executive Officers of the Registrant” for a description of these agreements.
Indemnification Agreements and Liability Insurance
          We have entered into indemnification agreements with each of our directors and executive officers and will have purchased directors’ and officers’ liability insurance, appropriate for a public company, prior to the completion of this offering. The indemnification agreements and our amended certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 14. Principal Accountant Fees and Services
Audit Fees
          The aggregate fees billed by Ernst & Young LLP for audit services were $272,270 and $206,500 for fiscal 2005 and fiscal 2004. Audit services include professional services rendered for (1) the audit of our annual financial statements for the fiscal year ended December 31, 2005, (2) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q filed during 2005, and (3) accounting consultations performed in connection with the audit of our annual financial statements for the fiscal 2005.
Audit-Related Fees
          The aggregate fees billed by Ernst & Young LLP for audit-related services were $87,500 for fiscal 2004 and included professional services rendered for (1) the audits of our annual financial statements for our existing employee benefit plans for fiscal 2004 and (2) accounting consultations and assistance for due diligence and other procedures including our initial filings with the Securities and Exchange Commission in connection with the registration of Golfsmith’s senior secured notes. There were no audit-related services billed by Ernst & Young LLP for fiscal 2005.
Tax Fees
          The aggregate fees billed by Ernst & Young LLP for tax services were $375,536 and $502,472 for fiscal 2005 and fiscal 2004, respectively. Tax services include professional services rendered for preparation of our federal and state income tax returns for fiscal 2005 and for tax consulting associated with regulatory tax agencies.
All Other Fees
          Ernst & Young LLP did not provide other services to us, other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for fiscal years 2005 and 2004.
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
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements in Item 8 on page 31 of this report.
(2) Financial Statement Schedules: No schedules are required.
(3) Exhibits.
See Index to Exhibits on page 74 of this report.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of September 23, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation (filed as Exhibit 2.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

3.1	Certificate of Incorporation of Golfsmith International, Inc. (filed as Exhibit 3.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

3.2	Bylaws of Golfsmith International, Inc. (filed as Exhibit 3.2 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.1	Indenture, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and Jefferies & Company, Inc., as the initial purchaser (filed as Exhibit 4.3 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.3	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.4 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.4	Supplement No. 1 to Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.4 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.5	Trademark Security Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.5 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.6	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and U.S. Bank Trust National Association, as collateral agent (filed as Exhibit 4.6 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.7	Deed of Trust, dated as of October 15, 2002, by Golfsmith International, L.P. to M. Marvin Katz, as trustee for the benefit of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.6 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.8	Open-End Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.8 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.9	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.9 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.10	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.10 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.11	Leasehold Deed of Trust, dated December 23, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.11 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.12	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.12 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.13	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.13 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.14	Leasehold Deed of Trust, dated December 15, 2003, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.14 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.15	Leasehold Deed of Trust, dated November 28, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.15 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.16	Leasehold Deed of Trust, recorded on December 22, 2003, from Golfsmith International, L.P. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.16 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

Exhibit
Number	Description
4.17	Leasehold Mortgage, dated November 28, 2003, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.17 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.18	Leasehold Mortgage, dated December 23, 2003, from Golfsmith NU, L.L.C., in favor of U.S. Bank Trust National Association, as indenture trustee (filed as Exhibit 4.18 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.19	Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for the lenders (filed as Exhibit 4.7 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.20	Trademark Security Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other grantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders (filed as Exhibit 4.8 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.21	Trademark Security Agreement, dated as of July 24, 2003, between Don Sherwood Golf Shop, Inc. and General Electric Capital Corporation, as agent for itself and the lenders (filed as Exhibit 4.21 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.22	Pledge Agreement, dated as of October 15, 2002, among Golfsmith International, Inc. and the other pledgors named and defined therein and General Electric Capital Corporation, as secured party (filed as Exhibit 4.9 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.23	Intercompany Subordination Agreement, dated as of October 15, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Golfsmith NU, L.L.C. and Golfsmith Licensing L.L.C., and General Electric Capital Corporation, as agent for the lenders (filed as Exhibit 4.10 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.24	Intercreditor Agreement, dated as of October 15, 2002, among General Electric Capital Corporation, as senior agent, U.S. Bank Trust National Association, as trustee and collateral agent, and Golfsmith International, Inc. and the other credit parties named therein (filed as Exhibit 4.11 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.25	Assumption and Joinder Agreement in connection with the Intercreditor Agreement, dated as of July 24, 2003, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as senior agent (filed as Exhibit 4.25 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

4.26	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith Holdings, L.P., as the issuer, Golfsmith International, Inc., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledge (filed as Exhibit 4.12 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.27	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., as the issuer, Golfsmith Delaware, L.L.C., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledge (filed as Exhibit 4.13 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.28	Subsidiary Securities Control Agreement, dated as of October 15, 2002, among Golfsmith GP, L.L.C. and the other issuers named therein, Golfsmith Holdings, L.P., as the pledgor, General Electric Capital Corporation, as the senior pledgee and U.S. Bank Trust National Association, as collateral agent and the junior pledge (filed as Exhibit 4.13 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

4.29	First Supplemental Indenture, dated as of September 15, 2004, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K, file No. 333-101117, filed on September 17, 2004, and incorporated herein by reference).

4.30	Subleasehold Mortgage, dated October 26, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.30 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.31	Leasehold Deed of Trust, dated November 9, 2004, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.31 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.32	Leasehold Deed of Trust, dated November 9, 2004, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.32 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.33	Leasehold Mortgage, dated November 9, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.33 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.34	Leasehold Mortgage, dated November 11, 2004, from Golfsmith USA, L.L.C. in favor of U.S. Bank Trust National

Exhibit
Number	Description
Association, as indenture trustee. (filed as Exhibit 4.34 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.35	Leasehold Mortgage, dated November 12, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.35 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.36	Leasehold Mortgage, dated December 23, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.36 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.37	Collateral Assignment of Lessee’s Interest in Lease, dated December 30, 2004, from Golfsmith NU, L.L.C. in favor of U.S. Bank Trust National Association, as indenture trustee. (filed as Exhibit 4.37 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

4.38	Second Supplemental Indenture, dated as of March 21, 2005, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.3 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K, file No. 333-101117, filed on March 24, 2005, and incorporated herein by reference).

9.1	Stockholders Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Atlantic Equity Partners III, L.P. and the other stockholders party thereto (filed as Exhibit 9.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.1	Redemption Agreement, dated as of September 23, 2002, among DLJ Investment Partners, L.P., DLJ Investment Fundings, Inc., DLJ ESC II L.P., Golfsmith International, Inc., Golfsmith Holdings, L.P., Golfsmith GP Holdings, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation (filed as Exhibit 10.1 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.2	Escrow Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Carl F. Paul and Franklin C. Paul, as stockholder representatives, and JPMorgan Chase Bank, as escrow agent (filed as Exhibit 10.2 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.3	Indemnification Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., and Carl F. Paul and Franklin C. Paul, as stockholder representatives (filed as Exhibit 10.3 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.4	Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd. (filed as Exhibit 10.4 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.5	Credit Agreement, dated as of October 15, 2002, among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers, Golfsmith International, Inc. and the other credit parties named therein and General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent (filed as Exhibit 10.5 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.6	Amendment No. 1 to the Credit Agreement dated as of January 10, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.6 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.7	Amendment No. 2 to the Credit Agreement dated as of September 5, 2003 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.8	Amendment No. 3 to the Credit Agreement dated as of February 10, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.9	Amendment No. 4 to the Credit Agreement dated as of March 11, 2004 among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C. as Borrowers And General Electric Capital Corporation as a lender (filed as Exhibit 10.9 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.10	Assumption and Joinder Agreement, dated as of July 24, 2003 in connection with the Credit Agreement, made by Don Sherwood Golf Shop, Inc. in favor of General Electric Capital Corporation, as a lender, as the initial L/C issuer and as agent (filed as Exhibit 10.10 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.11	Guaranty, dated as of October 15, 2002, among Golfsmith International, Inc. and the other guarantors named and defined therein and General Electric Capital Corporation, as agent for itself and the lenders (filed as Exhibit 10.6 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.12	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Carl Paul (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.13	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Franklin Paul (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

Exhibit
Number	Description
10.14	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Barbara Paul (filed as Exhibit 10.9 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.15	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Kelly Redding (filed as Exhibit 10.10 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.16	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of John Moriarty (filed as Exhibit 10.11 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.17	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.12 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.18	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.13 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.19	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and James D. Thompson (filed as Exhibit 10.14 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.20	Employment Agreement, dated as of January 15, 2003, between Golfsmith International, Inc. and Virginia Bunte (filed as Exhibit 10.15 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.21	Golfsmith International, Inc. Severance Benefit Plan (filed as Exhibit 10.17 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.22	Golfsmith 2004 Management Incentive Plan (filed as Exhibit 10.23 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-117210), and incorporated herein by reference).

10.23	Amendment No. 5 to Credit Agreement, dated as of July 21, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.24	Golfsmith International Holdings, Inc. Severance Pay Plan (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, file No. 333-101117, and incorporated herein by reference).

10.25	Amendment No. 6 to Credit Agreement, dated as of October 4, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on October 8, 2004, file No. 333-101117, and incorporated herein by reference).

10.26	Amendment No. 7 to Credit Agreement, dated as of November 5, 2004, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on November 12, 2004, file No. 333-101117, and incorporated herein by reference).

10.27	Settlement Agreement and General Release, dated September 30, 2004, between James C. Loden and Golfsmith International, L.P. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on October 8, 2004, file No. 333-101117, and incorporated herein by reference).

10.28	Amendment No. 8 to Credit Agreement, dated as of March 29, 2005, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as Borrowers, the other Persons designated as Credit Parties to the Credit Agreement, the lenders signatory thereto from time, and General Electric Capital Corporation, for itself and as a Lender, as L/C Issuer and as Agent for the Lenders (filed as Exhibit 10.29 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, (No. 333-101117) and incorporated herein by reference).

10.29	Letter Agreement amending Franklin C. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.30 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

10.30	Letter Agreement amending Carl F. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.31 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

10.31	Consulting Agreement, dated as of June 9, 2005, between Mr. Larry Mondry and Golfsmith International Holdings, Inc. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on June 14, 2005, and incorporated herein by reference).

10.32	2002 Incentive Stock Plan (filed as Exhibit 10.16 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117) and incorporated herein by reference).

10.33	Golfsmith International Holdings, Inc. Annual Management Incentive Plan (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on August 30, 2005, and incorporated

Exhibit
Number	Description
herein by reference).

10.34	Form Individual Notice of Award (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on August 30, 2005, and incorporated herein by reference).

10.35	Golfsmith International Holdings, Inc. Severance Pay Plan (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, (No. 333-101117) and incorporated herein by reference).

14.1	Golfsmith International Holdings, Inc.’s Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

14.2	Golfsmith International Holdings, Inc.’s Code of Business Conduct and Ethics (filed as Exhibit 14.2 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

21.1	Subsidiaries of the Golfsmith International Holdings, Inc. (filed as Exhibit 21.1 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, file No. 333-10117, and incorporated herein by reference).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1*	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

Date: March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES D. THOMPSON	Chief Executive Officer, President and Director
James D. Thompson	(Principal Executive Officer)	March 31, 2006

/s/ VIRGINIA BUNTE	Senior Vice President — Treasurer and Chief Financial Officer
Virginia Bunte	(Principal Financial and Accounting Officer)	March 31, 2006

/s/ CHARLES SHAW	Chairman of the Board	March 31, 2006
Charles Shaw

/s/ JAMES GROVER	Director	March 31, 2006
James Grover

/s/ NOEL WILENS	Director	March 31, 2006
Noel Wilens

/s/ THOMAS G. HARDY	Director	March 31, 2006
Thomas G. Hardy

/s/ JAMES LONG	Director	March 31, 2006
James Long

/s/ LAWRENCE N. MONDRY	Director	March 31, 2006
Lawrence N. Mondry

/s/ ROBERTO BUARON	Director	March 31, 2006
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