Form 10-Q
period 2006-04-01
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2006-05-16
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 28, 2006

$.001 par value	21,595,813 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED APRIL 1, 2006

		Page
Part I. Financial Information

Item 1.	Financial Statements
	Consolidated Balance Sheets at April 1, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statements of Operations for the three months ended April 1, 2006 and April 2, 2005 (unaudited)	5
	Consolidated Statements of Cash Flows for three months ended April 1, 2006 and April 2, 2005 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	33

Part II. Other Information

Item 6. Exhibits		34
Signatures		35
Rule 13a-14(a) / 15d-14(a) Certification of James D. Thompson
Rule 13a-14(a) / 15d-14(a) Certification of Virginia Bunte
Certification of James D. Thompson Pursuant to Section 906
Certification of Virginia Bunte Pursuant to Section 906
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,664,380	$4,207,497
Receivables, net of allowances of $154,656 at April 1, 2006 and $146,964 at December 31, 2005	2,226,607	1,646,454
Inventories	81,534,562	71,472,061
Prepaid and other current assets	8,381,071	6,638,109

Total current assets	95,806,620	83,964,121

Property and equipment:
Land and buildings	21,256,771	21,256,771
Equipment, furniture, fixtures and autos	19,760,082	19,004,608
Leasehold improvements and construction in progress	22,948,485	20,866,839

	63,965,338	61,128,218
Less: accumulated depreciation	(16,094,311)	(14,558,256)

Net property and equipment	47,871,027	46,569,962

Goodwill	41,634,525	41,634,525
Tradename	11,158,000	11,158,000
Trademarks	14,156,127	14,156,127

Customer database, net of accumulated amortization of $1,321,913 at April 1, 2006 and $1,227,490 at December 31, 2005	2,077,292	2,171,715
Debt issuance costs, net of accumulated amortization of $3,407,188 at April 1, 2006 and $3,126,103 at December 31, 2005	4,450,528	4,731,612
Other long-term assets	462,032	450,208

Total assets	$217,616,151	$204,836,270

Golfsmith International Holdings, Inc.
Consolidated Balance Sheets (continued)

	April 1,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,628,420	$42,000,236
Accrued expenses and other current liabilities	13,726,099	19,163,459
Line of credit	5,509,001	—

Total current liabilities	73,863,520	61,163,695

Long-term debt	83,158,164	82,450,000
Deferred rent	4,315,589	4,095,442

Total liabilities	161,337,273	147,709,137

Stockholders’ equity:
Common stock —$.001 par value; 40,000,000 shares authorized; 21,594,597 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	21,594	21,594
Restricted common stock units —$.001 par value; 755,935 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	756	756
Additional capital	60,288,607	60,288,607
Other comprehensive income	156,954	135,815
Accumulated deficit	(4,189,033)	(3,319,639)

Total stockholders’ equity	56,278,878	57,127,133

Total liabilities and stockholders’ equity	$217,616,151	$204,836,270

See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net revenues	$74,810,296	$63,958,382
Cost of products sold	49,007,939	41,195,490

Gross profit	25,802,357	22,762,892

Selling, general and administrative	23,702,479	21,399,935
Store pre-opening expenses	199,749	516,757

Total operating expenses	23,902,228	21,916,692

Operating income	1,900,129	846,200

Interest expense	(3,059,426)	(2,862,102)
Interest income	10,783	17,440
Other income	322,064	22,598
Other expense	(42,944)	(23,748)

Loss before income taxes	(869,394)	(1,999,612)

Income tax benefit (expense)	—	—

Net loss	$(869,394)	$(1,999,612)

Basic and diluted net loss per share of common stock	$(0.04)	$(0.09)
Basic and diluted weighted average common shares outstanding	22,350,532	22,350,532
See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
		(as restated)
Operating Activities
Net loss	$(869,394)	$(1,999,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,528,596	1,230,587
Amortization of intangible assets	94,423	94,422
Amortization of debt issue costs and debt discount	989,248	881,304
Gain on sale of assets	—	(11,500)
Changes in operating assets and liabilities:
Accounts receivable	(580,153)	(819,581)
Inventories	(10,062,501)	(17,885,274)
Prepaid and other current assets	(1,742,962)	251,968
Other assets	(11,824)	(22,807)
Accounts payable — trade	12,628,184	14,647,805
Accounts payable — bank	—	282,552
Accrued expenses and other current liabilities	(5,437,360)	(4,234,366)
Deferred rent	220,147	507,293

Net cash used in operating activities	(3,243,596)	(7,077,209)

Investing Activities
Capital expenditures	(2,834,256)	(1,479,312)
Proceeds from sale of assets	—	11,500

Net cash used in investing activities	(2,834,256)	(1,467,812)

Financing Activities
Principal payments on lines of credit	(17,674,471)	(3,257,468)
Proceeds from lines of credit	23,183,472	3,257,468
Other	—	(2,244)

Net cash provided by (used in) financing activities	5,509,001	(2,244)

Effect of exchange rate changes on cash	25,734	(27,701)
Change in cash and cash equivalents	(543,117)	(8,574,966)
Cash and cash equivalents, beginning of period	4,207,497	8,574,966

Cash and cash equivalents, end of period	$3,664,380	$—

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
		(as restated)
Supplemental cash flow information:
Interest payments	$3,997,843	$3,941,836
Tax payments	$55,357	$117,425
Amortization of discount on senior secured notes	$708,164	$624,048
See accompanying notes.

1. Nature of Business and Basis of Presentation
Description of Business
     Golfsmith International Holdings, Inc. (“Holdings” or the “Company”), is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and is a designer and marketer of golf equipment. The Company offers golf equipment from top national brands as well as its own proprietary brands and also offers clubmaking capabilities. As of April 1, 2006, the company marketed its products through 52 superstores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.
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
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The results of operations for the three month period ended April 1, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
     The balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
Correction of an error
     Certain adjustments have been made to the prior year financial statements related to the correction of an error in applying generally accepted accounting principles. An adjustment of $7.9 million was made to the consolidated balance sheet as of April 2, 2005 to decrease both cash and cash equivalents and accounts payable in connection with outstanding checks written but not presented for payment prior to the financial statement date. The adjustment is the result of the Company funding the related cash accounts at the time the outstanding checks are presented for payment, which has historically been after the date on which the reporting period ends, instead of the date on which the checks are written. The adjustment has been appropriately recorded in the consolidated statements of cash flows for the three months ended April 2, 2005, as restated. The adjustment does not affect previously reported net income, retained earnings or earnings per share in any period presented.
Revenue Subject to Seasonal Variations
     The Company’s business is seasonal. The Company’s sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of the Company’s annual net revenues and annual net operating income than other periods in its fiscal year.

Fiscal Year
     The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended April 1, 2006 and April 2, 2005 both consist of thirteen weeks.
2. Stock-Based Compensation
     The Company has one stock-based compensation plan, the 2002 Incentive Stock Plan, which is described below. Prior to fiscal 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Compensation costs related to stock options granted at fair value under the plan were not recognized in the consolidated statements of operations.
     In December 2004, FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations.
     Effective January 1, 2006, the Company adopted SFAS 123R using the prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Previously issued share-based payments prior to January 1, 2006 are not affected and do not require recognition of expense in the consolidated statement of operations, unless such existing awards are modified subsequent to January 1, 2006. No share-based awards have been granted or modified during the three-months ended April 1, 2006. As such, the adoption of SFAS 123R did not have any impact on the Company’s consolidated financial statements during the three-months ended April 1, 2006.
2002 Incentive Stock Plan
     In October 2002, Holdings adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings’ common stock, stock appreciation rights and restricted stock grants (collectively referred to as “options”). The exercise price of the options granted was equal to the value of the Company’s common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant.
     There were no stock options granted from the 2002 Plan during the fiscal quarter ended April 1, 2006. Also, there were no modifications made to any stock grants during the period.
Accounting for Stock Compensation
     Prior to fiscal 2006, the Company accounted for stock-based compensation by using the minimum value method to present pro forma stock-based compensation in the notes to the consolidated financial statements, as allowed under SFAS 123. Under SFAS 123R, the Company was classified as a non-public entity on January 1, 2006 (date of adoption) and thus used the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, will result in a measurement date under SFAS 123R. As such, the Company will be required to calculate and record the appropriate amount of compensation expense over the estimated service period in their consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This will require the Company to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Any resulting compensation expense will be required to be reported in the Company’s consolidated statement of operations as a component of operating income.

     A summary of the Company’s stock option activity with respect to the fiscal quarter ended April 1, 2006 follows:

			Weighted Average
		Weighted Average	Remaining
	Options	Exercise Price	Contractual Term
Outstanding at December 31, 2005	2,008,223	$3.24
Granted	—	$—
Exercised	—	$—
Forfeited	(22,500)	$3.51

Outstanding at April 1, 2006	1,985,723	$3.24	7.54

Vested and exercisable at April 1, 2006	19,223	$3.85	9.62
Restricted Stock Units
     In October 2002, concurrent with the merger transaction between Holdings and Golfsmith, Holdings awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units are granted with certain restrictions as defined in the agreement. There were 755,935 outstanding shares of restricted stock units at April 1, 2006 and December 31, 2005.
     The restricted stock units are fully vested at the grant date and are held in an escrow account. The stock units become available to the employees as the restrictions lapse. In general, the restrictions lapse after ten years unless the occurrence of certain specified events, including the completion of an initial public offering, upon which the restrictions will lapse earlier.
     There have been no grants of restricted stock units since October 2002. There have been no modifications made to any restricted stock units since the grant date.
3. Intangible Assets
     The following is a summary of the Company’s intangible assets that are subject to amortization:

	April 1,	December 31,
	2006	2005
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,321,913)	(1,227,490)

Customer database net carrying amount	$2,077,292	$2,171,715

     Amortization expense related to finite-lived intangible assets was approximately $94,000 for each of the three months ended April 1, 2006 and April 2, 2005 and is recorded in selling, general, and administration expenses on the consolidated statements of operations.
4. Debt
Senior Secured Notes
       On October 15, 2002, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes due in 2009 at a discount of 20%, or $18.75 million. Interest payments are required semi-annually on March 1 and September 1. The terms of the notes limit the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the notes also contain certain other covenants, including a restriction on capital expenditures. As of April 1, 2006, the Company believes it was in compliance with the covenants imposed by the indenture governing the notes.
       The notes are fully and unconditionally guaranteed, up to an aggregate principal amount at maturity of $93.75 million, by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of April 1, 2006 and December 31, 2005, the notes were guaranteed, jointly and severally, by all Golfsmith subsidiaries.

       The accreted value of the notes recorded on the Company’s consolidated balance sheets was $83.2 million and $82.5 million at April 1, 2006 and December 31, 2005, respectively.
Senior Secured Credit Facility
       Golfsmith has a revolving senior secured credit facility with $12.5 million availability, subject to a required reserve of $500,000. Borrowings under the credit facility are secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the senior secured credit facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At April 1, 2006, the Company had $5.5 million outstanding under the senior secured credit facility.
       The senior secured credit facility contains restrictive covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations. As of April 1, 2006, the Company believes it was in compliance with the covenants in the credit facility.
5. Guarantees
     Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, both the senior secured notes issued by Golfsmith in October 2002 and the senior secured credit facility. The senior secured notes mature in October 2009 with certain mandatory redemption features. Interest payments are required on a semi-annual basis on the senior secured notes at an annual interest rate of 8.375%. At April 1, 2006, there were $5.5 million in borrowings outstanding under the senior secured credit facility and $83.2 million aggregate principal amount outstanding under the senior secured notes.
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
     The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three months ended April 1, 2006 and April 2, 2005, respectively, no material amounts have been accrued or paid relating to product warranties.
6. Accrued Expenses and Other Current Liabilities
     The Company’s accrued expenses and other current liabilities are comprised of the following at April 1, 2006 and December 31, 2005, respectively:

	April 1, 2006	December 31, 2005
Salaries and benefits	$2,347,141	$2,927,440
Interest	722,435	2,654,411
Allowance for returns reserve	599,048	671,742
Gift certificates	6,559,469	8,091,210
Taxes	1,949,280	2,704,282
Other	1,548,726	2,114,374

Total	$13,726,099	$19,163,459

7. Comprehensive Income
     The Company’s comprehensive income is composed of net income and translation adjustments. There were no significant differences between net income (loss) and comprehensive income (loss) during any of the periods presented.
8. Earnings Per Share
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
       The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net loss	$(869,394)	$(1,999,612)
Basic:
Weighted-average shares of common stock outstanding	21,594,597	21,594,597
Weighted-average shares of restricted common stock units outstanding	755,935	755,935
Shares used in computing basic net loss per share	22,350,532	22,350,532

Effect of dilutive securities:
Stock options and awards	—	—
Shares used in computing diluted net loss per share	22,350,532	22,350,532

Basic and diluted net loss per share	$(0.04)	$(0.09)
       The computation of dilutive shares outstanding excluded options to purchase 0.7 million shares as of April 2, 2005 because such outstanding options’ exercise prices were equal to or greater than the average market price of our common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).
9. Commitments and Contingencies
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
     At April 1, 2006, future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

Operating
Lease
Obligations
2006	$12,984,684
2007	17,761,141
2008	16,790,235
2009	15,819,428
2010	15,492,741
Thereafter	63,877,650

Total minimum lease payments	$142,725,879

       Legal Proceedings
       The Company is involved in various legal proceedings arising in the ordinary course of conducting business. The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Overview
       We are the nation’s largest specialty retailer of golf equipment, apparel and accessories based on sales. We operate as an integrated multi-channel retailer, offering our guests the convenience of shopping in our 54 stores across the nation, including two new stores opened in April 2006, and through our direct-to-consumer channel, consisting of our leading Internet site, www.golfsmith.com, and our comprehensive catalogs.
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
     Since our acquisition, we have accelerated our growth plan by opening additional stores in new and existing markets. We opened two new stores in April 2006, six new stores during fiscal 2005, eight new stores during fiscal 2004 and 12 new stores during fiscal 2003, including six stores from the acquisition of Don Sherwood Golf & Tennis in July 2003. We plan to open an additional 8 to 10 stores in 2006 and between 14 and 16 stores in 2007. Based on our past experience, opening a new store within our core 15,000 to 20,000 square foot format requires approximately $750,000 for capital expenditures, $150,000 for pre-opening expenses and $875,000 for inventory depending on the level of work required at the site and the time of year that it is opened. Our store model has produced favorable results, including positive store-level cash flow in the first full year of operations in most of our stores.
     In the three months ended April 1, 2006, we generated revenues of $74.8 million, operating income of $1.9 million and had a net loss of $0.9 million. In the three months ended April 2, 2005, we generated revenues of $64.0 million, operating income of $0.8 million and had a net loss of $2.0 million. Our gross margin was 34.5% in the three months ended April 1, 2006 compared to 35.6% in the three months ended April 2, 2005. Our operating margin was 2.5% in the three months ended April 1, 2006 compared to 1.3% in the three months ended April 2, 2005.
Industry Trends
     Sales of our products are affected by increases and decreases in participation rates. Over the last 35 years, the golf industry has realized significant growth in both participation and popularity. According to the National Golf Foundation, the number of rounds played in the United States grew from 266.0 million in 1970 to a peak of 518.4 million rounds played in 2000. More recently, however, there has been a slight decline in the number of rounds of golf played from the peak in 2000 to 499.6 million rounds in 2005, according to the National Golf Foundation. The number of rounds of golf played and, in turn, the amount of golf-related expenditures can be attributed to a variety of factors affecting recreational activities including the state of the nation’s economy, weather conditions and discretionary spending. As a result of the factors described above, the golf retail industry is expected to remain stable or grow slightly. Therefore, we expect that retail growth for any particular company will result primarily from market share gains.
     According to industry sources, the golf retail industry is highly fragmented with no single golf retailer accounting for more than 6% of sales nationally in 2005. We expect that market share gains in the future will lead to the industry being dominated by a small number of large competitors. In light of our nationally-recognized brand and our leading national position based on sales, we believe that this anticipated development presents us with a significant opportunity for growth. We are in the early stages of our store expansion and, in meeting this opportunity, we will need to implement our strategy of rapidly opening additional stores in new and existing markets. Among other things, this will require us to identify suitable locations for such stores at the same time as our competitors are doing the same and successfully negotiate leases and build-out or refurbish sites on a timely and cost-effective basis. In addition, we will need to expand and compete effectively in the direct-to-consumer channel and continue to develop our proprietary brands. To the extent that golf continues to enjoy it’s current popularity or grows and we are able to compete effectively against new and existing competitors, we believe that we are well positioned to capture additional market share.
Fiscal Year
     Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks, as it did in fiscal 2003. The three-month periods ended April 1, 2006 and April 2, 2005 each consisted of 13 weeks.
Revenues
Revenue Trends and Drivers
     Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels, from international distributors and from the Harvey Penick Golf Academy. The following table provides information about the breakdown of our revenues for the periods indicated:

	Three Months Ended
	April 1,		April 2,
	2006		2005
	$	%	$	%
	(in thousands)		(in thousands)
Stores	$53,137	71.0%	$42,897	67.1%
Direct-to-consumer	20,207	27.0	19,849	31.0
International distributors and other (1)	1,466	2.0	1,213	1.9

(1)	Consists of (a) sales made through our international distributors and our distribution and fulfillment center near London, (b) revenues from the Harvey Penick Golf Academy, and (c) our recognition of gift card breakage, as described below.
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
     Branded compared to proprietary products. The majority of our sales are from premier branded golf equipment, apparel and accessories from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, TaylorMade® and Titleist®. In addition, we sell our own proprietary branded equipment, components, apparel and accessories under the Golfsmith®, Killer Bee®, Lynx®, Snake Eyes®, Zevo®, ASITM, GearForGolfTM, GiftsForGolfTM and other product lines. Sales of our proprietary branded products accounted for 14.7% and 17.1% of our net revenues for the three-months ended April 1, 2006 and April 2, 2005, respectively.
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
Revenue Recognition
       We recognize revenue for retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or a credit card. We recognize revenues from catalog and Internet sales upon shipment of merchandise. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick. We recognize revenues from the Harvey Penick Golf Academy at the time the services, the golf lessons, are performed.
       We recognize revenue from the sale of gift cards when (1) the gift card is redeemed by the customer, or (2) the likelihood of the gift card being redeemed by the customer is remote and we determine that there is no legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The determination of the likelihood of a gift card being redeemed is based upon historical redemption patterns. When an outstanding gift card reaches 48 months after the gift card sale date, all remaining outstanding balances that are not required to be remitted to the relevant jurisdiction are recorded as revenue as we deem the likelihood of redemption to be remote. We refer to this as gift card breakage. Gift card breakage is included in net revenues in our consolidated statements of operations. During the first quarter of fiscal 2006, we recognized $0.1 million in net revenues related to the recognition of gift card breakage. No breakage amounts were recognized in net revenues during the first quarter of fiscal 2005.
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
Operating Expenses
       Selling, general and administrative. Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases with GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses also include the fees and other expenses we pay for services rendered to us pursuant to the management consulting agreement between us and First Atlantic Capital. Under this agreement, we paid First Atlantic Capital fees and related expenses totaling, $0.2 million in the first quarter of fiscal 2006 and in the first quarter of fiscal 2005, respectively. We and First Atlantic Capital intend to terminate the management consulting agreement upon the closing of our proposed initial public offering of common stock pursuant to our filing on Form S-1 with the Securities and Exchange Commission on March 14, 2006 (“the Proposed Initial Public Offering”). We expect to pay a final $3.0 million termination fee to First Atlantic Capital upon the completion of the Proposed Initial Public Offering, which will be expensed at such time.
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

       Other income. Other income consists primarily of exchange rate variances and, for the three-month period ended April 1, 2006, of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant.
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
Critical Accounting Policies and Estimates
              Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on March 31, 2006. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.
Inventory Valuation
     Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Write-downs for inventory shrinkage are booked on a monthly basis at 0.2% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. For the three months ended April 1, 2006 and April 2, 2005, inventory shrinkage expense recorded in the statements of operations was 0.7% and 0.8% of net revenues, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates. These write-down amounts are based on management’s estimates of shrinkage expense using historical experience.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
     We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. We did not record any impairment losses in either of the three-month periods ended April 1, 2006 or April 2, 2005.
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
     No impairment of goodwill or identifiable intangible assets was recorded in either of the three-month periods ended April 1, 2006 or April 2, 2005.
Product Return Reserves
     We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates could adversely affect our operating results. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves on a monthly basis at 1.8% to 10.0% of net revenues depending on the distribution channel in which the sales occur. We routinely compare actual experience to current reserves and make any necessary adjustments.
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
     We did not close any stores during the three months ended April 1, 2006. We closed one store during the three months ended April 2, 2005, due to the expiration of the lease term. There were not any expenses associated with this closed store recorded in accordance with SFAS No. 146. In this instance, we subsequently opened a new store in fiscal 2005 to serve the same customer base of the closed store. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.
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

Deferred Tax Assets
     A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of April 1, 2006, we recorded a full valuation allowance against accumulated deferred tax assets of $4.5 million due to the uncertainties regarding the realization of deferred tax assets primarily based on our cumulative loss position over the past three years. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. We expect to use the Black-Scholes option-pricing model to determine the fair value of our stock-based awards. In adopting SFAS 123R companies can use either the prospective, modified-prospective or modified-retrospective transition method. We have adoption SFAS 123R using the prospective transition method. Under this method, compensation cost is recognized for all awards granted or modified after the adoption date. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. We adopted SFAS 123R at the beginning of the first quarter of fiscal 2006. We expect that the adoption of SFAS 123R will have a significant long-term negative impact on our results of operations, but will not impact our overall financial position.
     Prior to the closing of the Proposed Initial Public Offering, we expect to grant certain officers and employees options to purchase shares of our common stock at an exercise price equal to the midpoint of the estimated Proposed Initial Public Offering price range. In addition, we intend to modify certain outstanding options such that options to purchase approximately 1,120,000 shares of our common stock will vest and become exercisable upon the closing of the Proposed Initial Public Offering. We expect to record a compensation expense in our statement of operations in connection with the grant of new stock options and the acceleration of outstanding stock options. Based on the midpoint of the estimated Proposed Initial Public Offering price range, we expect the expense to be record in fiscal 2006 to be approximately $1.0 million. The long-term impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.
Results of Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Statement of Operations Data:
Net Revenues	100.0%	100.0%
Cost of products sold .	65.5	64.4

Gross profit	34.5	35.6
Selling, general and administrative	31.7	33.5
Store pre-opening/closing expenses	0.3	0.8

Total operating expenses	32.0	34.3

Operating income	2.5	1.3
Interest expense	(4.1)	(4.5)
Interest income	*	*
Other income, net	0.4	n/m

Income (loss) from continuing operations before income taxes	(1.2)	(3.1)
Income tax benefit (expense)	n/m	n/m

Net income (loss)	(1.2)	(3.1)

*	Less than 0.1%

n/m	Not meaningful

Comparison of Three Months Ended April 1, 2006 to Three Months Ended April 2, 2005
       Net Revenues. Net revenues increased by $10.8 million, or 17.0%, to $74.8 million in the three months ended April 1, 2006 from $64.0 million in the three months ended April 2, 2005. The increase was mostly comprised of a $5.2 million, or 12.3% increase in comparable store revenues and an increase in non-comparable store revenues of $5.0 million. Additionally, we experienced an increase in our direct-to-consumer channel revenues of $0.4 million, or 1.8%, as well as an increase in our international revenues of $0.2 million, or 16.6%.
       Growth in comparable store revenues from the three months ended April 2, 2005 to the three months ended April 1, 2006 was driven by a $4.2 million increase in golf club sales, which are higher priced products than other products we sell. Additionally, four stores entered the comparable store base for the first time during the three months ended April 1, 2006, contributing $0.9 million to the increase in comparable store sales. We believe this growth was positively affected by continued high levels of consumer confidence and the continued effects of executing our business strategy. We also believe that comparable store revenues continued to be negatively impacted by increased competition in select markets. In comparison, comparable store revenues for the three months ended April 2, 2005 decreased by $3.2 million, or 8.1%, compared to the first fiscal quarter of 2004.
          Non-comparable store revenues primarily include revenues from six stores in operation that were opened subsequent to April 2, 2005 and one store that became comparable during the three months ended April 1, 2006, but which contributed $0.2 million in non-comparable store revenues during the three months ended April 1, 2006.
     Gross Profit. Gross profit increased by $3.0 million, or 13.4%, to $25.8 million in the three months ended April 1, 2006 from $22.8 million in the three months ended April 2, 2005. Increased net revenues led to higher gross profit for the three months ended April 1, 2006. Gross profit was 34.5% of net revenues in the three months ended April 1, 2006 compared to 35.6% of net revenues in the three months ended April 2, 2005. The decrease in gross margin percentage was primarily due to increased sales of lower margin product during the three months ended April 1, 2006. Additionally, increased distribution costs relating to our receiving and shipping of products, mainly related to promotional shipping terms offered to our guests, as well as increased freight costs due to rising gas prices accounted for decreases in gross profit of $1.3 million during the three months ended April 1, 2006 as compared to the three months ended April 2, 2005. These declines in gross profit were partially offset by increases in vendor allowances of $0.7 million.
     Selling, general and administrative. Selling, general and administrative expenses increased by $2.3 million, or 10.8%, to $23.7 million in the three months ended April 1, 2006 from $21.4 million in the three months ended April 2, 2005. Selling, general and administrative expenses were 31.7% of net revenues in the three months ended April 1, 2006 compared to 33.5% of net revenues in the three months ended April 2, 2005. The increase in selling, general and administrative expenses resulted from an increase of $0.6 million related to comparable stores, an increase of $1.5 million related to non-comparable retail stores and an increase of $0.2 million related to our consumer direct channel, corporate and international operations.
     The increase in comparable retail store expenses of $0.6 million was largely due to increases in variable expenses, including increases in advertising expenses of $0.2 million and increases in payroll and general store operating expenses of $0.2 million. The increase in non-comparable retail store expenses of $1.5 million was mainly related to the opening of six new stores during fiscal 2005 and was comprised of $0.8 million in fixed expenses, including occupancy and depreciation costs and $0.7 million in variable expenses, consisting mainly of payroll and advertising. The increase of $0.2 million related to our consumer direct channel, corporate and international operations was primarily related to an increase of $0.5 million in variable expenses consisting mainly of payroll and advertising offset by a decrease in professional services of $0.4 million.
     Store pre-opening expenses. Store pre-opening expenses decreased by $0.3 million, or 61.3%, to $0.2 million in the three months ended April 1, 2006 from $0.5 million in the three months ended April 2, 2005. During the three months ended April 1, 2006, we incurred $0.2 million related to the planned opening of four new retail locations during the second fiscal quarter of 2006. During the three months ended April 2, 2005, we incurred $0.5 million related to the opening of one new retail location and the planned opening of five new retail locations during the second fiscal quarter of 2005.
     Interest expense. Interest expense consists of costs related to Golfsmith’s 8.375% senior secured notes and our senior secured credit facility with a financial institution. Interest expense increased by $0.2 million, or 6.9%, to $3.1 million in the three months ended April 1, 2006 from $2.9 million in the three months ended April 2, 2005 as a result of higher average outstanding balances under our existing senior secured credit facility and increases in the accreted value of our senior secured notes . For further discussion, see “—Liquidity and Capital Resources —Senior Secured Notes” and “—Liquidity and Capital Resources —Credit Facility” below.
     Interest income. Interest income decreased by approximately $6,000, or 38.2% to $11,000 in the three months ended April 1, 2006 from $17,000 in the three months ended April 2, 2005.
     Other income. Other income increased by $300,000 to $322,000 in the three months ended April 1, 2006 from $23,000 in the three months ended April 2, 2005. The increase resulted from declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period October 25, 1992 to June 21, 2003.
     Other expense. Other expense increased by $19,000 to $43,000 in the three months ended April 1, 2006 from $24,000 in the three months ended April 2, 2005. The increase resulted from foreign exchange losses.
     We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the three months ended April 1, 2006 or the three months ended April 2, 2005, due to a full valuation allowance being recorded.
Liquidity and Capital Resources
     To date, we have financed our activities through cash flow from operations, a private placement of debt securities (subsequently exchanged for registered notes under the Securities Act of 1933) and borrowings under our senior secured credit facility.
Cash Flows
     As of April 1, 2006, we had cash and cash equivalents of $3.7 million, working capital of $21.9 million and outstanding debt obligations of $88.7 million. We had $6.5 million in borrowing availability under our existing senior secured credit facility as of April 1, 2006, after giving effect to required reserves of $500,000.
Operating activities
     Net cash used in operating activities was $3.2 million in the three months ended April 1, 2006, compared to net cash used in operating activities of $7.1 million in the three months ended April 2, 2005. The decrease in cash used of $3.9 million in the three months ended April 1, 2006 was principally due to a decrease in cash used for inventories of $7.8 million as we have been able to extend payment terms on inventory purchases with our vendors due to increased purchasing power and have been able to strategically maintain optimal inventory levels in our retail locations and Austin, Texas warehouse to efficiently support our current business requirements. This decrease in cash used was partially offset by increases in cash used related to accounts payable and other working capital accounts of $5.5 million, mainly due to the timing of payments on account or payments for services to be rendered in future periods. A decrease in our net loss during the three months ended April 1, 2006 further reduced cash used in operating activities by $1.1 million.
Investing activities
     Net cash used in investing activities was $2.8 million for the three months ended April 1, 2006, compared to $1.5 million for the three months ended April 2, 2005. Net cash used in investing activities for the three months ended April 1, 2006 was almost entirely the result of capital expenditures related to new and existing stores. For the three months ended April 2, 2005, capital expenditures were comprised of $1.4 million for new and existing stores and $0.1 million for corporate projects.
Financing activities
     Net cash provided by financing activities was $5.5 million for the three months ended April 1, 2006, compared to net cash used in financing activities of $2,000 for the three months ended April 2, 2005. Net cash provided by financing activities for the three months ended April 1, 2006 was comprised of proceeds from our senior secured credit facility, net of payments. Net cash from financing activities for the three months ended April 2, 2005 consisted primarily of equal proceeds from and payments on our senior secured credit facility.

Historical Indebtedness
Senior Secured Notes
     On October 15, 2002, we completed a private placement of $93.75 million aggregate principal amount at maturity of our 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. The covenants in the indenture governing the notes restrict our ability to incur debt, make capital expenditures, pay dividends or repurchase capital stock.
     Within 120 days after the end of each fiscal year, we are required by the indenture governing the notes to offer to repurchase the maximum principal amount of notes that may be purchased with 50% of our excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the notes to be purchased. The indenture governing the notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. As of the end of fiscal 2005, we determined that we did not have any excess cash flow, as defined in the indenture, and were thus not required to offer to repurchase any of the notes. The notes have a final maturity date of October 15, 2009, although we are required by the indenture governing the notes to make principal payments on the notes of $18.75 million in 2007 and $9.375 million in 2008.
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
     As of April 1, 2006, we had $5.5 million in borrowings outstanding, and $6.5 million of borrowing availability after giving effect to required reserves of $500,000 under the credit agreement and we believe we were in compliance with the covenants contained in the senior secured credit facility.
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
Indebtedness Following the Proposed Initial Public Offering
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

Contractual Obligations
     The following table of our material contractual obligations as of April 1, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Long-term debt — principal (1)	$93,750	$—	$28,125	$65,625	$—
Long-term debt — interest (1)	$24,564	$7,852	$13,293	$3,420	$—
Operating leases	$142,727	$17,438	$34,192	$31,121	$59,976
Purchase obligations (2)	$7,797	$6,787	$808	$202	$—

Total	$268,838	$32,076	$76,418	$100,367	$59,976

(1)	Long-term debt represents principal payments required to be made on the senior secured notes. Interest payments on the notes are required semi-annually and are calculated at 8.375% of the aggregate principal amount at maturity of notes then outstanding. We expect to retire all of our outstanding long-term debt with the proceeds from our Proposed Initial Public Offering together with borrowings under our new senior secured credit facility.

(2)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us.
     We expect that our principal uses of cash for the next several years, absent the issuance of common stock under the Proposed Initial Public Offering, would be interest payments on the senior secured notes and our senior secured credit facility, capital expenditures, primarily for new store openings and existing store updates and remodels, possible acquisitions (to the extent permitted by the lenders under our senior credit facility and under the indenture governing the notes), working capital requirements and our contractually obligated operating lease payments. We expect to spend approximately $1.8 million to open each additional superstore, which includes pre-opening expenses, capital expenditures and inventory costs. Additionally, Golfsmith is required to (1) offer to repurchase a portion of the senior secured notes at 100% of their accreted value within 120 days after the end of each fiscal year with 50% of our excess cash flow, as defined in the indenture governing the senior secured notes, and (2) under certain circumstances, purchase senior secured notes at 101% of their accreted value plus accrued and unpaid interest, if any, to the date of purchase. As of the end of fiscal 2005, we determined that we did not have any excess cash flow, as defined in the indenture, and we were thus not required to offer to repurchase any of the notes. We believe that cash from operations combined with borrowing availability under our senior secured credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we have limited ability to obtain additional debt financing to fund working capital needs and capital expenditures should cash from operations and from our senior secured credit facility be insufficient. As of April 1, 2006, we had $6.5 million of borrowing availability under the senior secured credit facility after giving effect to required reserves of $500,000. We believe that the financial support of our principal stockholder and the use of our senior secured credit facility offer us potential funding avenues to meet working capital requirements. Further, we believe discretionary cash outflows related to new store openings, store retrofits, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations and from our senior secured credit facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for a discussion of the risks affecting our operations.
     On March 14, 2006, Holdings filed a registration statement on Form S-1 with the Securities and Exchange Commission, for the registration of shares of common stock for sale to the public markets. You should read the information presented in Form S-1 for a discussion of the effects that the Proposed Initial Public Offering is expected to have on liquidity.
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
Off-Balance Sheet Arrangements
     As of April 1, 2006, we do not have any off-balance sheet arrangements, as defined by the rules and regulations of the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
     The interest payable on our senior secured credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of April 1, 2006, if the maximum available under the credit facility of $12.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $1.25 million on an annual basis, thereby materially affecting our results from operations and cash flows. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rate for a portion of our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
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

Additional Factors That May Affect Future Results
A reduction in the number of rounds of golf played and the popularity of golf may adversely affect our sales.
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
          The indenture governing our senior secured notes and our senior secured credit facility limit almost completely our ability to borrow additional funds. We believe that the terms of the liens securing our senior secured credit facility and our senior secured notes effectively preclude us from borrowing additional funds, other than under our senior secured credit facility. As a result, to the extent that we do not have borrowing availability under our senior secured credit facility we will have to fund our operations, including new store openings and capital expenditures as well as any future acquisitions, with cash flow from operations. If we do not generate sufficient cash flow from our operations to fund these expenditures, we may not be able to compete effectively and our sales and profitability would likely be adversely affected.
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
          On March 14, 2006, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission proposing the registration of shares of our common stock under an initial public offering – the Proposed Initial Public Offering. Estimated proceeds from this offering of $115 million are expected to be used to: (1) retire the principle amount of our senior secured notes; (2) repay indebtedness under our existing senior secured credit facility; (3) to pay a one-time $3 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd., (“First Atlantic Capital”) and (4) for general corporate purposes. We cannot assure you that this offering will be completed or completed in a timely manner with terms favorable to us.
A reduction in discretionary consumer spending could reduce our sales of golf products.
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

Our sales and profits may be adversely affected if we or our suppliers fail to develop and introduce innovative products that appeal to our customers.
     Our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products. This is particularly true with respect to golf clubs, which accounted for approximately 47% of our net sales in the three month period ended April 1, 2006. We believe our guests’ desire to test the performance of the latest golf equipment drives traffic into our stores and increases sales. This is particularly true when significant technological advancements in golf clubs and other equipment occur, although such advances generally only occur every few years. Furthermore, the success of new products depends not only upon their performance, but also upon the subjective preferences of golfers, including how a club looks, sounds and feels, and the level of popularity that a golf club enjoys among professional and recreational golfers. Our success depends, in large part, on our and our suppliers’ ability to identify and anticipate the changing preferences of our customers and our ability to stock our stores with a wide selection of quality merchandise that appeals to customer preferences. If we or our suppliers fail to successfully develop and introduce on a timely basis new and innovative products that appeal to our customers, our revenues and profitability may suffer.
     On the other hand, if our suppliers introduce new golf clubs too rapidly, it could result in closeouts of existing inventories. Closeouts can result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. These reduced margins and sales may adversely affect our results of operations..
Competition from new and existing competitors could have an adverse effect on our sales and profitability.
     Our principal competitors are currently other off-course specialty retailers, franchise and independent golf retailers, on-course pro shops, conventional sporting goods retailers, mass merchants and warehouse clubs, and online retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional sports retailers and specialty golf retailers are expanding more aggressively in marketing and supplying brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these potential competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. We may also face increased competition due to the entry of new competitors, including current suppliers that decide to sell their products directly. As a result of this competition, we may experience lower sales and margins or greater operating costs, such as marketing costs, which would have an adverse effect on our margins and our results of operations in general.
Our growth will be adversely affected if we are unable to open new stores and operate them profitably.
          Our growth strategy involves opening additional stores in new and existing markets. We are in the early stages of our store expansion. At April 1, 2006, we had 52 stores, more than half of which we opened or acquired during the last three years. We opened two more stores in April 2006 and plan to open between 8 and 10 additional stores in 2006 and between 14 and 16 new stores in 2007. In addition to capital requirements, our ability to open new stores on a timely and profitable basis is subject to various contingencies, including but not limited to, our ability to successfully:
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
If our key suppliers limit the amount or variety of products they sell to us or if they fail to deliver products to us in a timely manner and upon customary pricing terms, our sales and profitability could be adversely affected.
     We rely on a limited number of suppliers for a significant portion of our product sales. We depend on access to the latest golf equipment, apparel and accessories from the premier national brands in order to drive traffic into our stores and through our direct-to-consumer channel. We do not have any long-term supply contracts with our suppliers providing for continued supply, pricing, allowances or other terms. In addition, certain of our vendors have established minimum advertised pricing requirements, which, if violated, could result in our inability to obtain certain products. If our suppliers refuse to distribute their products to us, limit the amount or variety of products they make available to us, or fail to deliver such products on a timely basis and upon customary pricing terms, our sales and profitability could be adversely affected.
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
     We lease 53 of our 54 current stores, including two new stores opened in April 2006. In fiscal 2005, we closed two stores when the leases for those locations expired. In both instances, we opened a new store in similar locations during fiscal 2005. We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be adversely affected.

Our operating results could be adversely affected if we are unable to accurately predict and respond to seasonal fluctuations in our business.
     Our business is seasonal. The golf season and the number of rounds played in the markets we serve fluctuate based on a number of factors, including the weather. Accordingly, our sales leading up to and during the warm weather golf season, as well as the Christmas holiday gift-giving season, have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2005, the fiscal months of March through September and December, which together comprise 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold. We incur significant additional expenses leading up to and during these periods in anticipation of higher sales in these periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. In the event of unseasonable weather during the peak season in certain markets, our sales may be lower and we may not be able to adjust our inventory or expenses in a timely fashion. This seasonality may result in volatility or have an adverse effect on our results of operations and the market price of our common stock.
Many of our stores are clustered in particular metropolitan areas and an economic downturn or other adverse events in these areas may significantly reduce the sales for stores located in such areas, which would adversely affect our operating results.
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
Our comparable store sales may fluctuate, which could negatively impact our future operating performance.
     Our comparable store sales are affected by a variety of factors, including, among others:
•	customer demand in different geographic regions;

•	unseasonable weather during certain periods for certain geographic regions;

•	changes in our product mix;

•	our decision to relocate or refurbish certain stores;

•	the launch of promotional events;

•	the opening of new stores by us and our competitors in our existing markets; and

•	changes in economic conditions in the areas in which our stores are located.
     Our comparable store sales have fluctuated significantly in the past and such fluctuation may continue in the future. For example, the changes in comparable store sales for the first quarter of fiscal 2006 was an increase of 12.3% compared to a decrease of 8.1% for the first quarter of fiscal 2005. We have also experienced decreases in comparable store sales during certain quarterly periods during the last two fiscal years and we cannot assure you that our comparable store sales will not decrease again in the future.
If we fail to accurately target the appropriate segment of the consumer catalog market or if we fail to achieve adequate response rates to our catalogs, our sales and profitability may be adversely affected.
     Our results of operations depend in part on the success of our direct-to-consumer distribution channels, which consist of our Internet site and multiple catalogs. Our direct-to-consumer distribution channels accounted for 27% and 31% of our net revenues for the three-month periods ended April 1, 2006 and April 2, 2005, respectively. Within our direct-to-consumer distribution channel, we believe that the success of our catalog operations also contributes to the success of our Internet site, because many of our customers who receive catalogs choose to purchase products through our Internet site. We believe that the success of our catalogs depend on our ability to:
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
Our profitability would be adversely affected if the operations of our Austin, Texas call center or distribution and fulfillment center were interrupted or shut down.
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
     Unlike many of our competitors, we generate a significant percentage of our revenues through our direct-to-consumer channel, including catalog orders. Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes for our catalogs. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly during the past three fiscal years, and our future paper costs are subject to supply and demand forces external to our business. A material increase in postal rates or printing or paper costs for our catalogs could materially decrease our profitability.
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
     Although we currently do not have any agreement or understanding to make any acquisitions, from time to time, we may grow our business by acquiring complementary businesses, products or technologies. In May 2003, we acquired the assets and technology of Zevo Golf Co., Inc., and in July 2003 we acquired six Don Sherwood Golf & Tennis stores. Other acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results. Negotiating potential acquisitions or integrating newly acquired businesses, products or technologies into our business could divert our management’s attention from other business concerns and could be expensive and time consuming. Acquisitions could expose our business to unforeseen liabilities or risks associated with entering new markets or businesses. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated sales and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, or issuances of equity securities that cause dilution to our existing stockholders. Furthermore, we may incur contingent liabilities or possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our financial condition.
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
     Internal Control over Financial Reporting. During the three months ended April 1, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: May 16, 2006

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 16, 2006