Form 10-Q
period 2006-07-01
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2006-08-15
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: Not Applicable
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 11, 2006

$.001 par value	15,693,014 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED JULY 1, 2006

Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets at July 1, 2006 (unaudited) and December 31, 2005	3
Consolidated Statements of Operations for the three and six months ended July 1, 2006 and July 2, 2005 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended July 1, 2006 and July 2, 2005 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

Part II. Other Information

Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 6. Exhibits	43
Signatures	46
Rule 13a-14(a) / 15d-14(a) Certification of James D. Thompson
Rule 13a-14(a) / 15d-14(a) Certification of Virginia Bunte
Certification of James D. Thompson Pursuant to Section 906
Certification of Virginia Bunte Pursuant to Section 906
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	July 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,090	$4,207,497
Receivables, net of allowances of $155,385 at July 1, 2006 and $146,964 at December 31, 2005	2,487,339	1,646,454
Inventories	90,123,761	71,472,061
Prepaid expenses and other current assets	9,640,710	6,638,109

Total current assets	102,403,900	83,964,121

Property and equipment:
Land and buildings	21,412,537	21,256,771
Equipment, furniture, fixtures and autos	22,507,618	19,004,608
Leasehold improvements and construction in progress	25,716,175	20,866,839

	69,636,330	61,128,218
Less: accumulated depreciation	(17,675,833)	(14,558,256)

Net property and equipment	51,960,497	46,569,962

Goodwill	41,634,525	41,634,525
Tradename	11,158,000	11,158,000
Trademarks	14,156,127	14,156,127

Customer database, net of accumulated amortization of $1,416,335 at July 1, 2006 and $1,227,490 at December 31, 2005	1,982,870	2,171,715
Debt issuance costs, net of accumulated amortization of $2,388 at July 1, 2006 and $3,126,103 at December 31, 2005	355,852	4,731,612
Other long-term assets	458,892	450,208

Total assets	$224,110,663	$204,836,270

Golfsmith International Holdings, Inc.
Consolidated Balance Sheets (continued)

	July 1,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,417,121	$42,000,236
Accrued expenses and other current liabilities	13,139,463	19,163,459
Line of credit	36,450,901	—

Total current liabilities	111,007,485	61,163,695

Long-term debt	—	82,450,000
Deferred rent	5,106,031	4,095,442

Total liabilities	116,113,516	147,709,137

Stockholders’ equity:
Common stock —$.001 par value; 100,000,000 shares and 40,000,000 shares authorized at July 1, 2006 and December 31, 2005, respectively; 15,616,611 and 9,472,143 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	15,618	9,473
Preferred stock —$.001 par value; 10,000,000 shares and zero shares authorized at July 1, 2006 and December 31, 2005, respectively; no shares issued and outstanding	—	—
Restricted common stock units —$.001 par value; 97,378 and 331,569 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	97	331
Additional capital	119,866,157	60,301,153
Other comprehensive income	248,126	135,815
Accumulated deficit	(12,132,851)	(3,319,639)

Total stockholders’ equity	107,997,147	57,127,133

Total liabilities and stockholders’ equity	$224,110,663	$204,836,270

See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net revenues	$188,948,611	$166,451,893	$114,138,315	$102,493,511
Cost of products sold	121,444,970	105,856,380	72,437,031	64,660,890

Gross profit	67,503,641	60,595,513	41,701,284	37,832,621

Selling, general and administrative	57,865,696	49,364,259	34,163,217	27,964,324
Store pre-opening expenses	1,222,736	1,403,519	1,022,987	886,762

Total operating expenses	59,088,432	50,767,778	35,186,204	28,851,086

Operating income	8,415,209	9,827,735	6,515,080	8,981,535

Interest expense	(5,813,072)	(5,750,630)	(2,753,646)	(2,888,528)
Interest income	155,475	62,960	144,692	45,520
Other income	1,420,776	31,090	1,098,712	8,492
Other expense	(108,240)	(71,978)	(65,296)	(48,230)
Loss on debt extinguishment	(12,775,270)	—	(12,775,270)	—

Income (loss) before income taxes	(8,705,122)	4,099,177	(7,835,728)	6,098,789

Income tax expense	(108,090)	(97,102)	(108,090)	(97,102)

Net income (loss)	$(8,813,212)	$4,002,075	$(7,943,818)	$6,001,687

Net income (loss) per share:
Basic	$(0.85)	$0.41	$(0.73)	$0.61
Diluted	$(0.85)	$0.40	$(0.73)	$0.60
Weighted average number of shares outstanding:
Basic	10,330,492	9,803,712	10,823,558	9,803,712
Diluted	10,330,492	9,946,879	10,823,558	9,946,879
See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Operating Activities		(as restated)
Net income (loss)	$(8,813,212)	$4,002,075
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,175,627	2,695,594
Amortization of intangible assets	188,845	188,845
Amortization of debt issue costs and debt discount	1,886,587	1,800,134
Loss on extinguishment of debt	12,775,270	—
Stock-based compensation	438,304	—
Payments of withholding taxes for stock unit conversions	(1,015,263)	—
Non-cash loss on write-off of property and equipment	9,574	573,384
Non-cash derivative income	(1,033,257)	—
Gain on sale of assets	(22,650)	(11,500)
Changes in operating assets and liabilities:
Accounts receivable	(840,885)	(1,273,964)
Inventories	(18,651,700)	(26,480,854)
Prepaid expenses and other assets	(3,011,285)	(1,237,842)
Accounts payable	19,416,885	21,462,886
Accrued expenses and other current liabilities	(4,455,065)	(2,362,616)
Deferred rent	1,010,589	569,398

Net cash provided by (used in) operating activities	1,058,364	(74,460)

Investing Activities
Capital expenditures	(8,582,807)	(6,924,915)
Proceeds from sale of assets	22,650	11,500

Net cash used in investing activities	(8,560,157)	(6,913,415)

Financing Activities
Principal payments on lines of credit	(56,883,979)	(3,285,699)
Proceeds from lines of credit	93,334,880	3,955,491
Debt issuance costs	(343,240)	—
Payments to satisfy debt obligations	(94,431,896)	—
Proceeds from initial public offering, net	61,646,562	—
Proceeds from exercise of stock options	4,681	—
Other	—	(2,244)

Net cash provided by financing activities	3,327,008	667,548

Effect of exchange rate changes on cash	119,378	(101,657)
Change in cash and cash equivalents	(4,055,407)	(6,421,984)
Cash and cash equivalents, beginning of period	4,207,497	8,574,966

Cash and cash equivalents, end of period	$152,090	$2,152,982

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Supplemental cash flow information:
Interest payments	$7,145,927	$3,959,165
Income tax payments	$213,234	$206,513

Supplemental non-cash transactions:
Amortization of discount on senior secured notes	$1,353,012	$1,279,892
Write-off of debt issuance costs of senior secured notes and senior credit facility	$4,200,425	—
See accompanying notes.

1. Nature of Business and Basis of Presentation
Description of Business
     Golfsmith International Holdings, Inc. (“Holdings,” the “Company” or “we”), is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and is a designer and marketer of golf equipment. The Company offers golf equipment from top national brands as well as its own proprietary brands and also offers clubmaking capabilities. As of July 1, 2006, the Company marketed its products through 58 superstores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Golfsmith International, Inc. (“Golfsmith”). The Company has no operations nor does it have any assets or liabilities other than its investment in its wholly owned subsidiary. Accordingly, these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006. The results of operations for the three and six month periods ended July 1, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
     The balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.
Correction of an error
     Certain adjustments have been made to the prior year financial statements related to the correction of an error in applying generally accepted accounting principles. An adjustment of $3.6 million was made to the consolidated balance sheet as of July 2, 2005 to decrease both cash and cash equivalents and accounts payable in connection with outstanding checks written but not presented for payment prior to the financial statement date. The adjustment is the result of the Company not recording the payments until the outstanding checks were presented for payment, which has historically been after the date on which the reporting period ends, instead of the date on which the checks were written. The adjustment has been appropriately recorded in the consolidated statements of cash flows for the six months ended July 2, 2005, as restated. The adjustment does not affect previously reported net income, retained earnings or earnings per share in any period presented.
Revenue Subject to Seasonal Variations
     The Company’s business is seasonal. The Company’s sales leading up to and during the warm weather golf season and the Christmas holiday gift-giving season have historically contributed a higher percentage of the Company’s annual net revenues and annual net operating income than that in other periods in its fiscal year.

Fiscal Year
     The Company’s fiscal year ends on the Saturday closest to December 31. The three-months ended July 1, 2006 and July 2, 2005 both consist of thirteen weeks. The six months ended July 1, 2006 and July 2, 2005 both consist of twenty-six weeks.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The Company is currently evaluating the impact of this standard on its financial statements.
     In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging account issues, has ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact EITF 06-3 will have on its financial position or results of operations.
2. Initial Public Offering
     On June 20, 2006, the Company completed its initial public offering (“IPO”) in which the Company sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The net proceeds of the IPO to the Company were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.8 million. The Company’s common stock trades on the Nasdaq National Market under the symbol “GOLF.”
     The net proceeds from the IPO, along with borrowings under the Company’s Amended and Restated Credit Facility (see Note 5) were used to retire the $93.75 million Senior Secured Notes (see Note 5), to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, to pay fees and expenses related to the Company’s Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate the Company’s management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund which is the largest beneficial owner of the Company’s shares.
     In connection with the IPO, the Company granted the underwriters an option to purchase 900,000 shares of the Company’s common stock at a 7% discount to the IPO price, or $10.70 per share, for 30 days commencing on June 15, 2006 (grant date). Since this option extended beyond the closing of the IPO, this option feature represents a call option that meets the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and July 1, 2006 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at July 1, 2006 using assumptions commensurate with each measurement period as shown in the following table:

	At June 15, 2006	At July 1, 2006
Volatility	56%	30%
Expected life	30 days	15 days
Risk free interest rate	5%	5%
     At June 15, 2006, the Company recorded a liability of $1.1 million with corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated approximately $58,000 on July 1,

2006 and the Company recorded the decrease in such fair value aggregating $1.0 million as other income in the statement of operations for the three and six-month periods ended July 1, 2006. The recognition of the derivative and related change in fair value represent non-cash transactions for statement of cash flow purposes. The underwriters did not exercise their option and it expired on July 15, 2006.
     In connection with the IPO, the Company’s shareholders approved an amended and restated articles of incorporation providing for an increase in the number of authorized shares of the Company’s common stock to 100,000,000 and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.001 per share. No shares of this new class of preferred stock have been issued.
     On May 25, 2006, the Company’s Board of Directors approved a 1-for-2.2798 reverse stock split for its issued and outstanding common stock. The par value of the common stock was maintained at the pre-split amount of $0.001 per share. All references to common stock, stock options to purchase common stock and per share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis.
3. Stock-Based Compensation
     The Company has two stock-based compensation plans, the 2002 Incentive Stock Plan (the “2002 Plan”) and the 2006 Incentive Compensation Plan (the “2006 Plan”), which are described below. Prior to fiscal 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Compensation costs related to stock options granted at fair value under the plan were not recognized in the consolidated statements of operations.
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
     In June 2006, the Board of Directors approved new stock option grants under the 2006 Plan. Also in June 2006, existing stock option grants under the 2002 Plan were modified to accelerate a portion of the respective grants’ vesting provisions. The Company applied the fair value measurement standards of SFAS 123R and calculated the fair value of both the new stock option grants as well as the fair value related to the modification of existing stock option grants. As a result, the Company recorded stock compensation expense of $0.4 million during the three and six-months ended July 1, 2006.
     The Company’s income before income taxes and net income for the three and six months ended July 1, 2006, were both lower by $0.4 million than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no stock compensation expense recorded in the statement of operations for either the three or six-month periods ended July 2, 2005. For both the three and six months ended July 1, 2006, basic and diluted earnings per share was $0.04 lower due to the Company adopting SFAS 123R.
2002 Incentive Stock Plan
     In October 2002, Holdings adopted the 2002 Incentive Stock Plan (the ”2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings’ common stock, stock appreciation rights and restricted stock grants (collectively referred to as ”options”). The exercise price of the options granted was equal to the value of the Company’s common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant.

     On June 16, 2006, the Board of Directors approved a modification to all outstanding stock options such that the vesting provisions for each option holder were modified to accelerate certain levels of vesting. As a result of this modification, the Company calculated the fair value of the related stock options at the time of the modification and recorded compensation expense of approximately $235,000 that is recorded in selling, general and administrative expenses. There were no stock options granted from the 2002 Plan during the fiscal quarter ended July 1, 2006. Following the effectiveness of the Company’s 2006 Incentive Compensation Plan on June 14, 2006, no further awards will be made under the 2002 Plan, although each option previously granted under the plan will remain outstanding subject to its terms. At July 1, 2006, there were 855,892 options outstanding under the 2002 Plan.
2006 Incentive Compensation Plan
     In June 2006, Holdings adopted the 2006 Incentive Compensation Plan (the ”2006 Plan”). Under the 2006 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings’ common stock, stock appreciation rights and restricted stock grants (collectively referred to as ”options”). Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. There are 1.8 million shares of common stock reserved for issuance under the 2006 Plan. These shares have been registered under the Securities Act of 1933 pursuant to a registration statement on Form S-8.
     In June 2006, the Company granted 283,283 options to purchase common stock under the 2006 Plan. The exercise price of the options granted was equal to the value of the Company’s common stock on the grant date. At July 1, 2006, there were 277,805 options outstanding under the 2006 Plan.
Accounting for Stock Compensation
     Prior to fiscal 2006, the Company accounted for stock-based compensation by using the minimum value method to present pro forma stock-based compensation in the notes to the consolidated financial statements, as allowed under SFAS 123. Under SFAS 123R, the Company was classified as a non-public entity on January 1, 2006 (date of adoption) and thus used the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, results in a measurement date under SFAS 123R. As such, the Company is required to calculate and record the appropriate amount of compensation expense over the estimated service period in their consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires the Company to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported in the Company’s consolidated statement of operations as a component of operating income.
     In June 2006, the Company granted 283,283 options to purchase common stock under the 2006 Plan. Also in June 2006, the Company modified the vesting provisions of all outstanding stock options under the 2002 Plan. The Company calculated the fair value of both the new stock option grant and the modification of the existing stock option grant using the Black-Scholes option-pricing model. The fair values of these awards are amortized as compensation expense on a straight-line basis over the vesting period of the related grants. Fair value amounts related to the acceleration of vesting that resulted in immediate vesting of certain stock options were recorded as compensation expense at the time of the modification. The Company recorded a stock compensation expense of $0.4 million in the three and six-month periods ended July 1, 2006. The expense is included in selling, general and administrative expenses in the statement of operations.
     The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As the Company’s history of trading in the public equity markets is still within the first year following its IPO, the Company believes that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
     As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

     The fair value of share-based payments made in the six-month period ended July 1, 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six-months Ended
July 1, 2006
2002 Incentive Stock Plan
Expected volatility	42%
Risk-free interest rate %	4.9%
Expected term (in years)	4.1
Dividend Yield	—

2006 Incentive Compensation Plan
Expected volatility	51%
Risk-free interest rate %	4.9%
Expected term (in years)	6.2
Dividend Yield	—
     A summary of the Company’s stock option activity with respect to the six-month period ended July 1, 2006 follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	($000s)
Outstanding at December 31, 2005	880,753	$7.38
Granted	283,283	$11.50
Exercised	(533)	$8.78
Forfeited	(29,806)	$8.94

Outstanding at July 1, 2006	1,133,697	$8.37	7.99	$1,960

Vested and exercisable at July 1, 2006	525,112	$7.57	7.50	$1,328
     The Company’s weighted average fair value per share at the date of grant for stock option grants and modifications during the six-months ended July 1, 2006 was $4.54 per share.
     The Company had approximately $1.4 million of total unrecognized compensation costs related to stock options at July 1, 2006 that are expected to be recognized over a weighted-average period of 2.5 years. There were no stock compensation costs capitalized into assets as of July 1, 2006.
     The Company received cash of approximately $4,600 for the exercise of stock options during the three and six months ended July 1, 2006. The Company issued shares from amounts reserved under the 2002 Plan upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.
Restricted Stock Units
     In October 2002, concurrent with the merger transaction between Holdings and Golfsmith, Holdings awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units were granted with certain restrictions as defined in the agreement. The restricted stock units are fully vested at the grant date and are held in an escrow account. The stock units became available to the holders at the completion of the initial public offering, upon which the restrictions lapsed. Upon the restrictions lapsing, the Company was required to remit the minimum statutory federal tax withholding amounts on behalf of the unit holders. The Company remitted $1.1 million to the federal taxing authority to satisfy this requirement. As allowable under the stock unit agreements, the Company withheld stock units from the holders with fair values equal to the federal tax withholding amounts paid by the Company on behalf of the holder. The Company withheld 90,256 stock units from the holders as settlement for this liability.
     Following the lapse of the restrictions, 143,935 restricted stock units were converted into 143,935 shares of common stock in June 2006. There were 97,378 and 331,569 outstanding shares of restricted stock units at July 1, 2006 and December 31, 2005, respectively.

     There have been no grants of restricted stock units since October 2002. There have been no modifications made to any restricted stock units since the grant date.
     A summary of the Company’s restricted stock unit activity with respect to the six-month period ended July 1, 2006 follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Vesting	Intrinsic Value
	Options	Exercise Price	Term	($000s)
Outstanding at December 31, 2005	331,569	$0.00
Granted	—	$0.00
Issued	(143,935)	$0.00
Cancelled or expired	(90,256)	$0.00

Outstanding at July 1, 2006	97,378	$0.00	0.00	$984

Vested and exercisable at July 1, 2006	97,378	$0.00	0.00	$984
4. Intangible Assets
     The following is a summary of the Company’s intangible assets that are subject to amortization:

	July 1,	December 31,
	2006	2005
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,416,335)	(1,227,490)

Customer database net carrying amount	$1,982,870	$2,171,715

     Amortization expense related to finite-lived intangible assets was approximately $94,000 and $189,000 for each of the three and six months ended July 1, 2006 and July 2, 2005, respectively, and is recorded in selling, general, and administration expenses on the consolidated statements of operations.
5. Debt
Senior Secured Notes
     On October 15, 2002, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes due in 2009 (the “Senior Secured Notes”) at a discount of 20%, or $18.75 million. Interest payments were required semi-annually on March 1 and September 1. The terms of the Senior Secured Notes limited the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the Senior Secured Notes also contained certain other covenants, including a restriction on capital expenditures.
     The Senior Secured Notes were fully and unconditionally guaranteed, up to an aggregate principal amount at maturity of $93.75 million, by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of December 31, 2005, the Senior Secured Notes were guaranteed, jointly and severally, by all Golfsmith subsidiaries. The accreted value of the Senior Secured Notes recorded on the Company’s consolidated balance sheets was $82.5 million at December 31, 2005.
     The Company used the proceeds received from the IPO, along with proceeds from the Company’s Amended and Restated Credit Facility (discussed below in this Note 5) to retire the Senior Secured Notes. Upon the closing of the IPO on June 20, 2006, the Company remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, the Company was obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. The Company provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006. The Senior Secured Notes were redeemed on July 20, 2006 for $94.4 million. As the notice to call the Senior Secured Notes was irrevocable, the Company recorded a loss on extinguishment of debt during the three and six-month periods ended July 1, 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on the Company’s balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by the Company in an interest-bearing account, for which the Company is the beneficial owner of the interest. During the period from June 20, 2006 to July 1, 2006, the Company recorded approximately $131,000 of interest income related to these funds.

Amended and Restated Credit Facility
     On June 20, 2006, the Old Senior Secured Credit Facility (discussed below in this Note 5) of Holdings, as guarantor, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the other subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as Administrative Agent, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the IPO, to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, to retire all of the outstanding Senior Secured Notes issued by Holdings, to pay a fee of $3.0 million to First Atlantic Capital, Ltd., and to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
     Loans incurred under the Amended and Restated Credit Facility bear interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent (1.50%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Subsequently, the Loans will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.
     The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.
     Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At July 1, 2006, the Company had $36.5 million outstanding under the Amended and Restated Credit Facility.
Old Senior Secured Credit Facility
     Golfsmith had a revolving senior secured credit facility with $12.5 million availability, subject to a required reserve of $500,000 (the “Old Senior Secured Credit Facility”). Borrowings under the Old Senior Secured Credit Facility were secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the Old Senior Secured Credit Facility were based on a borrowing base. The borrowing base was limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which was an availability block used to calculate the borrowing base. The Old Senior Secured Credit Facility contained restrictive covenants which, among other things, limited: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations.
     On June 20, 2006 the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility (as described above in this Note 5) to the consolidated financial statements herein. All remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.
6. Guarantees
     Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, the Amended and Restated Credit Facility. At July 1, 2006, there were $36.5 million in borrowings outstanding under the Amended and Restated Credit Facility.
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
     The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and six months ended July 1, 2006 and July 2, 2005, respectively, no material amounts have been accrued or paid relating to product warranties.
7. Accrued Expenses and Other Current Liabilities
     The Company’s accrued expenses and other current liabilities are comprised of the following at July 1, 2006 and December 31, 2005, respectively:

	July 1,	December 31,
	2006	2005
Salaries and benefits	$1,642,775	$2,927,440
Interest	102,910	2,654,411
Allowance for returns reserve	629,070	671,742
Gift certificates	6,073,919	8,091,210
Taxes	2,525,183	2,704,282
Other	2,165,606	2,114,374

Total	$13,139,463	$19,163,459

8. Comprehensive Income (Loss)
     The Company’s comprehensive income (loss) is composed of net income and translation adjustments. There were no significant differences between net income (loss) and comprehensive income (loss) during any of the periods presented.
9. Earnings Per Share
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

     The following table sets forth the computation of basic and diluted net loss per share:

	Six-Months Ended		Three-Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income (loss)	$(8,813,212)	$4,002,075	$(7,943,818)	$6,001,687
Basic:
Weighted-average shares of common stock outstanding	10,016,597	9,472,143	10,537,380	9,472,143
Weighted-average shares of restricted common stock units outstanding	313,895	331,569	286,178	331,569

Shares used in computing basic net loss per share	10,330,492	9,803,712	10,823,558	9,803,712

Basic net income (loss) per share	$(0.85)	$0.41	$(0.73)	$0.61
Effect of dilutive securities:
Stock options and awards	—	143,167	—	143,167
Shares used in computing diluted net loss per share	10,330,492	9,946,879	10,823,558	9,946,879

Diluted net income (loss) per share	$(0.85)	$0.40	$(0.73)	$0.60
     The computation of dilutive shares outstanding in each of the above periods excluded options to purchase 0.3 million shares because such outstanding options’ exercise prices were equal to or greater than the average market price of the Company’s common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).
10. Commitments and Contingencies
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
     At July 1, 2006, future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

Operating
Lease
Obligations
2006	$8,998,137
2007	19,206,800
2008	18,438,334
2009	17,467,528
2010	17,140,841
Thereafter	75,103,789

Total minimum lease payments	$156,355,429

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
Overview
     We are the nation’s largest specialty retailer of golf equipment, apparel and accessories based on sales. We operate as an integrated multi-channel retailer, offering our customers, who we refer to as guests, the convenience of shopping in our 59 stores across the nation, including one new store opened in July 2006, and through our direct-to-consumer channel, consisting of our Internet site, www.golfsmith.com, and our comprehensive catalogs.
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
     Since our acquisition, we have accelerated our growth plan by opening additional stores in new and existing markets. We opened seven new stores in the first seven months of fiscal 2006, six new stores during fiscal 2005, eight new stores during fiscal 2004 and 12 new stores during fiscal 2003, including six stores from the acquisition of Don Sherwood Golf & Tennis in July 2003. We plan to open an additional three to five stores in 2006 and between 14 and 16 stores in 2007. Based on our past experience, opening a new store within our core 15,000 to 20,000 square-foot format requires, on average, approximately $750,000 for capital expenditures, $150,000 for pre-opening expenses and $875,000 for inventory depending on the level of work required at the site and the time of year that it is opened.

     On June 20, 2006, we completed an initial public offering of our common stock (the “IPO”). Our stock trades on the Nasdaq National Market under the ticker symbol, “GOLF.” In the IPO, we sold 6,000,000 shares of common stock and received net proceeds of $61.2 million. We used these net proceeds along with borrowings under our Amended and Restated Credit Facility to retire our Senior Secured Notes with a face value of $93.75 million, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd. The completion of the IPO and, concurrently, the completion of the Amended and Restated Credit Facility that provides for borrowings up to $65.0 million, provides us with more financial flexibility as we execute our growth plans discussed above.
     In the six months ended July 1, 2006, we generated revenues of $188.9 million and operating income of $8.4 million. We had a net loss of $8.8 million, largely due to expenses associated with the extinguishment of our $93.75 million face value Senior Secured Notes and $3.0 million of expenses related to the termination of our management consulting agreement with First Atlantic Capital, Ltd. In the six months ended July 2, 2005, we generated revenues of $166.5 million, operating income of $9.8 million and net income of $4.0 million. Our gross margin was 35.7% in the six months ended July 1, 2006 compared to 36.4% in the six months ended July 2, 2005. Our operating margin was 4.5% in the six months ended July 1, 2006 compared to 5.9% in the six months ended July 2, 2005.
     In the three months ended July 1, 2006, we generated revenues of $114.1 million and operating income of $6.5 million. We had a net loss of $7.9 million, largely due to expenses associated with the extinguishment of our $93.75 million face value Senior Secured Notes and $3.0 million of expenses related to the termination of our management consulting agreement with First Atlantic Capital, Ltd. In the three months ended July 2, 2005, we generated revenues of $102.5 million, operating income of $9.0 million and net income of $6.0 million. Our gross margin was 36.5% in the three months ended July 1, 2006 compared to 36.9% in the three months ended July 2, 2005. Our operating margin was 5.7% in the three months ended July 1, 2006 compared to 8.8% in the three months ended July 2, 2005.
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
Fiscal Year
     Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended July 1, 2006 and July 2, 2005 each consisted of 13 weeks and the six-month periods ended July 1, 2006 and July 2, 2005 each consisted of 26 weeks.

Revenues
Revenue Trends and Drivers
     Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels, from international distributors and from the Harvey Penick Golf Academy. The following table provides information about the breakdown of our revenues for the periods indicated:

	Six Months Ended				Three Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
	$	%	$	%	$	%	$	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Stores	$138,011	73.0%	$117,273	70.5%	$84,874	74.4%	$74,376	72.6%
Direct-to-consumer	47,161	25.0	46,118	27.7	26,954	23.6	26,269	25.6
International distributors and other (1)	3,777	2.0	3,061	1.8	2,310	2.0	1,849	1.8

(1)	Consists of (a) sales made through our international distributors and our distribution and fulfillment center near London, England, (b) revenues from the Harvey Penick Golf Academy, and (c) our recognition of gift card breakage, as described below.
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
     Branded compared to proprietary products. The majority of our sales are from premier branded golf equipment, apparel and accessories from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, TaylorMade® and Titleist®. In addition, we sell our own proprietary branded equipment, components, apparel and accessories under the Golfsmith®, Killer Bee®, Lynx®, Snake Eyes®, Zevo®, ASITM, GearForGolfTM, GiftsForGolfTM and other product lines. Sales of our proprietary branded products constituted approximately 12.6% and 13.4% of our net revenues for the three and six months ended July 1, 2006, respectively, and approximately 16.4% and 16.7% of our net revenues for the three and six months ended July 2, 2005, respectively. Increased golf club sales from leading manufacturers combined with a decline in certain proprietary clubmaking components are the main contributors to the decline in proprietary sales percentages.
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

     We recognize revenue from gift cards when (1) the gift card is redeemed by the customer or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and we determine that there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is based on the redemption recognition method. Estimated breakage is calculated and recognized as revenue over a 48-month period following the gift card sale, in amounts based on the historical redemption patterns of used gift cards. During fiscal 2005, we concluded that we had accumulated sufficient historical gift card information to accurately calculate estimated breakage. Amounts in excess of the total estimated breakage, if any, are recognized as revenue at the end of the 48 months following the gift card sale, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Gift card breakage income is included in net revenue in the consolidated statements of operations. During the three and six months ended July 1, 2006, we recognized approximately $0.1 million and $0.2 million, respectively, in net revenues related to the recognition of gift card breakage. No breakage amounts were recognized in net revenues during the six months ended July 2, 2005.
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
Operating Expenses
     Selling, general and administrative. Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases with GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses also include the fees and other expenses we pay for services rendered to us pursuant to the management consulting agreement between us and First Atlantic Capital. Under this agreement, we paid First Atlantic Capital fees and related expenses totaling, $0.3 million in the six months ended July 1, 2006 and $0.4 million in the six months ended July 2, 2005, respectively. We terminated the management consulting agreement upon the closing of our initial public offering of common stock and paid a final $3.0 million termination fee to First Atlantic Capital, which was expensed at such time and included in selling, general and administrative expenses. While this agreement was terminated, we are still responsible for reimbursing future out-of-pocket expenses of First Atlantic Capital that are related to our business.
     Subsequent to the closing of the initial public offering in June 2006, we granted to certain officers and employees options to purchase shares of our common stock at an exercise price equal to the initial public offering price of $11.50. In addition, we modified the vesting schedule of certain outstanding options. As a result of the stock option grant and modification, options to purchase approximately 525,112 shares of our common stock are vested and exercisable as of July 1, 2006. We recorded a compensation expense of $0.4 million in our statement of operations in connection with the grant of new stock options and the acceleration of outstanding stock options.
     Store pre-opening expenses. Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
     Interest expense. Our interest expense consists of costs related to our Senior Secured Notes, our Old Senior Secured Credit Facility, and our Amended and Restated Credit Facility.
     Interest income. Our interest income consists of amounts earned from our cash balances held in short-term money market accounts.

     Other income. Other income consists primarily of exchange rate variances and, for the three- and six-month period ended July 1, 2006, of derivative income associated with the change in fair value of the underwriters’ option to purchase shares of our stock at a discounted amount from the IPO price. Additionally, other income in the six-month period ended July 1, 2006 includes $0.3 million of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period October 25, 1992 to June 21, 2003.
     Other expense. Other expense consists primarily of exchange rate variances.
     Extinguishment of debt. Extinguishment of debt consists of the loss incurred to retire all of our Senior Secured Notes and the write-off of debt issuance costs related to the Senior Secured Notes and the Old Senior Secured Credit Facility. We recorded a loss of $12.8 million on the extinguishment of this debt in the three and six-month periods ended July 1, 2006, as reported in continuing operations.
     Income taxes. Our income taxes consist of federal, state and foreign taxes, based on the effective rate for the fiscal year.
Critical Accounting Policies and Estimates
          Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report filed on Form 10-K with the SEC on March 31, 2006. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.
Inventory Valuation
     Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Write-downs for inventory shrinkage are booked on a monthly basis at 0.2% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. For the three and six months ended July 1, 2006 and July 2, 2005, inventory shrinkage expense recorded in the statements of operations was 0.7% and 0.8% of net revenues, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates. These write-down amounts are based on management’s estimates of shrinkage expense using historical experience.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
     We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. We did not record any impairment losses in either of the three-month or six-month periods ended July 1, 2006 or July 2, 2005.
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
     No impairment of goodwill or identifiable intangible assets was recorded in either of the three or six-month periods ended July 1, 2006 or July 2, 2005.
Product Return Reserves
     We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves on a monthly basis at 1.8% to 10.5% of net revenues depending on the distribution channel in which the sales occur. We routinely compare actual experience to current reserves and make any necessary adjustments.
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
     We did not close any stores during the three or six months ended July 1, 2006. We closed one store during the six months ended July 2, 2005, due to the expiration of the lease term. There were not any expenses associated with this closed store recorded in accordance with SFAS No. 146. In this instance, we subsequently opened a new store in fiscal 2005 to serve the same customer base of the closed store. We do not currently have any plans to close any additional stores, although we regularly evaluate our stores and the necessity to record expenses under SFAS No. 146.
Operating Leases
     We enter into operating leases for our retail locations. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year. We record direct costs incurred to affect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Deferred Tax Assets
     A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of July 1, 2006, we recorded a full valuation allowance against net accumulated deferred tax assets due to the uncertainties regarding the realization of deferred tax assets primarily based on our cumulative loss position over the past three years. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a material positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Stock Compensation
          Prior to fiscal 2006, we accounted for stock-based compensation by using the minimum value method to present pro forma stock-based compensation in the notes to the consolidated financial statements, as allowed under SFAS 123. Under SFAS 123R, we were classified as a non-public entity on January 1, 2006 (date of adoption) and thus used the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, results in a measurement date under SFAS 123R. As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in our consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires us to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, stock price volatility, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported our consolidated statement of operations as a component of operating income.
     In June 2006, we granted 283,283 options to purchase common stock under the 2006 Plan. Also in June 2006, we modified the vesting provisions of all outstanding stock options under the 2002 Plan. We calculated the fair value of both the new stock option grant and the modification of the existing stock option grant using the Black-Scholes option-pricing model. The fair values of these awards are amortized as compensation expense on a straight-line basis over the vesting period of the related grants. Fair value amounts related to the acceleration of vesting that resulted in immediate vesting of certain stock options were recorded as compensation expense at the time of the modification. We recorded a stock compensation expense of $0.4 million in the three and six-month periods ended July 1, 2006. The expense is included in selling, general and administrative expenses in the statement of operations.
     We had approximately $1.4 million of total unrecognized compensation costs related to stock options at July 1, 2006 that are expected to be recognized over a weighted-average period of 2.5 years. There were no stock compensation costs capitalized into assets as of July 1, 2006.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective January 1, 2007. We are currently evaluating the impact of this standard on our financial statements.
     In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging account issues, has ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have on our financial position or results of operations.

Results of Operations
          The following table sets forth selected consolidated statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Six Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Statement of Operations Data:
Net Revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	64.3	63.6	63.5	63.1

Gross profit	35.7	36.4	36.5	36.9
Selling, general and administrative	30.6	29.7	29.9	27.3
Store pre-opening/closing expenses	0.6	0.8	0.9	0.9

Total operating expenses	31.3	30.5	30.8	28.2

Operating income	4.5	6.0	5.7	8.8
Interest expense	(3.1)	(3.5)	(2.4)	(2.8)
Interest income	0.1	*	0.1	*
Other income, net	0.7	*	0.9	*
Loss on debt extinguishment	(6.8)	—	(11.2)	—

Income (loss) from continuing operations before income taxes	(4.6)	2.5	(6.9)	5.9
Income tax benefit (expense)	(0.1)	(0.1)	(0.1)	(0.1)

Net income (loss)	(4.7)	2.4	(7.0)	5.8

*	Less than 0.1%
Comparison of Three Months Ended July 1, 2006 to Three Months Ended July 2, 2005
     Net revenues. Net revenues increased by $11.6 million, or 11.4%, to $114.1 million in the three months ended July 1, 2006 from $102.5 million in the three months ended July 2, 2005. The increase was mostly comprised of a $2.1 million, or 3.0%, increase in comparable store revenues and an increase in non-comparable store revenues of $8.4 million. Additionally, we experienced an increase in our direct-to-consumer channel revenues of $0.7 million, or 2.6%, as well as an increase in our international revenues of $0.4 million, or 24.3%.
     Growth in comparable store revenues from the three months ended July 2, 2005 to the three months ended July 1, 2006 was driven by a $1.6 million increase in golf club sales, which are higher priced products than other products we sell. Additionally, one store entered the comparable store base for the first time during the three months ended July 1, 2006, contributing $0.2 million to the increase in comparable store sales. We believe this growth was positively affected by the continued effects of executing our business strategy. We believe that comparable store revenues continued to be negatively impacted by increased competition in select markets. In comparison, comparable store revenues for the three months ended July 2, 2005 decreased by $0.4 million, or 0.5%, compared to the second fiscal quarter of 2004.
     Non-comparable store revenues primarily include revenues from nine stores in operation that were opened subsequent to July 2, 2005 and three stores that will move into the comparable store revenue base in the third quarter of fiscal 2006.
     Gross profit. Gross profit increased by $3.9 million, or 10.2%, to $41.7 million in the three months ended July 1, 2006 from $37.8 million in the three months ended July 2, 2005. Increased net revenues led to higher gross profit for the three months ended July 1, 2006. Gross profit was 36.5% of net revenues in the three months ended July 1, 2006 compared to 36.9% of net revenues in the three months ended July 2, 2005. The decrease in gross margin percentage was largely attributable to a sales mix shift driven by strong sales of golf clubs that generally carry lower gross margins. Additionally, increased distribution costs relating to our receiving and shipping of products, mainly related to promotional shipping terms offered to our guests, as well as increased freight costs due to rising gas prices accounted for decreases in gross profit of $0.5 million during the three months ended July 1, 2006 as compared to the three months ended July 2, 2005. These declines in gross profit were partially offset by increases in vendor allowances of $0.3 million and increases in capitalization of freight costs of $0.8 million resulting from refinements to management’s estimates.
     Selling, general and administrative. Selling, general and administrative expenses increased by $6.2 million, or 22.2%, to $34.2 million in the three months ended July 1, 2006 from $28.0 million in the three months ended July 2, 2005. Selling, general and administrative expenses were 29.9% of net revenues in the three months ended July 1, 2006 compared to 27.3% of net revenues in the three months ended July 2, 2005. The increases in selling, general and administrative expenses were due to a $3.0 million fee paid to terminate our management consulting agreement with First Atlantic Capital, Ltd., a $0.4 million non-cash stock compensation expense relating to new stock option grants and modifications to existing stock option grants, and an increase of $2.8 million related to non-comparable stores.
     The increase in non-comparable retail store expenses of $2.8 million was mainly related to the opening of six new stores in the second quarter of fiscal 2006 and six new stores during fiscal 2005. The increase in non-comparable retail expenses were comprised of $1.0 million in fixed expenses, including occupancy and depreciation costs and $1.8 million in variable expenses, consisting mainly of payroll and advertising.
     Store pre-opening expenses. Store pre-opening expenses increased by $0.1 million, or 15.4%, to $1.0 million in the three months ended July 1, 2006 from $0.9 million in the three months ended July 2, 2005. During the three months ended July 1, 2006, we incurred $1.0 million related to the opening of six new retail locations during the second fiscal quarter of 2006. During the three months ended July 2, 2005, we incurred $0.9 million related to the opening of three new retail locations during the second fiscal quarter of 2005 and the opening of three new retail locations during the third fiscal quarter of 2005.
     Interest expense. Interest expense consists of costs related to the Senior Secured Notes, the Old Senior Secured Credit Facility and, now, the Amended and Restated Credit Facility. Interest expense decreased by $0.1 million, or 4.7%, to $2.8 million in the three months ended July 1, 2006 from $2.9 million in the three months ended July 2, 2005. For further discussion, see “—Liquidity and Capital Resources —Historical Indebtedness—Senior Secured Notes,” “—Liquidity and Capital Resources —Historical Indebtedness—Old Senior Secured Credit Facility” and “—Liquidity and Capital Resources —New Indebtedness” below.
     Interest income. Interest income increased by approximately $100,000 to $145,000 in the three months ended July 1, 2006 from $46,000 in the three months ended July 2, 2005. The increase was due to interest earned during the 30-day call period on amounts paid to the trustee to retire the Senior Secured Notes.
     Other income. Other income increased to $1.1 million in the three months ended July 1, 2006 from $8,000 in the three months ended July 2, 2005. The increase was primarily attributable to non-cash derivative income of $1.0 million. Derivative income was recorded as a result of the change in the fair value from the grant date of June 15, 2006 to July 1, 2006 of an option granted to the underwriters representing us in the IPO that allowed the underwriters to purchase 900,000 shares of our common stock at a 7% discount to the IPO price of $11.50 per share.
     Other expense. Other expense increased by $17,000 to $65,000 in the three months ended July 1, 2006 from $48,000 in the three months ended July 2, 2005. The increase resulted from foreign exchange losses.
     Extinguishment of debt. Upon the closing of the IPO on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. We recorded a loss of $12.8 million on the extinguishment of this debt, as reported in continuing operations. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million.
     Income taxes. We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the three months ended July 1, 2006 or the three months ended July 2, 2005, due to a full valuation allowance being recorded. Income tax expense of $0.1 million during the three months ended July 1, 2006 and the three months ended July 2, 2005, respectively, represents foreign income tax expense.
Comparison of Six Months Ended July 1, 2006 to Six Months Ended July 2, 2005
     Net revenues. Net revenues increased by $22.5 million, or 13.5%, to $188.9 million in the six months ended July 1, 2006 from $166.5 million in the six months ended July 2, 2005. The increase was mostly comprised of a $7.4 million, or 6.4%, increase in comparable store revenues and an increase in non-comparable store revenues of $13.4 million. Additionally, we experienced an increase in our direct-to-consumer channel revenues of $1.0 million, or 2.3%, as well as an increase in our international revenues of $0.6 million, or 21.3%.
     Growth in comparable store revenues from the six months ended July 2, 2005 to the six months ended July 1, 2006 was driven by a $5.8 million increase in golf club sales, which are higher priced products than other products we sell. Additionally, five stores entered the comparable store base for the first time during the six months ended July 1, 2006, contributing $0.9 million to the increase in comparable store sales. We believe this growth was positively affected by higher levels of consumer confidence and the continued effects of executing our business strategy. We also believe that comparable store revenues continued to be negatively impacted by increased competition in select markets. In comparison, comparable store revenues for the six months ended July 2, 2005 decreased by $3.6 million, or 3.4%, compared to the first fiscal quarter of 2004.
     Non-comparable store revenues primarily include revenues from nine stores in operation that were opened subsequent to July 2, 2005, three stores that will move into the comparable store revenue base in the third quarter of fiscal 2006 and two stores that became comparable during the six months ended July 1, 2006, but which contributed $0.9 million in non-comparable store revenues during the six months ended July 1, 2006.
     Gross profit. Gross profit increased by $6.9 million, or 11.4%, to $67.5 million in the six months ended July 1, 2006 from $60.6 million in the six months ended July 2, 2005. Increased net revenues led to higher gross profit for the six months ended July 1, 2006. Gross profit was 35.7% of net revenues in the six months ended July 1, 2006 compared to 36.4% of net revenues in the six months ended July 2, 2005. The decrease in gross margin percentage was largely attributable to a sales mix shift driven by strong sales of clubs that generally carry lower gross margins during the six months ended July 1, 2006. Additionally, increased distribution costs relating to our receiving and shipping of products, mainly related to promotional shipping terms offered to our guests, as well as increased freight costs due to rising gas prices accounted for decreases in gross profit of $1.8 million during the six months ended July 1, 2006 as compared to the six months ended July 2, 2005. These declines in gross profit were partially offset by increases in vendor allowances of $1.0 million and increases in capitalization of freight costs of $0.8 million resulting from refinements to management's estimates.
     Selling, general and administrative. Selling, general and administrative expenses increased by $8.5 million, or 17.2%, to $57.9 million in the six months ended July 1, 2006 from $49.4 million in the six months ended July 2, 2005. Selling, general and administrative expenses were 30.6% of net revenues in the six months ended July 1, 2006 compared to 29.7% of net revenues in the six months ended July 2, 2005. The increases in selling, general and administrative expenses were due to a $3.0 million fee paid to terminate our management consulting agreement with First Atlantic Capital, Ltd., a $0.4 million non-cash stock compensation expense relating to new stock option grants and modifications to existing stock option grants, an increase of $4.4 million related to non-comparable stores and an increase of $0.7 million related to our consumer direct channel, corporate and international operations.
     The increase in non-comparable retail store expenses of $4.4 million was mainly related to the opening of six new stores during the second quarter of fiscal 2006 and six new stores during fiscal 2005 and was comprised of $1.8 million in fixed expenses, including occupancy and depreciation costs, and $2.6 million in variable expenses, consisting mainly of payroll and advertising. The increase of $0.7 million related to our consumer direct channel, corporate and international operations was primarily related to an increase of $1.2 million in variable expenses consisting mainly of payroll and advertising offset by a decrease in professional services of $0.5 million.
     Store pre-opening expenses. Store pre-opening expenses decreased by $0.2 million, or 12.9%, to $1.2 million in the six months ended July 1, 2006 from $1.4 million in the six months ended July 2, 2005. During the six months ended July 1, 2006, we incurred $1.2 million related to the opening of six new retail locations during the second fiscal quarter of 2006. During the six months ended July 2, 2005, we incurred $1.4 million related to the opening of four new retail locations and the opening of two new retail locations during the third fiscal quarter of 2005.
     Interest expense. Interest expense consists of costs related to the Senior Secured Notes, the Old Senior Secured Credit Facility and, now, the Amended and Restated Credit Facility. Interest expense increased by approximately $60,000, or 1.1%, to $5.8 million in the six months ended July 1, 2006 from $5.7 million in the six months ended July 2, 2005 as a result of increases in the accreted value of the Senior Secured Notes. For further discussion, see “—Liquidity and Capital Resources — Historical Indebtedness—Senior Secured Notes,” “—Liquidity and Capital Resources — Historical Indebtedness—Old Senior Secured Credit Facility” and “—Liquidity and Capital Resources —New Indebtedness” below.
     Interest income. Interest income increased by approximately $0.1 million to $0.2 million in the six months ended July 1, 2006 from $0.1 million in the three months ended July 2, 2005. The increase was due to interest earned during the 30-day call period on amounts paid to the trustee to retire the Senior Secured Notes.

     Other income. Other income increased to $1.4 million in the six months ended July 1, 2006 from $31,000 in the six months ended July 2, 2005. The increase was primarily attributable to non-cash derivative income of $1.0 million. Derivative income was recorded as a result of the change in the fair value from the grant date of June 15, 2006 to July 1, 2006 of an option granted to the underwriters representing us in the IPO that allowed the underwriters to purchase 900,000 shares of our common stock at a 7% discount to the IPO price of $11.50 per share. Other income also increased by $0.3 million as a result of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period October 25, 1992 to June 21, 2003.
     Other expense. Other expense increased by $36,000 to $108,000 in the six months ended July 1, 2006 from $72,000 in the six months ended July 2, 2005. The increase resulted from foreign exchange losses.
     Extinguishment of debt. Upon the closing of the IPO on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. We recorded a loss of $12.8 million on the extinguishment of this debt, as reported in continuing operations. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million.
     Income taxes. We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the six months ended July 1, 2006 or the six months ended July 2, 2005, due to a full valuation allowance being recorded. Income tax expense of $0.1 million during the six months ended July 1, 2006 and the six months ended July 2, 2005, respectively, represents foreign income tax expense.
Liquidity and Capital Resources
     To date, we have financed our activities through cash flow from operations, a private placement of debt securities (subsequently exchanged for notes registered under the Securities Act of 1933) and borrowings under our Old Senior Secured Credit Facility and Amended and Restated Credit Facility. On June 20, 2006, we completed the IPO in which we sold 6,000,000 shares of our common stock at an offering price to the public of $11.50 per share. The net proceeds from the IPO were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.8 million. Our shares of common stock trade on the Nasdaq National Market under the symbol “GOLF.”
     The net proceeds from the IPO, along with borrowings under our Amended and Restated Credit Facility (see further discussion under “—Liquidity and Capital Resources —New Indebtedness”) were used to retire the $93.75 million face value Senior Secured Notes, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd.
     As of July 1, 2006, we had cash and cash equivalents of $0.2 million and outstanding debt obligations under our Amended and Restated Credit Facility of $36.5 million. We had $8.9 million in borrowing availability under our Amended and Restated Credit Facility as of July 1, 2006, as defined by the agreement’s borrowing base definitions and after giving effect to required reserves of $2,500,000. At July 1, 2006, the borrowing base did not include the borrowing availability secured by eligible real estate, as defined in the agreement. Upon final completion in the third quarter of fiscal 2006 of closing requirements related to eligible real estate, we expect the borrowing base to increase by the lesser of $17.5 million or 70% of the fair market value of eligible real estate.
     Based on our current business plan, we believe the net proceeds from the IPO, together with our existing cash balances and cash generated from operations, and borrowing availability under our Amended and Restated Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. Further, we believe discretionary cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed to meet working capital requirements. If cash from operations and from our Amended and Restated Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for discussion of the risks affecting our operations.

Cash Flows
Operating activities
     Net cash provided by operating activities was $1.1 million in the six months ended July 1, 2006, compared to net cash used in operating activities of $0.1 million in the six months ended July 2, 2005. This change was principally due to a decrease in cash used for the purchase of inventory of $7.8 million, offset by an increase in cash used for accounts payable and other working capital accounts of $5.5 million and an increase in cash used of $1.0 million to satisfy tax withholding obligations for the conversion of restricted stock units.
Investing activities
     Net cash used in investing activities was $8.6 million for the six months ended July 1, 2006, compared to net cash used in investing activities of $6.9 million for the six months ended July 2, 2005. The increase was largely driven by the opening of six new stores in the six months ended July 1, 2006 compared to the opening of four new stores in the six months ended July 2, 2005. For the six months ended July 1, 2006, capital expenditures were comprised of $8.2 million for new and existing stores and $0.4 million for corporate projects. For the six months ended July 2, 2005, capital expenditures were comprised of $6.5 million for new and existing stores and $0.4 million for corporate projects.
Financing activities
     Net cash provided by financing activities was $3.3 million for the six months ended July 1, 2006, compared to net cash provided by financing activities of $0.7 million for the six months ended July 2, 2005. Net cash provided by financing activities for the six months ended July 1, 2006 was comprised of proceeds from the IPO, net of transaction costs, of $61.6 million along with proceeds from our Amended and Restated Credit Facility and Old Senior Secured Credit Facility of $93.3 million. These cash inflows were partially offset by cash used of $94.4 million to retire the Senior Secured Notes, and cash used of $56.9 million to repay existing indebtedness under our Old Senior Secured Credit Facility and our Amended and Restated Credit Facility.
     Net cash from financing activities for the six months ended July 2, 2005 consisted primarily of proceeds from our Old Senior Secured Credit Facility, net of payments.
Historical Indebtedness
Senior Secured Notes
     On October 15, 2002, we completed a private placement of $93.75 million aggregate principal amount at maturity of our 8.375% senior secured notes due 2009 (“Senior Secured Notes”) for gross proceeds of $75.0 million. The covenants in the indenture governing the Senior Secured Notes restricted our ability to incur debt, make capital expenditures, pay dividends or repurchase capital stock.
     Within 120 days after the end of each fiscal year, we were required by the indenture governing the Senior Secured Notes to offer to repurchase the maximum principal amount of the Senior Secured Notes that may be purchased with 50% of our excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the Senior Secured Notes to be purchased. The indenture governing the Senior Secured Notes defines excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. As of the end of fiscal 2005, we determined that we did not have any excess cash flow, as defined in the indenture, and were thus not required to offer to repurchase any of the Senior Secured Notes. The Senior Secured Notes have a final maturity date of October 15, 2009, although we were required by the indenture governing the Senior Secured Notes to make principal payments on the Senior Secured Notes of $18.75 million in 2007 and $9.375 million in 2008.
     The proceeds received from the IPO, along with proceeds from our Amended and Restated Credit Facility were used to retire the Senior Secured Notes. Upon the closing of the IPO on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, we were obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. We provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006. The Senior Secured Notes were redeemed on July 20, 2006 for $94.4 million. As the notice to call the Senior Secured Notes was irrevocable, we recorded a loss on extinguishment of debt during the three and six-month periods ended July 1, 2006 of $12.7 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of

$0.3 million. During the 30-day notice period, the trustee held the funds remitted by us in an interest-bearing account, for which we are the beneficial owners of the interest. During the period from June 20, 2006 to July 1, 2006, we recorded approximately $131,000 of interest income related to these funds.
Old Senior Secured Credit Facility
     We had a senior secured credit facility with availability of up to $12.5 million (after giving effect to required reserves of $500,000), subject to customary conditions (the “Old Senior Secured Credit Facility”). The Old Senior Secured Credit Facility was secured by a pledge of our inventory, receivables and certain other assets. The Old Senior Secured Credit Facility provided for same-day funding of the revolver, as well as letters of credit up to a maximum of $1.0 million. Interest on outstanding borrowings is payable, at our option, at either an index rate or a LIBOR rate. Index rate loans bear interest at a floating rate equal to the higher of (i) the base rate on corporate loans quoted by The Wall Street Journal or (ii) the federal funds rate plus 50 basis points per annum, in either case plus 1.00%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.50%. We had the option to choose 1-, 2-, 3- or 6-month LIBOR periods for borrowings bearing interest at the LIBOR rate. In addition, the Old Senior Secured Credit Facility required us to pay a monthly fee of 2.50% per annum of the amount available under outstanding letters of credit. We were also required to pay a monthly commitment fee equal to 0.5% per annum of the undrawn availability, as calculated under the agreement.
     Available amounts under the Old Senior Secured Credit Facility were based on a borrowing base. The borrowing base was limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (1) 65% of the value of eligible inventory and (2) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which was an availability block used to calculate the borrowing base.
     On June 20, 2006 the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility as described below. All remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.
New Indebtedness
Amended and Restated Credit Facility
     On June 20, 2006, the Old Senior Secured Credit Facility of Holdings, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as Administrative Agent, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the IPO, to retire all of the outstanding Senior Secured Notes issued by us, to pay a fee of $3.0 million to First Atlantic Capital, Ltd., and to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
     Loans incurred under the Amended and Restated Credit Facility bear interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent (1.50%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Subsequently, the Loans will bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.

     The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.
     Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At July 1, 2006, we had $36.5 million outstanding under the Amended and Restated Credit Facility and $8.9 million of borrowing availability after giving effect to required reserves of $2,500,000.
     Borrowings under our Amended and Restated Credit Facility typically increase as working capital requirements increase in anticipation of the important selling periods in late spring and in advance of the Christmas holiday, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the Amended and Restated Credit Facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms.
Contractual Obligations
     The following table of our material contractual obligations as of July 1, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Operating leases	$156,356	$18,536	$36,931	$34,426	$66,463
Purchase obligations (1)	$6,443	$5,510	$778	$155	$—

Total	$162,799	$24,046	$37,709	$34,581	$66,463

(1)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.
Capital Expenditures
     Subject to our ability to generate sufficient cash flow, for fiscal year 2006 we expect to spend up to $15.0 million in capital expenditures to open additional stores and/or retrofit, update or remodel existing stores.
Off-Balance Sheet Arrangements
     As of July 1, 2006, we do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
     The interest payable on our Amended and Restated Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of July 1, 2006, if the maximum available under the credit facility of $45.4 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $4.54 million on an annual basis, thereby materially affecting our results from operations and cash flows. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. We may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to manage our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt. Currently, we are not a party to any derivative financial instruments. We do not enter into derivative or interest rate transactions for speculative purposes. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
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
     Internal Control over Financial Reporting. During the six months ended July 1, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1A. Risk Factors
          A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
A reduction in the number of rounds of golf played and the popularity of golf may adversely affect our sales of golf products.
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
     The demand for golf products is also directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier branded golf merchandise, through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could adversely affect our sales of golf products.
A reduction in discretionary consumer spending could reduce our sales of golf products.
     Golf products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary golf product purchases during favorable economic conditions. Discretionary spending is affected by many factors, including general business conditions, interest rates, the availability of consumer credit, taxation, levels of employment, and consumer confidence. Purchases of our products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending, whether in the United States generally or in a particular geographic area in which our stores are located, could lead to reduced sales of our products.
Our sales and profits may be adversely affected if we or our suppliers fail to develop and introduce innovative products that appeal to our customers.
     Our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products. This is particularly true with respect to golf clubs, which accounted for approximately 48% and 45% of our net sales in the six-month periods ended July 1, 2006 and July 2, 2005, respectively. We believe our customers’ desire to test the performance of the latest golf equipment drives traffic into our stores and increases sales. This is particularly true when significant technological advancements in golf clubs and other equipment occur, although such advances generally only occur every few years. Furthermore, the success of new products depends not only upon their performance, but also upon the subjective preferences of golfers, including how a club looks, sounds and feels, and the level of popularity that a golf club enjoys among professional and recreational golfers. Our success depends, in large part, on our and our suppliers’ ability to identify and anticipate the changing preferences of our customers and our ability to stock our stores with a wide selection of quality merchandise that appeals to customer preferences. If we or our suppliers fail to successfully develop and introduce on a timely basis new and innovative products that appeal to our customers, our revenues and profitability may materially suffer.
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
          Our growth strategy involves opening additional stores in new and existing markets. We are in the early stages of our store expansion. At July 1, 2006, we had 58 stores, more than half of which we opened or acquired during the last three years. We opened one additional store in July 2006 and plan to open between three and five additional new stores in 2006 and between 14 and 16 new stores in 2007. In addition to capital requirements, our ability to open new stores on a timely and profitable basis is subject to various contingencies, including but not limited to, our ability to successfully:
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
If our key suppliers limit the amount or variety of products they sell to us or if they fail to deliver products to us in a timely manner and upon customary pricing terms, our sales and profitability may be reduced.
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
     A key element of our strategy is to generate high-volume traffic on, and increase sales through, our Internet site. Accordingly, the satisfactory performance, reliability and availability of our Internet site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers. Our Internet revenues will depend on the number of visitors who shop on our Internet site and the volume of orders we can fill on a timely basis. Problems with our Internet site or order fulfillment performance would reduce the volume of goods sold and could damage our reputation. We may experience system interruptions from time to time. If there is a substantial increase in the volume of traffic on our Internet site or the number of orders placed by customers, we may be required to expand and further upgrade our technology, transaction processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet site, or that we will be able to successfully and seamlessly expand and upgrade our systems and infrastructure to accommodate such increases on a timely and cost-effective basis.
     The success of our Internet site depends on the secure transmission of confidential information over network and the Internet and on the secure storage of data. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. In addition, we maintain an extensive confidential database of customer profiles and transaction information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the security we use to protect customer transaction and personal data contained in our customer database. In addition, other companies in the retail sector have from time to time experienced breaches as a result of actions by their employees. If any compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could result in a loss of customers. A party who is able to circumvent our security measures could damage our reputation, cause interruptions in our operations and/or misappropriate proprietary information which, in turn, could cause us to incur liability for any resulting losses and significant costs to upgrade our systems. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches.
We may be unable to expand our business if adequate capital is not available.
     Our ability to open new stores depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We currently anticipate spending approximately $1.8 million to open each additional store, which includes pre-opening expenses, capital expenditures and inventory costs. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. Our Amended and Restated Credit Facility restricts our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. Our obligations under the Amended and Restated Credit Facility are secured by substantially all of our assets, which further limits our access to capital or lending sources. As a result, we cannot assure you that adequate capital will be available to finance our current expansion plans.
We lease almost all of our store locations. If we are unable to maintain those leases or locate alternative sites for our stores in our target markets and on terms that are acceptable us, our net revenues and profitability could be adversely affected.
     We lease 58 of our 59 current stores, including one new store opened in July 2006. In fiscal 2005, we closed two stores when the leases for those locations expired. In both instances, we opened a new store in similar locations during fiscal 2005. We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites on favorable terms. If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, our net revenues and profitability could be adversely affected.
Our operating results could be adversely affected if we are unable to accurately predict and respond to seasonal fluctuations in our business.
     Our business is seasonal. The golf season and the number of rounds played in the markets we serve fluctuate based on a number of factors, including the weather. Accordingly, our sales leading up to and during the warm weather golf season, as well as the Christmas holiday gift-giving season, have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2005, the fiscal months of March through September and December, which together comprise 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold. We incur significant additional expenses leading up to and during these periods in anticipation of higher sales in these periods, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. In the event of unseasonable weather during the peak season in certain markets, our sales may be lower and we may not be able to adjust our inventory or expenses in a timely fashion. This seasonality may result in volatility or have an adverse effect on our results of operations.
Many of our stores are clustered in particular metropolitan areas, and an economic downturn or other adverse events in these areas may significantly reduce the sales for stores located in such areas.
     A significant portion of our stores are clustered in certain geographic areas, including eight in the Tri-State area (New York, New Jersey and Connecticut), seven in the San Francisco Bay area, six in Los Angeles, five in Dallas, four in Chicago, and three in each of Atlanta, Denver, Detroit, Houston and Phoenix areas. If any of these areas were to experience a downturn in economic conditions, natural disasters such as hurricanes, floods or earthquakes, terrorist attacks, or other negative events, the stores in these areas may be adversely affected.
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
     Our comparable store sales have fluctuated significantly in the past and such fluctuation may continue in the future. For example, the change in comparable store sales for the six months ended July 1, 2006 was an increase of 6.4% compared to a decrease of 3.4% for the six months ended July 2, 2005. The change in comparable stores sales for the three months ended July 1, 2006 was an increase in 3% compared to a decrease of 0.5% for the three months ended July 2, 2005. We have also experienced decreases in comparable store sales during certain quarterly periods during the last two fiscal years and we cannot assure you that our comparable store sales will not decrease again in the future. Comparable store sales is an important measure to research analysts that may cover our company.
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
     We have historically experienced fluctuations in the response rates to our catalog mailings. If we fail to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which could materially and adversely affect our sales and profitability.

If we lose the services of our Chief Executive Officer, we may not be able to manage our operations and implement our growth strategy effectively.
     We depend on the continued service of James D. Thompson, our President and Chief Executive Officer, who possesses significant expertise and knowledge of our business and industry. Currently, we do not maintain key-person insurance for any of our officers or managers. We have entered into an employment agreement with Mr. Thompson that expires, subject to automatic one-year extensions, in May 2007. Any loss or interruption of the services of Mr. Thompson could significantly reduce our ability to effectively manage our operations and implement our growth strategy, and we cannot assure you that we would be able to find a replacement with similar qualifications.
Our sales, profitability and company-wide operations would be adversely affected if the operations of our Austin, Texas call center or distribution and fulfillment center were interrupted or shut down.
     We operate a centralized call center and distribution and fulfillment center in Austin, Texas. We handle almost all of our Internet site and catalog orders through our Austin facility. We also receive and ship a significant portion of our retail stores’ inventory through our Austin facility. Any natural disaster or other serious disruption to this facility would substantially disrupt our operations and could damage all or a portion of our inventory at this facility, impairing our ability to adequately stock our stores and fulfill guest orders. In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our stores during the time it takes for us to reopen or replace our Austin facility. As a result, a disruption at our Austin facility would adversely affect our sales, profitability and operations throughout our company.
A disruption in the service or a significant increase in the cost of our primary delivery service for our direct-to-consumer operations would have a material adverse effect on our business.
     We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our Internet site and catalogs to our customers in the United States. Any significant disruption to UPS’s services would impede our ability to deliver our products through our direct-to-consumer channel, which could cause us to lose sales or customers. In addition, if UPS were to significantly increase its shipping charges, we may not be able to pass these additional shipping costs on to our customers and still maintain the same level of direct-to-consumer sales. In the event of disruption to UPS’s services or a significant increase in its shipping charges, we may not be able to engage alternative carriers to deliver our products in a timely manner on favorable terms, which could have a material adverse effect on our sales and profitability.
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
     Our success and ability to compete are dependent, in part, on sales of our proprietary-branded merchandise. We currently hold a substantial number of registrations for trademarks and service marks to protect our own proprietary brands. We also rely to a lesser extent on trade secret, patent and copyright protection, employee confidentiality agreements and license agreements to protect our intellectual property rights. We believe that the exclusive right to use trademarks and service marks has helped establish our market share. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for our products.
     From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products from competitors’ products and retain our market share for our proprietary products. Our proprietary products sold under our proprietary brands generate higher margins than products sold under third party manufacturer brands. If we are unable to effectively protect our proprietary intellectual property rights and fewer of our sales come from our proprietary products, our net revenues and profits may decline.
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
     We may be subject to risks associated with our proprietary branded products, including product liability. Our existing or future proprietary products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace. In May 2002, we learned that some of our proprietary products sold in the prior two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in fiscal 2002 we recognized $300,000 in product return and replacement expenses. We cannot assure you that problems like this will not happen again in the future, or if they do, that they will not have a material adverse effect on our business and results of operations. In addition, it is possible that we could face similar risks with respect to the premier branded products we sell as indemnification from third parties might be limited.
Disruption of operations of ports through which our products are imported from Asia could have a material adverse effect on our results of operations.
     We import substantially all of our proprietary products from Asia under short-term purchase orders, and a significant amount of the premier branded products we sell is also manufactured in Asia. If a disruption occurs in the operations of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight. Shipping by air is significantly more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our customers, our profitability will be reduced. A disruption at ports through which our products are imported would have a material adverse effect on our sales and profitability.
We may pursue strategic acquisitions, which could have an adverse impact on our sales and operating results, and could have an adverse impact on our business.
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

Atlantic Equity Partners III, L.P., our controlling shareholder, has significant influence over us, including the ability to designate a majority of our board of directors, and its interests may conflict with the interests of our other stockholders.
     The largest beneficial owner of our shares, Atlantic Equity Partners III, L.P. (“Atlantic Equity Partners”), an investment fund managed by First Atlantic Capital, Ltd. (“First Atlantic Capital”), beneficially owns 61% of our outstanding common stock. In addition, First Atlantic Capital has voting rights of 19.8% of our outstanding stock owned by Carl and Franklin Paul pursuant to a voting rights and stockholders’ agreement among Atlantic Equity Partners and Carl and Franklin Paul. Under the agreement, Carl and Franklin Paul have also agreed that they will only transfer the shares subject to the agreement on a pro rata basis when Atlantic Equity Partners transfers its shares. As a result of its own stockholdings and this agreement, Atlantic Equity Partners, and indirectly First Atlantic Capital, will have the ability to control all matters submitted to our stockholders for approval, including:
•	the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination; and

•	amending our certificate of incorporation and bylaws which govern the rights attached to our shares of common stock.
     In addition, we and Atlantic Equity Partners have entered into a management rights agreement. Pursuant to this agreement, following a reduction of the equity owned by Atlantic Equity Partners to below 50% of our outstanding equity, it will retain the right to cause the board of directors to nominate a specified number of designees for the board of directors, and continue to be able to significantly influence our decisions.
     This concentration of ownership of shares of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of shares of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our stock price.
We are a “controlled company” within the meaning of the Nasdaq corporate governance rules and rely on, exemptions from certain Nasdaq corporate governance requirements. As a result, our stockholders may not have the same degree of protection as that afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.
     We are a “controlled company” within the meaning of the Nasdaq corporate governance rules as a result of the ownership position of Atlantic Equity Partners and its voting rights and stockholders’ agreement Atlantic Equity Partners and Carl and Franklin Paul. A “controlled company” is a company of which more than 50% of the voting power is held by an individual, group or another company. As a controlled company, we are not required to comply, at present, with certain Nasdaq corporate governance rules, including the requirements that: (1) a majority of our board of directors consist of independent directors, and (2) we establish a nominating committee and a compensation committee composed entirely of independent directors. Accordingly, as a controlled company, our stockholders may not have the same degree of protection as that afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.
Our directors and executive officers who have relationships with First Atlantic Capital may have conflicts of interest with respect to matters involving our company.
     Six of our nine directors are affiliated with First Atlantic Capital, which manages Atlantic Equity Partners. These persons will have fiduciary duties to both us and First Atlantic Capital. As a result, they may have real or apparent conflicts of interest on matters affecting both us and First Atlantic Capital, which in some circumstances may have interests adverse to ours. In addition, as a result of Atlantic Equity Partner’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Atlantic Equity Partners or First Atlantic Capital including, but not limited to, potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.
Future sales of our common stock could cause the market price of our common stock to drop significantly, even if our business is profitable.
     We have 15,616,611 shares of common stock outstanding as of July 1, 2006. This includes the 6,000,000 shares of common stock sold at the IPO. Our officers, directors and the holders of substantially all of our outstanding shares of common stock have signed lock-up agreements pursuant to which they have agreed not to sell, transfer or otherwise dispose of any of their shares for a period of 180 days following beginning June 15, 2006, subject to extension in the case of an earnings release or material news or a material event relating to us. The underwriters of the IPO may, in their sole discretion and without notice, release all or any portion of the common stock subject to lock-up agreements. The lock-up agreements are also subject to a number of exceptions. In particular, the lock-up agreements signed by our founders, Carl and Franklin Paul, and by our officers who also hold certain equity units (including our chief executive officer, chief financial officer, two senior vice presidents and a vice president) permit each of them to sell up to 40% of the shares of common stock underlying those equity units (representing approximately 68,700 shares of common stock in the aggregate) to pay the taxes resulting from those units becoming convertible into shares of common stock upon the closing of the IPO. In addition, 10,965 shares held by Thomas G. Hardy, one of our directors, are not subject to any lock-up agreement.

Number of Shares	Date of Availability for Resale into the Public Market
Approximately 240,000	June 15, 2006

Approximately 9.6 million	180 days after the date of this prospectus, of which approximately 9.5 million are subject to volume limitations under Rule 144
     Subject to the lock-up agreement described above, Atlantic Equity Partners may request that we register some or all of the 7,934,418 shares that it holds for sale to the public and Atlantic Equity Partners and certain other stockholders have the right to include their shares in public offerings we undertake in the future. All of the shares of common stock that we have issued and may issue under our incentive compensation plans may, upon issuance, be freely sold in the public market, subject to the lock-up agreements described above.
The anti-takeover provisions in our charter documents and under Delaware law could discourage or prevent others from acquiring our company, and, therefore, our shareholders may lose the opportunity to sell their shares at a favorable price.
     Our certificate of incorporation and amended and restated bylaws contain provisions that make it difficult for a third party to acquire us without the consent of our board of directors. For example, if a potential acquirer were to make a hostile bid for us, the potential acquirer would not be able to call a special meeting of stockholders to remove our board of directors unless it held at least 25% in voting power of all the outstanding shares entitled to vote at that meeting. In addition, after Atlantic Equity Partners, on its own or as part of a group, beneficially owns 40% or less of our common stock, our stockholders will not be permitted to take action by written consent without a meeting. Modifications of certain provisions of our certificate of incorporation would require the consent of 75% of the total voting power of all outstanding shares of stock. The potential acquirer is further required to provide advance notice of its proposal to remove directors at an annual meeting. In addition, our board of directors will be authorized to issue preferred stock in series, with the terms of each series to be fixed by the board of directors.
     Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the board of directors. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.
     Our board of directors could choose not to negotiate with a potential acquirer that it did not feel was in our strategic interest. If the potential acquirer were discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures, you could lose the opportunity to sell your shares at a favorable price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
     Prior to the completion of our initial public offering (“IPO”), on April, 28, 2006, based on the exercise of options and pursuant to the exemption from registration provided by Rule 701 under the Securities Act of 1933, we issued 533 shares of our common stock to an employee for an aggregate purchase price of $4,681, or $8.78 per share.
Use of Proceeds from the Sale of Registered Securities
     On June 14, 2006, our registration statement on Form S-1 (Registration No. 333-132414) was declared effective for our IPO, pursuant to which we offered and sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The IPO closed on June 20, 2006, and the net proceeds of the IPO to us were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.8 million. No offering expenses were paid directly or indirectly to directors, officers (or their associates), to persons owning 10% or more of our equity securities, or to our affiliates, with the exception that a $3.0 million fee was paid with the net proceeds of the IPO (as discussed below) to terminate our management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund which is the largest beneficial owner of our equity securities, holding greater than 10% of our equity securities. The underwriters of the IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc. and Lazard Capital Markets.
     Upon the closing of the IPO, the net proceeds of approximately $61.2 million, along with borrowings under the our Amended and Restated Credit Facility (see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Indebtedness”), were used to retire the Senior Secured Notes (see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Indebtedness—Senior Secured Notes”), which were redeemed on July 20, 2006 for $94.4 million, to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility (see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Historical Indebtedness—Old Senior Secured Credit Facility”), to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund which is the largest beneficial owner of our shares.

     Item 4. Submission of Matters to a Vote of Security Holders
     Prior to the completion of the IPO, our stockholders voted by written consent, dated May 23, 2006, to approve and adopt an Amendment to the Certificate of Incorporation for the Company that authorized a reverse stock split of each outstanding share of common stock of the Company, pursuant to which each 2.2798 issued and outstanding shares of Common Stock were combined into one share of common stock and confirmed that fractional shares would be rounded down to the nearest whole number. The number of shares that voted for the amendment and restatement was 9,433,086, the number that abstained was 39,590 and the number that voted against was zero.
     Prior to the completion of the IPO, our stockholders also voted by written consent, dated June 12, 2006, to approve and adopt an Amended and Restated Certificate of Incorporation for the Company, to adopt the 2006 Incentive Compensation Plan, to reserve 1,800,000 shares of common stock for issuance under the 2006 Incentive Compensation Plan and to authorize the officers of the Company to take all action and to prepare, execute and deliver all documents which the officers deemed appropriate or advisable to implement the 2006 Incentive Compensation Plan. In each case, the number of shares that voted for the resolution was 9,433,086, the number that abstained was 39,590 and the number that voted against was zero.

Item 6. Exhibits
3.1	Certificate of Incorporation of Golfsmith International, Inc. (filed as Exhibit 3.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117) and incorporated herein by reference).

3.2	Form of Second Amended and Restated Certificate of Incorporation of Golfsmith International Holdings, Inc. (filed as Exhibit 3.2 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

3.2	Bylaws of Golfsmith International, Inc. (filed as Exhibit 3.2 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117) and incorporated herein by reference).

3.4	Form of Amended and Restated Bylaws of Golfsmith International Holdings, Inc. (filed as Exhibit 3.4 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

4.2	Indenture, dated as of October 15, 2002, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117) and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of September 15, 2004, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on September 17, 2004 and incorporated herein by reference).

4.4	Second Supplemental Indenture, dated as of March 21, 2005, among Golfsmith International, Inc., the guarantors named and defined therein and U.S. Bank Trust National Association, as trustee (filed as Exhibit 4.3 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on March 24, 2005 and incorporated herein by reference).

10.1	Termination Agreement, dated as of May 23, 2006, terminating the Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd. (filed as Exhibit 10.3 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.2	Employment Agreement, dated as of May 30, 2006, between Golfsmith International, Inc. and James D. Thompson (filed as Exhibit 10.21 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.3	Employment Agreement, dated as of May 30, 2006, between Golfsmith International, Inc. and Virginia Bunte (filed as Exhibit 10.22 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.4	Termination Agreement, dated as of May 22, 2006, terminating the Consulting Agreement, dated as of June 9, 2005, between Mr. Larry Mondry and Golfsmith International Holdings, Inc. (filed as Exhibit 10.24 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.5	Golfsmith International Holdings, Inc. 2006 Incentive Compensation Plan (filed as Exhibit 10.27 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.6	Form of Indemnification Agreement by Golfsmith International Holdings, Inc. in favor of its directors, its officers and certain senior management (filed as Exhibit 10.33 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.7	Management Rights Agreement, dated as of May 23, 2006, among Golfsmith International Holdings, Inc. and Atlantic Equity Partners III, L.P. (filed as Exhibit 10.34 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.8	Commitment Letter, dated May 31, 2006, between Golfsmith International Holdings, Inc. and General Electric Capital Corporation (filed as Exhibit 10.35 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-132414) on June 1, 2006 and incorporated herein by reference).

10.9	Amended Commitment Letter dated June 15, 2006, by and between Golfsmith International Holdings, Inc. and General Electric Capital Corporation (filed as Exhibit 99.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 16, 2006 and incorporated herein by reference).

10.10	Amended and Restated Credit Agreement, dated June 20, 2006, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers, Golfsmith International Holdings, Inc. and the subsidiaries of Golfsmith International Holdings, Inc. identified therein as credit parties, General Electric Capital Corporation, as administrative agent, swing line lender and L/C issuer, GE Capital Markets, Inc., as sole lead arranger and bookrunner, and the financial institutions from time to time parties thereto (filed as Exhibit 99.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

10.11	Amended and Restated Revolving Note, dated as of June 20, 2006, issued by Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop in favor of General Electric Capital Corporation (filed as Exhibit 99.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

10.12	Swing Line Note, dated as of June 20, 2006, issued by Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop in favor of General Electric Capital Corporation (filed as Exhibit 99.3 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

10.13	Amended and Restated Security Agreement, dated as of June 20, 2006, by and among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Don Sherwood Golf Shop, Golfsmith NU, L.L.C., and Golfsmith Licensing, L.L.C., as grantors, and General Electric Capital Corporation, as agent (filed as Exhibit 99.4 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

10.14	Amended and Restated Guaranty, dated as of June 20, 2006, by and among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., and Golfsmith Licensing, L.L.C., as guarantors, and General Electric Capital Corporation, as agent (filed as Exhibit 99.5 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

10.15	Amended and Restated Trademark Security Agreement, dated as of June 20, 2006, by and among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Don Sherwood Golf Shop, Golfsmith NU, L.L.C., and Golfsmith Licensing, L.L.C., as grantors, and General Electric Capital Corporation, as agent (filed as Exhibit 99.6 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

10.16	Patent Security Agreement, dated as of June 20, 2006, by and among Golfsmith International, Inc., Golfsmith International Holdings, Inc., Golfsmith GP Holdings, Inc., Golfsmith Holdings, L.P., Golfsmith International, L.P., Golfsmith GP, L.L.C., Golfsmith Delaware, L.L.C., Golfsmith Canada, L.L.C., Golfsmith Europe, L.L.C., Golfsmith USA, L.L.C., Don Sherwood Golf Shop, Golfsmith NU, L.L.C., and Golfsmith Licensing, L.L.C., as grantors, and General Electric Capital Corporation, as agent (filed as Exhibit 99.7 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) on June 26, 2006 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: August 15, 2006

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: August 15, 2006