Form 10-Q
period 2006-09-30
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2006-11-07
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 6, 2006

$.001 par value	15,698,581 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,636,219	$4,207,497
Receivables, net of allowances of $154,465 at September 30, 2006 and $146,964 at December 31, 2005	1,653,944	1,646,454
Inventories	78,937,297	71,472,061
Prepaid expenses and other current assets	8,399,762	6,638,109

Total current assets	90,627,222	83,964,121
Property and equipment:
Land and buildings	21,432,356	21,256,771
Equipment, furniture, fixtures and autos	23,882,407	19,004,608
Leasehold improvements and construction in progress	27,634,119	20,866,839

	72,948,882	61,128,218
Less: accumulated depreciation	(19,379,844)	(14,558,256)

Net property and equipment	53,569,038	46,569,962

Goodwill	41,634,525	41,634,525
Tradename	11,158,000	11,158,000
Trademarks	14,156,127	14,156,127

Customer database, net of accumulated amortization of $1,510,757 at September 30, 2006 and $1,227,490 at December 31, 2005	1,888,448	2,171,715
Debt issuance costs, net of accumulated amortization of $35,220 at September 30, 2006 and $3,126,103 at December 31, 2005	578,789	4,731,612
Other long-term assets	448,456	450,208

Total assets	$214,060,605	$204,836,270

Golfsmith International Holdings, Inc.
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,712,285	$42,000,236
Accrued expenses and other current liabilities	13,283,113	19,163,459
Line of credit	43,218,000	—

Total current liabilities	97,213,398	61,163,695

Long-term debt	—	82,450,000
Deferred rent	5,473,086	4,095,442

Total liabilities	102,686,484	147,709,137

Stockholders’ equity:
Common stock –$.001 par value; 100,000,000 shares and 40,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 15,698,581 and 9,472,143 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15,699	9,473
Preferred stock –$.001 par value; 10,000,000 shares and zero shares authorized at September 30, 2006 and December 31, 2005, respectively; no shares issued and outstanding	—	—
Restricted common stock units –$.001 par value; 20,975 and 331,569 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	21	331
Additional capital	119,855,154	60,301,153
Other comprehensive income	266,995	135,815
Accumulated deficit	(8,763,748)	(3,319,639)

Total stockholders’ equity	111,374,121	57,127,133

Total liabilities and stockholders’ equity	$214,060,605	$204,836,270

See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net revenues	$282,928,686	$251,972,974	$93,980,075	$85,521,081
Cost of products sold	183,053,628	161,494,699	61,608,658	55,638,319

Gross profit	99,875,058	90,478,275	32,371,417	29,882,762

Selling, general and administrative	86,249,248	74,803,234	28,383,552	25,438,975
Store pre-opening expenses	1,419,883	1,742,389	197,147	338,870

Total operating expenses	87,669,131	76,545,623	28,580,699	25,777,845

Operating income	12,205,927	13,932,652	3,790,718	4,104,917

Interest expense	(6,649,729)	(8,688,730)	(836,657)	(2,938,100)
Interest income	433,019	66,678	277,544	3,718
Other income	1,518,149	65,769	97,373	34,679
Other expense	(145,089)	(87,718)	(36,849)	(15,740)
Loss on debt extinguishment	(12,775,270)	—	—	—

Income (loss) before income taxes	(5,412,993)	5,288,651	3,292,129	1,189,474

Income tax benefit (expense)	(31,116)	(75,981)	76,974	21,121

Net income (loss)	$(5,444,109)	$5,212,670	$3,369,103	$1,210,595

Net income (loss) per share:
Basic	$(0.45)	$0.53	$0.21	$0.12
Diluted	$(0.45)	$0.52	$0.21	$0.12
Weighted average number of shares outstanding:
Basic	12,143,767	9,803,712	15,716,591	9,803,712
Diluted	12,143,767	9,943,684	15,856,972	9,943,684
See accompanying notes.

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Operating Activities
Net income (loss)	$(5,444,109)	$5,212,670
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,992,135	4,009,894
Amortization of intangible assets	283,267	283,267
Amortization of debt issue costs and debt discount	1,919,419	2,730,141
Loss on extinguishment of debt	12,775,270	—
Stock-based compensation	517,689	—
Payments of withholding taxes for stock unit conversions	(1,015,263)	—
Non-cash loss on write-off of property and equipment	165,791	1,027,177
Non-cash derivative income	(1,091,141)	—
Gain on sale of assets	(22,650)	(11,500)
Changes in operating assets and liabilities:
Accounts receivable	(7,490)	(495,400)
Inventories	(7,465,236)	(9,587,186)
Prepaid expenses and other assets	(1,759,899)	(113,525)
Accounts payable — bank	—	3,679,640
Accounts payable – trade	(1,287,951)	(4,914,244)
Accrued expenses and other current liabilities	(4,066,306)	(4,653,797)
Deferred rent	1,377,644	651,622

Net cash used in operating activities	(128,830)	(2,181,241)

Investing Activities
Capital expenditures	(12,155,215)	(9,248,117)
Proceeds from sale of assets	22,650	11,500

Net cash used in investing activities	(12,132,565)	(9,236,617)

Financing Activities
Principal payments on lines of credit	(87,546,469)	(22,891,589)
Proceeds from lines of credit	130,764,469	25,836,589

Debt issuance costs	(464,009)	—
Payments to satisfy debt obligations	(94,431,896)	—
Proceeds from initial public offering, net	61,195,284	—
Proceeds from exercise of stock options	43,349	—
Other	—	(2,244)

Net cash provided by financing activities	9,560,728	2,942,756

Effect of exchange rate changes on cash	129,389	(99,864)
Change in cash and cash equivalents	(2,571,278)	(8,574,966)
Cash and cash equivalents, beginning of period	4,207,497	8,574,966

Cash and cash equivalents, end of period	$1,636,219	$—

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Supplemental cash flow information:
Interest payments	$7,767,387	$7,914,814
Income tax payments	$277,413	$376,607
Supplemental non-cash transactions:
Amortization of discount on senior secured notes	$1,353,012	$1,941,036
Write-off of debt issuance costs of senior secured notes and senior credit facility	$4,200,425	—
See accompanying notes.

Golfsmith International Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2006
1. Nature of Business and Basis of Presentation
Description of Business
     Golfsmith International Holdings, Inc. (“Holdings,” the “Company” or “we”), is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and is a designer and marketer of golf equipment. The Company offers golf equipment from top national brands as well as its own proprietary brands and also offers clubmaking capabilities. As of September 30, 2006, the Company marketed its products through 59 stores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, an instructional school incorporating the techniques of the well-known golf instructor, the late Harvey Penick.
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”). The Company has no operations nor does it have any assets or liabilities other than its investment in its wholly-owned subsidiary. Accordingly, these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
     The balance sheet at December 31, 2005 has been derived from audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2006.
Revenue Subject to Seasonal Variations
     The Company’s business is seasonal. The Company’s sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a higher percentage of the Company’s annual net revenues and annual net operating income than that in other periods in its fiscal year.
Fiscal Year
     The Company’s fiscal year ends on the Saturday closest to December 31. The three-months ended September 30, 2006 and October 1, 2005 both consist of thirteen weeks. The nine months ended September 30, 2006 and October 1, 2005 both consist of thirty-nine weeks.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, that the adoption of SFAS 157 will have on its financial position and results of operations upon its effective date.

     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective January 1, 2007. The Company is currently evaluating the impact, if any, of this standard on its financial statements upon its effective date.
     In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging accounting issues, ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company records sales taxes collected from revenue generating transactions as a liability on its balance sheet, and therefore does not expect this accounting pronouncement to have a material impact on its financial position or results of operations upon its effective date.
2. Initial Public Offering
     On June 20, 2006, the Company completed its initial public offering (“IPO”) in which the Company sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The net proceeds of the IPO to the Company were approximately $61.1 million after deducting underwriting discounts and offering expenses of $7.9 million. The Company’s common stock trades on the Nasdaq Global Market under the symbol “GOLF.”
     The net proceeds from the IPO, along with borrowings under the Company’s Amended and Restated Credit Facility (see Note 5) were used to retire the $93.75 million Senior Secured Notes (see Note 5), to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, to pay fees and expenses related to the Company’s Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate the Company’s management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of the Company’s shares.
     In connection with the IPO, the Company granted the underwriters an option to purchase 900,000 shares of the Company’s common stock at a 7% discount to the IPO price, or $10.70 per share, for 30 days commencing on June 15, 2006 (grant date). Since this option extended beyond the closing of the IPO, this option feature represents a call option that meets the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and July 15, 2006 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at July 1, 2006 and July 15, 2006 using assumptions commensurate with each measurement period as shown in the following table:

	At June 15, 2006	At July 1, 2006

Volatility	56%	30%
Expected life	30 days	15 days
Risk free interest rate	5%	5%
     At June 15, 2006, the Company recorded a liability of $1.1 million with corresponding decrease to additional paid in capital to record the fair value of the call option on such date. The fair value of the call option aggregated approximately $58,000 on July 1, 2006 and the Company recorded the decrease in such fair value aggregating $1.0 million as other income in the statement of operations for the three and six-month periods ended July 1, 2006. The underwriters did not exercise their option and it expired on July 15, 2006. As a result, the Company recorded the expiration of the call option liability of $58,000 as other income in the statement of operations for the three-month period ended September 30, 2006. The recognition of the derivative and related change in fair value represent non-cash transactions for purposes of the statement of cash flows.

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
3. Stock-Based Compensation
     The Company has two stock-based compensation plans, the 2002 Incentive Stock Plan (the “2002 Plan”) and the 2006 Incentive Compensation Plan (the “2006 Plan”), which are described below. Prior to fiscal 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Compensation costs related to stock options granted prior to fiscal 2006 and with an exercise price of equal or greater value than the value of the underlying common share were not recognized in the consolidated statements of operations.
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
     In June 2006, the Board of Directors approved new stock option grants under the 2006 Plan. Also in June 2006, existing stock option grants under the 2002 Plan were modified to accelerate a portion of the respective grants’ vesting provisions. The Company applied the fair value measurement standards of SFAS 123R and calculated the fair value of both the new stock option grants as well as the fair value related to the modification of existing stock option grants. As a result, the Company recorded stock compensation expense of $0.1 million and $0.5 million during the three and nine months ended September 30, 2006, respectively.
     The Company’s income before income taxes and net income for the three and nine months ended September 30, 2006, were both lower by $0.1 million and $0.5 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no stock compensation expense recorded in the statement of operations for either the three or nine-month periods ended October 1, 2005. For the nine months ended September 30, 2006, basic and diluted earnings per share was $0.04 lower due to the Company adopting SFAS 123R. There was no effect to basic or diluted EPS for the three months ended September 30, 2006, due to the Company adopting 123R.
2002 Incentive Stock Plan
     In October 2002, Holdings adopted the 2002 Incentive Stock Plan. Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings’ common stock, stock appreciation rights and restricted stock grants (collectively referred to as ”options”). The exercise price of the options granted was equal to the value of the Company’s common stock on the grant date. Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant.
     On June 16, 2006, the Board of Directors approved a modification to all outstanding stock options such that the vesting provisions for each option holder were modified to accelerate certain levels of vesting. As a result of this modification, the Company calculated the fair value of the related stock options at the time of the modification and recorded in selling, general and administrative expenses compensation expense of approximately $235,000 in the three months ended July 1, 2006. There were no stock options granted from the 2002 Plan during the fiscal quarter ended September 30, 2006. Following the effectiveness of the Company’s 2006 Incentive Compensation Plan on June 14, 2006, no further awards will be made under the 2002 Plan, although each option previously granted under the plan will remain outstanding subject to its terms. At September 30, 2006, there were 820,044 options outstanding under the 2002 Plan.
2006 Incentive Compensation Plan
     In June 2006, Holdings adopted the 2006 Incentive Compensation Plan. Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be awarded options to purchase shares of Holdings’ common stock, stock appreciation rights and restricted stock grants (collectively referred to as ”options”). Options are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. There are 1.8 million shares of common stock reserved for issuance under the 2006 Plan. These shares have been registered under the Securities Act of 1933 pursuant to a registration statement on Form S-8.
     In June 2006, the Company granted 283,283 options to purchase common stock under the 2006 Plan. The exercise price of the options granted was equal to the value of the Company’s common stock on the grant date. At September 30, 2006, there were 262,238 options outstanding under the 2006 Plan.
Accounting for Stock Compensation
     Prior to fiscal 2006, the Company accounted for stock-based compensation by using the minimum value method to present pro forma stock-based compensation in the notes to the consolidated financial statements, as allowed under SFAS 123. Under SFAS 123R, the Company was classified as a non-public entity on January 1, 2006 (date of adoption) and thus used the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, results in a measurement date under SFAS 123R. As such, the Company is required to calculate and record the appropriate amount of compensation expense over the estimated service period in its consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires the Company to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported in the Company’s consolidated statement of operations as a component of operating income.
     In June 2006, the Company granted 283,283 options to purchase common stock under the 2006 Plan. Also in June 2006, the Company modified the vesting provisions of all outstanding stock options under the 2002 Plan. The Company calculated the fair value of both the new stock option grant and the modification of the existing stock option grant using the Black-Scholes option-pricing model. The fair values of these awards are amortized as compensation expense on a straight-line basis over the vesting period of the related grants. Fair value amounts related to the acceleration of vesting that resulted in immediate vesting of certain stock options were recorded as compensation expense at the time of the modification. The Company recorded a stock compensation expense of $0.1 million and $0.5 million in the three and nine-month periods ended September 30, 2006, respectively. The expense is included in selling, general and administrative expenses in the statement of operations.
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

The fair value of share-based payments made in the nine-month period ended September 30, 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2006
2002 Incentive Stock Plan
Expected volatility	42%
Risk-free interest rate %	4.9%
Expected term (in years)	4.1
Dividend Yield	—
2006 Incentive Compensation Plan
Expected volatility	51%
Risk-free interest rate %	4.9%
Expected term (in years)	6.2
Dividend Yield	—
     A summary of the Company’s stock option activity with respect to the nine-month period ended September 30, 2006 follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contractual Term	($000s)
Outstanding at December 31, 2005	880,753	$7.38
Granted	283,283	$11.50
Exercised	(6,100)	$7.11
Forfeited	(75,654)	$8.99

Outstanding at September 30, 2006	1,082,282	$8.35	7.73	($705)

Vested and exercisable at September 30, 2006	514,410	$7.58	7.25	$63
     The Company’s weighted average fair value per share at the date of grant for stock option grants and modifications during the nine-months ended September 30, 2006 was $4.54 per share.
     The Company had approximately $1.3 million of total unrecognized compensation costs related to stock options at September 30, 2006 that are expected to be recognized over a weighted-average period of 2.6 years. There were no stock compensation costs capitalized into assets as of September 30, 2006.
     The Company received cash of approximately $39,000 and $43,000 for the exercise of stock options during the three and nine months ended September 30, 2006, respectively. The Company issued shares from amounts reserved under the 2002 Plan upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.
Restricted Stock Units
     In October 2002, concurrent with the merger transaction between Holdings and Golfsmith, Holdings awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units were granted with certain restrictions as defined in the agreement. The restricted stock units were fully vested at the grant date and were held in an escrow account. The stock units became available to the holders at the completion of the initial public offering, upon which the restrictions lapsed. Upon the restrictions lapsing, the Company was required to remit the minimum statutory federal tax withholding amounts on behalf of the unit holders. The Company remitted $1.1 million to the federal taxing authority to satisfy this requirement. As allowable under the stock unit agreements, the Company withheld stock units from the holders with fair values equal to the federal tax withholding amounts paid by the Company on behalf of the holder. The Company withheld 90,256 stock units from the holders as settlement for this liability.
     Following the lapse of the restrictions, 76,403 and 220,338 restricted stock units were converted into 76,403 and 220,338 shares of common stock in the three and nine months ended September 30, 2006, respectively. There were 20,975 and 331,569 outstanding shares of restricted stock units at September 30, 2006 and December 31, 2005, respectively.

     There have been no grants of restricted stock units since October 2002. There have been no modifications made to any restricted stock units since the grant date.
     A summary of the Company’s restricted stock unit activity with respect to the nine-month period ended September 30, 2006 follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Vesting	Intrinsic Value
	Options	Exercise Price	Term	($000s)
Outstanding at December 31, 2005	331,569	$0.00
Granted	—	$0.00
Issued	(220,338)	$0.00
Cancelled or expired	(90,256)	$0.00

Outstanding at September 30, 2006	20,975	$0.00	0.00	$162

Vested and exercisable at September 30, 2006	20,975	$0.00	0.00	$162
4. Intangible Assets
     The following is a summary of the Company’s intangible assets that are subject to amortization:

	September 30,	December 31,
	2006	2005
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,510,757)	(1,227,490)

Customer database net carrying amount	$1,888,448	$2,171,715

     Amortization expense related to finite-lived intangible assets was approximately $94,000 and $283,000 for each of the three and nine months ended September 30, 2006 and October 1, 2005, respectively, and is recorded in selling, general, and administration expenses on the consolidated statements of operations.
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
     The Senior Secured Notes were fully and unconditionally guaranteed, up to an aggregate principal amount at maturity of $93.75 million, by both Holdings and all existing and future Golfsmith domestic subsidiaries. As of December 31, 2005, the Senior Secured Notes were guaranteed, jointly and severally, by all Golfsmith subsidiaries. The accreted value of the Senior Secured Notes recorded on the Company’s consolidated balance sheet was $82.5 million at December 31, 2005.
     The Company used the proceeds received from the IPO, along with proceeds from the Company’s Amended and Restated Credit Facility (discussed below in this Note 5) to retire the Senior Secured Notes. Upon the closing of the IPO on June 20, 2006, the Company remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, the Company was obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. The Company provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006. The Senior Secured Notes were redeemed on July 20, 2006 for $94.4 million. As the notice to call the Senior Secured Notes was irrevocable, the Company recorded a loss on extinguishment of debt in June 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amount necessary to retire the debt being larger than the accreted value of the Senior Secured Notes on the Company’s balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by the Company in an interest-bearing account, for which the Company was the beneficial owner of the interest. During the period from June 20, 2006 to July 20, 2006, the Company recorded approximately $0.4 million of interest income related to these funds.
Amended and Restated Credit Facility
     On June 20, 2006, the Old Senior Secured Credit Facility (discussed below in this Note 5) of Holdings, as guarantor, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the other subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the IPO, (i) to repay the outstanding balance of the Company’s Old Senior Secured Credit Facility, (ii) to retire all of the outstanding Senior Secured Notes issued by Holdings, (iii) to pay a fee of $3.0 million to First Atlantic Capital, Ltd., and (iv) to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
     Loans incurred under the Amended and Restated Credit Facility bear interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent (1.50%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.
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
     Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $2.5 million, which is an availability block used to calculate the borrowing base. At September 30, 2006, the Company had $43.2 million outstanding under the Amended and Restated Credit Facility.
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
     On June 20, 2006, the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility (as described above in this Note 5) to the consolidated financial statements herein. All remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.
6. Long-Lived Assets
     The Company accounts for the impairment or disposal of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. Included in selling, general and administrative expenses for the three and nine months ended September 30, 2006 is $0.2 million in non-cash loss on the write-off of property and equipment. The losses were primarily due to the remodeling of one store, expected to be completed in the fourth fiscal quarter of 2006, which resulted in certain assets having little or no future economic value. For the three and nine months ended October 1, 2005, respectively, included in selling, general and administrative expenses were a $0.4 million and $1.0 million non-cash loss on the write-off of property and equipment.
7. Guarantees
     Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, the Amended and Restated Credit Facility. At September 30, 2006, there were $43.2 million in borrowings outstanding under the Amended and Restated Credit Facility.
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
     The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred and historically such costs have not been material. During the three and nine months ended September 30, 2006 and October 1, 2005, respectively, no material amounts have been accrued or paid relating to product warranties.
8. Accrued Expenses and Other Current Liabilities
     The Company’s accrued expenses and other current liabilities are comprised of the following at September 30, 2006 and December 31, 2005, respectively:

	September 30,	December 31,
	2006	2005
Salaries and benefits	$2,121,667	$2,927,440
Interest	292,243	2,654,411
Allowance for returns reserve	877,953	671,742
Gift certificates	6,062,885	8,091,210
Taxes	2,299,772	2,704,282
Other	1,628,593	2,114,374

Total	$13,283,113	$19,163,459

9. Comprehensive Income (Loss)
     The Company’s comprehensive income (loss) is composed of net income and translation adjustments. The Company recorded approximately $19,000 and $131,000 of translation adjustments during the three and nine-months ended September 30, 2006, respectively.
10. Earnings Per Share
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
     The following table sets forth the computation of basic and diluted net loss per share:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income (loss)	$(5,444,109)	$5,212,670	$3,369,103	$1,210,595
Basic:

Weighted-average shares of common stock outstanding	11,931,679	9,472,143	15,691,898	9,472,143
Weighted-average shares of restricted common stock units outstanding	212,088	331,569	24,693	331,569

Shares used in computing basic net loss per share	12,143,767	9,803,712	15,716,591	9,803,712

Basic net income (loss) per share	$(0.45)	$0.53	$0.21	$0.12
Effect of dilutive securities:
Stock options and awards	—	139,972	140,381	139,972
Shares used in computing diluted net loss per share	12,143,767	9,943,684	15,856,972	9,943,684

Diluted net income (loss) per share	$(0.45)	$0.52	$0.21	$0.12
     The computation of dilutive shares outstanding during the three and nine months ended September 30, 2006 excluded options to purchase 0.5 million shares because such outstanding options’ exercise prices were equal to or greater than the average market price of the Company’s common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).
11. Commitments and Contingencies
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

     At September 30, 2006, future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

Operating
Lease
Obligations
2006	$4,621,643
2007	20,219,595
2008	19,791,223
2009	18,822,430
2010	18,501,786
Thereafter	80,793,056

Total minimum lease payments	$162,749,733

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
Overview
     We are the nation’s largest specialty retailer of golf equipment, apparel and accessories based on sales. We operate as an integrated multi-channel retailer, offering our customers, whom we refer to as “guests”, the convenience of shopping in our 60 stores across the nation, including one new store opened in October 2006, and through our direct-to-consumer channel, consisting of our Internet site, www.golfsmith.com, and our comprehensive catalogs.
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
     Since the acquisition, we have accelerated our growth plan by opening additional stores in new and existing markets. We opened eight new stores in the first ten months of fiscal 2006, six new stores during fiscal 2005, eight new stores during fiscal 2004 and twelve new stores during fiscal 2003, including six stores from the acquisition of Don Sherwood Golf & Tennis in July 2003. We plan to open an additional two stores in the fourth quarter of 2006 and between 14 and 16 stores in 2007. Based on our past experience, opening a new store within our core 15,000 to 20,000 square-foot format requires, on average, approximately $750,000 for capital expenditures, $150,000 for pre-opening expenses and $875,000 for inventory depending on the level of work required at the site and the time of year that it is opened. For stores falling outside of our core format, opening costs may vary based on the size of the store, the geographic market-specific conditions and the level of work required at the site.

     On June 20, 2006, we completed an initial public offering of our common stock (the “IPO”). Our stock trades on the Nasdaq Global Market under the ticker symbol, “GOLF.” In the IPO, we sold 6,000,000 shares of common stock and received net proceeds of $61.1 million. We used these net proceeds along with borrowings under our Amended and Restated Credit Facility to retire our Senior Secured Notes with a face value of $93.75 million, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd. The completion of the IPO and, concurrently, the completion of the Amended and Restated Credit Facility that provides for borrowings up to $65.0 million, provides us with increased financial flexibility to execute our growth plans.
     In the nine months ended September 30, 2006, we generated revenues of $282.9 million and operating income of $12.2 million, after $3.0 million of expenses related to the termination of our management consulting agreement with First Atlantic Capital, Ltd. We had a net loss of $5.4 million, after $12.8 million of expenses associated with the extinguishment of our $93.75 million face value Senior Secured Notes. In the nine months ended October 1, 2005, we generated revenues of $252.0 million, operating income of $13.9 million and net income of $5.2 million. Our gross margin was 35.3% in the nine months ended September 30, 2006 compared to 35.9% in the nine months ended October 1, 2005. Our operating margin was 4.3% in the nine months ended September 30, 2006, and included the $3.0 million of expenses related to the termination of our management consulting agreement with First Atlantic Capital, Ltd., compared to 5.5% in the nine months ended October 1, 2005.
     In the three months ended September 30, 2006, we generated revenues of $94.0 million, operating income of $3.8 million and net income of $3.4 million. In the three months ended October 1, 2005, we generated revenues of $85.5 million, operating income of $4.1 million and net income of $1.2 million. Our gross margin was 34.4% in the three months ended September 30, 2006 compared to 34.9% in the three months ended October 1, 2005. Our operating margin was 4.0% in the three months ended September 30, 2006 compared to 4.8% in the three months ended October 1, 2005.
Industry Trends
     Sales of our products are affected by increases and decreases in golfer participation rates. Over the last 35 years, the golf industry has realized significant growth in both participation and popularity. According to the National Golf Foundation, the number of rounds played in the United States grew from 266.0 million in 1970 to a peak of 518.4 million rounds played in 2000. More recently, however, there has been a slight decline in the number of rounds of golf played from the peak in 2000 to 499.6 million rounds in 2005, according to the National Golf Foundation. The number of rounds of golf played and, in turn, the amount of golf-related expenditures can be attributed to a variety of factors affecting recreational activities including the state of the nation’s economy, weather conditions and discretionary spending. As a result of the factors described above, the golf retail industry is expected to remain stable or grow slightly. Therefore, we expect that retail growth for any particular company will result primarily from market share gains.
     According to industry sources, the golf retail industry is highly fragmented with no single golf retailer accounting for more than 6% of sales nationally in 2005. We are in the early stages of our currently planned store expansion. We intend to continue to open additional stores in new and existing markets as opportunities consistent with our strategy are identified. Among other things, this will require us to identify suitable locations for such stores at the same time as our competitors are doing the same and successfully negotiate leases and build-out or refurbish sites on a timely and cost-effective basis. In addition, we will need to expand and compete effectively in the direct-to-consumer channel and continue to develop our proprietary brands.
Fiscal Year
     Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended September 30, 2006 and October 1, 2005 each consisted of 13 weeks and the nine-month periods ended September 30, 2006 and October 1, 2005 each consisted of 39 weeks.

Revenues
Revenue Trends and Drivers
     Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels, from international distributors and from the Harvey Penick Golf Academy. The following table provides information about the breakdown of our revenues for the periods indicated:

	Nine Months Ended				Three Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
	$	%	$	%	$	%	$	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Stores	$209,640	74.1%	$181,701	72.1%	$71,629	76.2%	$64,428	75.3%
Direct-to-consumer	67,859	24.0	65,819	26.1	20,698	22.0	19,701	23.0
International distributors and other (1)	5,430	1.9	4,453	1.8	1,653	1.8	1,392	1.7

(1)	Consists of (a) sales made through our international distributors and our distribution and fulfillment center near London, England, (b) revenues from the Harvey Penick Golf Academy, and (c) our recognition of gift card breakage, as described below.
     Our revenues have grown consistently in recent years, driven by the expansion of our store base. The percentage of total sales from our direct-to-consumer channel has decreased due to the increase in our store base and store revenues during the periods indicated.
     Store revenues. Changes in revenues generated from our stores are driven primarily by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets.
     Branded compared to proprietary products. The majority of our sales are from premier branded golf equipment, apparel and accessories from leading manufacturers, including Callaway®, Cobra®, FootJoy®, Nike®, Ping®, TaylorMade® and Titleist®. In addition, we sell our own proprietary branded equipment, components, apparel and accessories under the Golfsmith®, Killer Bee®, Lynx®, Snake Eyes®, Zevo®, ASITM, GearForGolfTM, GiftsForGolfTM and other product lines. Sales of our proprietary branded products constituted approximately 12.8% and 13.2% of our net revenues for the three and nine months ended September 30, 2006, respectively, and approximately 16.1% and 16.7% of our net revenues for the three and nine months ended October 1, 2005, respectively. Increased golf club sales from leading manufacturers combined with a decline in certain proprietary clubmaking components are the main contributors to the decline in proprietary sales percentages.
     These proprietary branded products are sold through all of our channels and generally generate higher gross profit margins than non-proprietary branded products.
     Seasonality. Our business is seasonal, and our sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During fiscal 2005, the fiscal months of March through September and December, which together comprised 36 weeks of our 52-week fiscal year, contributed over three-quarters of our annual net revenues and substantially all of our annual operating income.
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
     We recognize revenue from gift cards when (1) the gift card is redeemed by the customer or (2) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and we determine that there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. Gift card breakage is based on the redemption recognition method. Estimated breakage is calculated and recognized as revenue over a 48-month period following the gift card sale, in amounts based on the historical redemption patterns of used gift cards. During fiscal 2005, we concluded that we had accumulated sufficient historical gift card information to accurately calculate estimated breakage. Amounts in excess of the total estimated breakage, if any, are recognized as revenue at the end of the 48 months following the gift card sale, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Gift card breakage income is included in net revenue in the consolidated statements of operations. During the three and nine months ended September 30, 2006, we recognized approximately $0.1 million and $0.2 million, respectively, in net revenues related to the recognition of gift card breakage. No breakage amounts were recognized in net revenues during the nine months ended October 1, 2005.
     For all merchandise sales, we reserve for sales returns in the period of sale using estimates based on our historical experience.
Cost of Goods Sold
     We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs are then subsequently included in cost of goods sold upon the sale of that inventory. Because some retailers exclude these costs from cost of goods sold and instead include them in a line item such as selling and administrative expenses, our gross margins may not be comparable to those of other retailers. Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of goods sold. Income received from our vendors through our co-operative advertising program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of goods sold when the related merchandise is sold.
Operating Expenses
     Selling, general and administrative. Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases with GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses also include the fees and other expenses we pay for services rendered to us pursuant to the management consulting agreement between us and First Atlantic Capital. Under this agreement, we paid First Atlantic Capital fees and related expenses totaling, $0.3 million in the nine months ended September 30, 2006 and $0.5 million in the nine months ended October 1, 2005, respectively. We terminated the management consulting agreement upon the closing of our initial public offering of common stock and paid a final $3.0 million termination fee to First Atlantic Capital, which was expensed at such time and included in selling, general and administrative expenses. We have agreed to reimburse First Atlantic Capital for expenses incurred in connection with meetings between representatives of First Atlantic Capital and us in connection with Atlantic Equity Partners III, L.P.’s investment in us for so long as Atlantic Equity Partners III, L.P. holds at lease 20% of our outstanding shares of common stock.
     Subsequent to the closing of the initial public offering in June 2006, we granted to certain officers and employees options to purchase shares of our common stock at an exercise price equal to the initial public offering price of $11.50. In addition, we modified the vesting schedule of certain outstanding options. As a result of the stock option grant and modification, options to purchase approximately 514,410 shares of our common stock are vested and exercisable as of September 30, 2006. We recorded a compensation expense of $0.1 and $0.5 million, respectively, in our statement of operations in the three and nine months ended September 30, 2006 in connection with the grant of new stock options and the acceleration of outstanding stock options.
     Store pre-opening expenses. Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property, but prior to the opening of a new retail store, is recorded as store pre-opening expenses.
     Interest expense. Our interest expenses consist of costs related to our Senior Secured Notes, our Old Senior Secured Credit Facility, and our Amended and Restated Credit Facility.

     Interest income. Our interest income consists of amounts earned from our cash balances held in short-term money market accounts.
     Other income. Other income consists primarily of exchange rate variances and, for the three- and nine-month periods ended September 30, 2006, of derivative income associated with the change in fair value of the underwriters’ option to purchase shares of our stock at a discounted amount from the IPO price. Additionally, other income in the nine-month period ended September 30, 2006 includes $0.3 million of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.
     Other expense. Other expense consists primarily of exchange rate variances.
     Extinguishment of debt. Extinguishment of debt consists of the loss incurred to retire all of our Senior Secured Notes and the write-off of debt issuance costs related to the Senior Secured Notes and the Old Senior Secured Credit Facility. We recorded a loss of $12.8 million on the extinguishment of this debt in the second fiscal quarter of 2006, as reported in continuing operations.
     Income taxes. Our income taxes consist of federal, state and foreign taxes, based on the effective rate for the fiscal year.
Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 31, 2006. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.
Inventory Valuation
     Inventory value is presented as a current asset on our balance sheet and is a component of cost of products sold in our statement of operations. It therefore has a significant impact on the amount of net income reported in any period. Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving inventory and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income. Write-downs for inventory shrinkage are booked on a monthly basis at 0.2% to 1.0% of net revenues depending on the distribution channel (direct-to-consumer channel or retail channel) in which the sales occur. For the three months ended September 30, 2006 and October 1, 2005, inventory shrinkage expense recorded in the statements of operations was 0.7% and 0.8% of net revenues, respectively. For the nine months ended September 30, 2006 and October 1, 2005, inventory shrinkage expense was 0.7% and 0.8% of net revenues, respectively. Inventory shrink expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates. These write-down amounts are based on management’s estimates of shrinkage expense using historical experience.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
     We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. Included in selling, general and administrative expenses for the three and nine months ended September 30, 2006 is $0.2 million in non-cash loss on the write-off of property and equipment. The losses were primarily due to the remodeling of one store, expected to be completed in the fourth fiscal quarter of 2006, which resulted in certain assets having little or no future economic value. For the three and nine months ended October 1, 2005, respectively, included in selling, general and administrative expenses were a $0.4 million and $1.0 million non-cash loss on the write-off of property and equipment.
     Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess the carrying value of our goodwill for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on discounted cash flow analysis and revenues and earnings multiples based on industry comparables. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We perform our annual test for goodwill impairment as of the first day of the fourth fiscal quarter of each year.
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
     No impairment of goodwill or identifiable intangible assets was recorded in either of the three or nine-month periods ended September 30, 2006 or October 1, 2005.
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
     We did not close any stores during the three or nine months ended September 30, 2006. We closed one store during the nine months ended October 1, 2005, due to the expiration of the lease term. There were not any expenses associated with this closed store recorded in accordance with SFAS No. 146. In this instance, we subsequently opened a new store in fiscal 2005 to serve the same customer base of the closed store. We currently plan to close one store in fiscal 2008, due to the expiration of the lease term. No expenses as described above are required to be recorded during the third quarter of fiscal of 2006.

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
Deferred Tax Assets
     A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of September 30, 2006, we recorded a full valuation allowance against net accumulated deferred tax assets due to the uncertainties regarding the realization of deferred tax assets primarily based on our cumulative loss position over the past three years. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a material positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

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
     In June 2006, we granted 283,283 options to purchase common stock under the 2006 Plan. Also in June 2006, we modified the vesting provisions of all outstanding stock options under the 2002 Plan. We calculated the fair value of both the new stock option grant and the modification of the existing stock option grant using the Black-Scholes option-pricing model. The fair values of these awards are amortized as compensation expense on a straight-line basis over the vesting period of the related grants. Fair value amounts related to the acceleration of vesting that resulted in immediate vesting of certain stock options were recorded as compensation expense at the time of the modification. We recorded a stock compensation expense of $0.1 and $0.5 million in the three and nine-month periods ended September 30, 2006, respectively. The expense is included in selling, general and administrative expenses in the statement of operations.
     We had approximately $1.3 million of total unrecognized compensation costs related to stock options at September 30, 2006 that are expected to be recognized over a weighted-average period of 2.6 years. There were no stock compensation costs capitalized into assets as of September 30, 2006.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial position or results of operations upon its effective date.
     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us effective January 1, 2007. We are currently evaluating the impact, if any, of this standard on our financial statements upon its effective date.
     In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging accounting issues, ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We record sales taxes collected from revenue generating transactions as a liability on our balance sheet, and therefore we do not expect this accounting pronouncement to have a material impact on our financial position or results of operations upon its effective date.

Results of Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Nine Months Ended		Three Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Statement of Operations Data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of products sold	64.7	64.1	65.6	65.1

Gross profit	35.3	35.9	34.4	34.9
Selling, general and administrative	30.5	29.7	30.2	29.7
Store pre-opening/closing expenses	0.5	0.7	0.2	0.4

Total operating income	31.0	30.4	30.4	30.1

Operating income	4.3	5.5	4.0	4.8
Interest expense	(2.4)	(3.4)	(0.9)	(3.4)
Interest income	0.2	*	0.3	*
Other income, net	0.5	*	0.1	*
Loss on debt extinguishment	(4.5)	—	—	—

Income (loss) from continuing operations before income taxes	(1.9)	2.1	3.5	1.4
Income tax benefit (expense)	*	*	0.1	*

Net income (loss)	(1.9)	2.1	3.6	1.4

*	Less than 0.1%
Comparison of Three Months Ended September 30, 2006 to Three Months Ended October 1, 2005
     Net revenues. Net revenues increased by $8.5 million, or 9.9%, to $94.0 million in the three months ended September 30, 2006 from $85.5 million in the three months ended October 1, 2005. The increase was mostly comprised of a $7.0 million increase in non-comparable store revenues and a $1.0 million, or 5.1%, increase in our direct-to-consumer channel. Additionally, we experienced an increase in our international revenues of $0.2 million, or 16.3%.
     Growth in comparable store revenues from the three months ended October 1, 2005 to the three months ended September 30, 2006 was $0.2 million, or 0.2%. Four stores entered the comparable store base for the first time during the three months ended September 30, 2006, contributing $0.4 million to the increase in comparable store sales. We believe that comparable store revenues continued to be negatively impacted by increased competition in select markets. In comparison, comparable store revenues for the three months ended October 1, 2005 increased by $3.2 million, or 6.2%, compared to the third fiscal quarter of 2004.
     Non-comparable store revenues primarily include revenues from seven stores in operation that were opened subsequent to October 1, 2005, contributing $5.7 million, two stores that will move into the comparable store revenue base in the fourth quarter of fiscal 2006, contributing $1.1 million and three stores that moved into the comparable store revenue base midway through the third quarter of fiscal 2006, but which contributed $0.2 million.
     Gross profit. Gross profit increased by $2.5 million, or 8.3%, to $32.4 million in the three months ended September 30, 2006 from $29.9 million in the three months ended October 1, 2005. Increased net revenues led to higher gross profit for the three months ended September 30, 2006. Gross profit was 34.4% of net revenues in the three months ended September 30, 2006 compared to 34.9% of net revenues in the three months ended October 1, 2005. The decrease in gross margin percentage was attributable to a continued sales mix shift driven by strong sales of clubs that generally carry lower gross margins. Additionally, increased distribution costs relating to our receiving and shipping of products, as well as increased freight costs, net of earned discounts, accounted for decreases in gross profit of $0.5 million during the three months ended September 30, 2006 as compared to the three months ended October 1, 2005. These declines in gross profit were partially offset by increases in vendor allowances of $0.6 million.
     Selling, general and administrative. Selling, general and administrative expenses increased by $2.9 million, or 11.6%, to $28.4 million in the three months ended September 30, 2006 from $25.4 million in the three months ended October 1, 2005. Selling, general and administrative expenses were 30.2% of net revenues in the three months ended September 30, 2006 compared to 29.7% of net revenues in the three months ended October 1, 2005. The increases in selling, general and administrative expenses were primarily due to an increase of $2.4 million related to non-comparable stores, a $0.1 million non-cash stock compensation expense and a $0.3 million increase in payroll related to our direct-to-consumer channel, corporate and international operations.
     The increase in non-comparable store expenses of $2.4 million was mainly related to the opening of seven new stores in the nine months ended September 30, 2006. The increase in non-comparable retail expenses was comprised of $1.2 million in fixed expenses, including occupancy and depreciation costs and $1.2 million in variable expenses, consisting mainly of payroll and advertising.
     Store pre-opening expenses. Store pre-opening expenses decreased by $0.1 million to $0.2 million in the three months ended September 30, 2006 from $0.3 million in the three months ended October 1, 2005. During the three months ended September 30, 2006, we incurred $0.2 million of expenses primarily related to the planned opening of three new retail locations during the fourth fiscal quarter of 2006. During the three months ended October 1, 2005, we incurred $0.3 million of expenses related to the opening of three new retail locations during the third fiscal quarter of 2005.
     Interest expense. Interest expense for the three months ended September 30, 2006 consists of interest in respect of borrowings under the Amended and Restated Credit Facility. Interest expense for the three months ended October 1, 2005 consists of interest in respect of borrowings under the Senior Secured Notes and the Old Senior Secured Credit Facility. Interest expense decreased by $2.1 million, or 71.5%, to $0.8 million in the three months ended September 30, 2006 from $2.9 million in the three months ended October 1, 2005. For further discussion, see “—Liquidity and Capital Resources —Historical Indebtedness—Senior Secured Notes,” “—Liquidity and Capital Resources —Historical Indebtedness—Old Senior Secured Credit Facility” and “—Liquidity and Capital Resources —New Indebtedness” below.
     Interest income. Interest income increased by approximately $0.3 million in the three months ended September 30, 2006 from $3,700 in the three months ended October 1, 2005. The increase was due to interest earned during the 30-day call period on amounts paid to the trustee to retire the Senior Secured Notes.
     Other income. Other income increased to $0.1 million in the three months ended September 30, 2006 from $35,000 in the three months ended October 1, 2005. The increase was primarily attributable to non-cash derivative income of $58,000. Derivative income was recorded as a result of the change in the fair value from July 1, 2006 to July 15, 2006 of an option granted to the underwriters representing us in the IPO that allowed the underwriters to purchase 900,000 shares of our common stock at a 7% discount to the IPO price of $11.50 per share.
     Other expense. Other expense increased by $21,000 to $37,000 in the three months ended September 30, 2006 from $16,000 in the three months ended October 1, 2005. The increase resulted from foreign exchange losses.
     Income taxes. We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the three months ended September 30, 2006 or the three months ended October 1, 2005, due to a full valuation allowance being recorded. Income tax benefit of $77,000 and $21,000 during the three months ended September 30, 2006 and the three months ended October 1, 2005, respectively, represents foreign income tax benefit.
Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended October 1, 2005
     Net revenues. Net revenues increased by $31.0 million, or 12.3%, to $282.9 million in the nine months ended September 30, 2006 from $252.0 million in the nine months ended October 1, 2005. The increase was mostly comprised of a $7.5 million, or 4.2%, increase in comparable store revenues and an increase in non-comparable store revenues of $20.4 million. Additionally, we experienced an increase in our direct-to-consumer channel revenues of $2.0 million, or 3.1%, as well as an increase in our international revenues of $0.8 million, or 19.7%.
     Growth in comparable store revenues from the nine months ended October 1, 2005 to the nine months ended September 30, 2006 was driven by a $6.0 million increase in golf club sales, which are higher priced products than other products we sell. Additionally, nine stores entered the comparable store base for the first time during the nine months ended September 30, 2006, contributing $1.4 million to the increase in comparable store sales. We believe this growth was positively affected by higher levels of consumer confidence and the continued effects of executing our business strategy. We also believe that comparable store revenues continued to be negatively impacted by increased competition in select markets. In comparison, comparable store revenues for the nine months ended October 1, 2005 decreased by $0.3 million, or 0.2%.
     Non-comparable store revenues primarily include revenues from seven stores in operation that were opened subsequent to October 1, 2005, two stores that moved into the comparable store revenue base in the fourth quarter of fiscal 2006 and six stores that became comparable during the nine months ended September 30, 2006, but which contributed $10.4 million in non-comparable store net revenues during the nine months ended September 30, 2006.
     Gross profit. Gross profit increased by $9.4 million, or 10.4%, to $99.9 million in the nine months ended September 30, 2006 from $90.5 million in the nine months ended October 1, 2005. Increased net revenues led to higher gross profit for the nine months ended September 30, 2006. Gross profit was 35.3% of net revenues in the nine months ended September 30, 2006 compared to 35.9% of net revenues in the nine months ended October 1, 2005. The decrease in gross margin percentage was largely attributable to a sales mix shift driven by strong sales of clubs that generally carry lower gross margins during the nine months ended September 30, 2006. Additionally, increased distribution costs relating to our receiving and shipping of products, mainly related to promotional shipping terms offered to our customers, as well as increased freight costs, net of earned discounts, due to rising gas prices accounted for decreases in gross profit of $1.9 million during the nine months ended September 30, 2006 as compared to the nine months ended October 1, 2005. These declines in gross profit were partially offset by increases in vendor allowances of $1.6 million.
     Selling, general and administrative. Selling, general and administrative expenses increased by $11.4 million, or 15.3%, to $86.2 million in the nine months ended September 30, 2006 from $74.8 million in the nine months ended October 1, 2005. Selling, general and administrative expenses were 30.5% of net revenues in the nine months ended September 30, 2006 compared to 29.7% of net revenues in the nine months ended October 1, 2005. The increase in selling, general and administrative expenses was due to a $3.0 million fee paid to terminate our management consulting agreement with First Atlantic Capital, Ltd., a $0.5 million non-cash stock compensation expense relating to new stock option grants and modifications to existing stock option grants, an increase of $6.8 million related to non-comparable stores and an increase of $1.1 million related to our direct-to- consumer channel, corporate and international operations.
     The increase in non-comparable store expenses of $6.8 million was mainly related to the opening of seven new stores during the nine months ended September 30, 2006, two stores that move into the comparable store revenue base in the fourth quarter of fiscal 2006 and six stores that became comparable during the nine months ended September 30, 2006. The increase in non-comparable retail stores expenses was comprised of $3.0 million in fixed expenses, including occupancy and depreciation costs, and $3.8 million in variable expenses, consisting mainly of payroll and advertising. The increase of $1.1 million related to our direct-to-consumer channel, corporate and international operations was primarily related to an increase in variable expenses consisting mainly of payroll. This increase was due to the growth in staff necessary to support our store opening plan and public company costs.
     Store pre-opening expenses. Store pre-opening expenses decreased by $0.3 million, or 18.5%, to $1.4 million in the nine months ended September 30, 2006 from $1.7 million in the nine months ended October 1, 2005. We incurred $1.3 million of expenses related to the opening of seven new retail locations during the nine months ended September 30, 2006. We incurred $1.7 million of expenses related to the opening of eight new retail locations during the nine months ended October 1, 2005, consisting of six new stores and two relocated stores.
     Interest expense. Interest expense consists of interest in respect of borrowings under the Senior Secured Notes, the Old Senior Secured Credit Facility and, now, the Amended and Restated Credit Facility. Interest expense decreased by approximately $2.0 million, or 23.5%, to $6.6 million in the nine months ended September 30, 2006 from $8.7 million in the nine months ended October 1, 2005 as a result of the retirement of the Senior Secured Notes in the second fiscal quarter of 2006. For further discussion, see “—Liquidity and Capital Resources — Historical Indebtedness—Senior Secured Notes,” “—Liquidity and Capital Resources — Historical Indebtedness—Old Senior Secured Credit Facility” and “—Liquidity and Capital Resources —New Indebtedness” below.
     Interest income. Interest income increased by approximately $366,000 to $433,000 in the nine months ended September 30, 2006 from $67,000 in the nine months ended October 1, 2005. The increase was due to interest earned during the 30-day call period on amounts paid to the trustee to retire the Senior Secured Notes.
     Other income. Other income increased to $1.5 million in the nine months ended September 30, 2006 from $66,000 in the nine months ended October 1, 2005. The increase was primarily attributable to non-cash derivative income of $1.1 million. Derivative income was recorded as a result of the change in the fair value from the grant date of June 15, 2006 to July 15, 2006 of an option granted to the underwriters representing us in the IPO that allowed the underwriters to purchase 900,000 shares of our common stock at a 7% discount to the IPO price of $11.50 per share. Other income also increased by $0.3 million as a result of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period October 25, 1992 to June 21, 2003.
     Other expense. Other expense increased by $57,000 to $145,000 in the nine months ended September 30, 2006 from $88,000 in the nine months ended October 1, 2005. The increase resulted from foreign exchange losses.
     Extinguishment of debt. Upon the closing of the IPO on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. We recorded a loss of $12.8 million on the extinguishment of this debt, as reported in the statement of operations. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million.
     Income taxes. We record income taxes, consisting of federal, state and foreign taxes, based on the effective rate expected for the fiscal year. Actual results may differ from these estimates. We did not record federal income tax expense for the nine months ended September 30, 2006 or the nine months ended October 1, 2005, due to a full valuation allowance being recorded. Income tax expense of $31,000 and $76,000 during the nine months ended September 30, 2006 and the nine months ended October 1, 2005, respectively, represents foreign income tax expense.
Liquidity and Capital Resources
     Prior to June 2006, we financed our activities through cash flow from operations, a private placement of debt securities (subsequently exchanged for notes registered under the Securities Act of 1933) and borrowings under our Old Senior Secured Credit Facility and Amended and Restated Credit Facility. On June 20, 2006, we completed the IPO in which we sold 6,000,000 shares of our common stock at an offering price to the public of $11.50 per share. The net proceeds from the IPO were approximately $61.1 million after deducting underwriting discounts and offering expenses of $7.9 million. Our shares of common stock trade on the Nasdaq Global Market under the symbol “GOLF.”
     The net proceeds from the IPO, along with borrowings under our Amended and Restated Credit Facility were used to retire the $93.75 million face value Senior Secured Notes, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd.
     As of September 30, 2006, we had cash and cash equivalents of $1.6 million and outstanding debt obligations under our Amended and Restated Credit Facility of $43.2 million. We had $16.0 million in borrowing availability under our Amended and Restated Credit Facility as of September 30, 2006, as defined by the agreement’s borrowing base definitions and after giving effect to required reserves of $2.5 million.
     Based on our current business plan, we believe our existing cash balances and cash generated from operations, and borrowing availability under our Amended and Restated Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, we may seek to sell additional equity or arrange debt financing to give us financial flexibility to pursue attractive opportunities that may arise in the future. Further, we believe cash outflows related to new store openings, store retrofittings, advertising and capital expenditures, can be adjusted accordingly if needed because of our working capital requirements. If cash from operations and from our Amended and Restated Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth below under “Additional Factors That May Affect Future Results” for discussion of the risks affecting our operations.

Cash Flows
Operating activities
     Net cash used in operating activities was $0.1 million in the nine months ended September 30, 2006, compared to net cash used in operating activities of $2.2 million in the nine months ended October 1, 2005. This change was principally due to a decrease in cash used for the purchase of inventory of $2.1 million.
Investing activities
     Net cash used in investing activities was $12.1 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $9.2 million for the nine months ended October 1, 2005. The increase was largely driven by the opening of seven new stores in the nine months ended September 30, 2006 compared to the opening of six new stores in the nine months ended October 1, 2005. For the nine months ended September 30, 2006, capital expenditures were comprised of $11.6 million for new and existing stores and $0.6 million for corporate projects. For the nine months ended October 1, 2005, capital expenditures were comprised of $8.7 million for new and existing stores and $0.5 million for general corporate needs.
Financing activities
     Net cash provided by financing activities was $9.6 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $2.9 million for the nine months ended October 1, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 was comprised of proceeds from the IPO, net of settled transaction costs, of $61.2 million along with proceeds from our Amended and Restated Credit Facility and Old Senior Secured Credit Facility of $130.8 million. These cash inflows were partially offset by cash used of $94.4 million to retire the Senior Secured Notes, and cash used of $87.5 million to repay existing indebtedness under our Old Senior Secured Credit Facility and our Amended and Restated Credit Facility.
     Net cash from financing activities for the nine months ended October 1, 2005 consisted primarily of proceeds from our Old Senior Secured Credit Facility, net of payments.
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
     Within 120 days after the end of each fiscal year, we were required by the indenture governing the Senior Secured Notes to offer to repurchase the maximum principal amount of the Senior Secured Notes that may be purchased with 50% of our excess cash flow from our previous fiscal year at a purchase price of 100% of the accreted value of the Senior Secured Notes to be purchased. The indenture governing the Senior Secured Notes defined excess cash flow as consolidated net income plus interest, amortization and depreciation expense, income taxes, and net non-cash charges, less certain capital expenditures, increases in working capital, cash interest expense and income taxes. As of the end of fiscal 2005, we determined that we did not have any excess cash flow, as defined in the indenture, and were thus not required to offer to repurchase any of the Senior Secured Notes. The Senior Secured Notes had a final maturity date of October 15, 2009, although we were required by the indenture governing the Senior Secured Notes to make principal payments on the Senior Secured Notes of $18.75 million in 2007 and $9.375 million in 2008.
     The proceeds received from the IPO, along with proceeds from our Amended and Restated Credit Facility were used to retire the Senior Secured Notes. Upon the closing of the IPO on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, we were obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. We provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006. The Senior Secured Notes were redeemed on July 20, 2006 for $94.4 million. As the notice to call the Senior Secured Notes was irrevocable, we recorded a loss on extinguishment of debt during the nine-month period ended September 30, 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by us in an interest-bearing account, for which we were the beneficial owners of the interest. During the period from June 20, 2006 to July 20, 2006, we recorded approximately $0.4 million of interest income related to these funds.
Old Senior Secured Credit Facility
     We had a senior secured credit facility with availability of up to $12.5 million (after giving effect to required reserves of $500,000), subject to customary conditions (the “Old Senior Secured Credit Facility”). The Old Senior Secured Credit Facility was secured by a pledge of our inventory, receivables and certain other assets. The Old Senior Secured Credit Facility provided for same-day funding of the revolver, as well as letters of credit up to a maximum of $1.0 million. Interest on outstanding borrowings was payable, at our option, at either an index rate or a LIBOR rate. Index rate loans bear interest at a floating rate equal to the higher of (i) the base rate on corporate loans quoted by The Wall Street Journal or (ii) the federal funds rate plus 50 basis points per annum, in either case plus 1.00%. LIBOR rate loans bear interest at a rate based on LIBOR plus 2.50%. We had the option to choose 1-, 2-, 3- or 6-month LIBOR periods for borrowings bearing interest at the LIBOR rate. In addition, the Old Senior Secured Credit Facility required us to pay a monthly fee of 2.50% per annum of the amount available under outstanding letters of credit. We were also required to pay a monthly commitment fee equal to 0.5% per annum of the undrawn availability, as calculated under the agreement.
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
     Loans incurred under the Amended and Restated Credit Facility bore interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent (1.50%), or (2) the “Base Rate,” which was equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. The Loans now bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.

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
     Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At September 30, 2006, we had $43.2 million outstanding under the Amended and Restated Credit Facility and $16.0 million of borrowing availability after giving effect to required reserves of $2.5 million.
     Borrowings under our Amended and Restated Credit Facility typically increase as working capital requirements increase in anticipation of the important selling periods in late spring and in advance of the December holiday gift-giving season, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the Amended and Restated Credit Facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms.
Contractual Obligations
     The following table of our material contractual obligations as of September 30, 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years
	(in thousands)
Operating leases	$162,750	$19,671	$39,123	$37,173	$66,783
Purchase obligations (1)	$7,471	$6,190	$1,281	$—	$—

Total	$170,221	$25,861	$40,404	$37,173	$66,783

(1)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.
Capital Expenditures
     Subject to our ability to generate sufficient cash flow, for fiscal year 2006 we expect to spend up to $16.0 million in capital expenditures to open additional stores and/or to retrofit, update or remodel existing stores.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks, which include changes in U.S. interest rates and foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
     The interest payable on our Amended and Restated Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of September 30, 2006, if the maximum available under the credit facility of $59.3 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $5.93 million on an annual basis, thereby materially affecting our results from operations and cash flows. As our debt balances consist strictly of our Amended and Restated Credit Facility discussed herein, we are not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during the three and nine-month periods ended September 30, 2006. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
Foreign Currency Risks
     We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
     We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which exposes us to market risk associated with foreign currency exchange rate fluctuations. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position. Additionally, we were not a party to any derivative instruments during the three and nine-month periods ended September 30, 2006.
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
     Internal Control over Financial Reporting. During the nine months ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, in the aggregate, would have a material adverse impact on our financial results or consolidated financial statements.
Item 1A. Risk Factors
     There have been no material changes in our risk factors with respect to our quarter ended July 1, 2006 from those disclosed in the final prospectus used in connection with our initial public offering and filed with the Securities and Exchange Commission on June 16, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II: OTHER INFORMATION
Item 6. Exhibits
10.1	Golfsmith International Holdings, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on August 25, 2006).

10.2	Notice of Deferred Stock Unit Grant (incorporated by reference to Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Form 8-K filed on August 25, 2006).

10.3	Form of Deferred Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to Golfsmith International Holdings, Inc.’s Form 8-K filed on August 25, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ James D. Thompson

James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: November 7, 2006

By:	/s/ Virginia Bunte

Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: November 7, 2006