Form 10-K
period 2006-12-30
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2007-03-30
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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
11000 N. IH-35
Austin, Texas 78753
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: (512) 837-8810
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The Nasdaq Stock Market
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          Yes    ☐ No    ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
          Yes    ☐ No    ☑
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
          Yes    ☐ No    ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $67.1 million. Aggregate market value excludes an aggregate of 9,068,005 shares of common stock held by officers and directors and by each person known by the Registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
There were 15,722,993 shares of the registrant’s common stock issued and outstanding as of March 15, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 30, 2006

i

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
CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These statements include but are not limited to:
•	the timing, amount and composition of future capital expenditures;

•	the timing and number of new store openings and our expectations as to the costs associated with new store openings;

•	the timing and completion of the remodeling of our existing stores; and

•	our plans to grow particular areas of our business, including sales of our proprietary-branded products, our apparel and tennis products.
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
In addition, statements that use the terms “believe,’’ “expect,’’ “plan,’’ “intend,’’ “estimate,’’ “anticipate’’ and similar expressions are intended to identify forward-looking statements. In addition other statements may also be forward-looking statements. All forward-looking statements in this Annual Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to control or predict. You should not put undue reliance on any forward-looking statements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I
Item 1. Business
Overview
We believe that we are the nation’s largest specialty retailer of golf and tennis equipment, apparel and accessories based on sales. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf retail industry. We operate as an integrated multi-channel retailer, providing our customers, whom we refer to as “guests”, the convenience of shopping in our 65 stores across the nation, through our Internet site, www.golfsmith.com, and from our catalogs. Our stores have knowledgeable employees, whom we refer to as “caddies”, and feature an activity-based shopping environment where our guests can test the performance of golf clubs in our in-store hitting areas. We offer an extensive product selection that features premier national brands as well as our proprietary products and pre-owned clubs. We also offer a number of guest services and customer care initiatives including our SmartFit TM custom club-fitting program, in-store golf lessons, our club trade-in program, our 90-day playability guarantee, our 115% low-price guarantee and our proprietary credit card. Our distribution and fulfillment center and management information systems support and integrate our distribution channels and provide a scalable platform to support our planned expansion.
We began as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog. Over the next 25 years, we continued to expand our product offerings, opened larger retail stores and expanded our direct-to-consumer business by adding to our catalog titles. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, an investment fund managed by First Atlantic Capital, Ltd. acquired us from our original founders, Carl, Barbara and Franklin Paul and continues to retain a majority ownership interest in us. In June 2006, we completed our initial public offering and listing on the Nasdaq Global Market.
Store Operations
We opened our first retail store in 1972 and currently operate 65 stores in 15 states. The locations of our stores are more fully described in Item 2, “Properties.”
We design our stores to provide an exciting, activity-based shopping environment that resonates with the golf and tennis enthusiast and highlights our extensive product offering. To date, we have determined that, in most locations, our store concept is best suited to an 18,000 to 22,000 square foot format, although in certain locations we operate stores outside of this range. In addition, in the future we may determine to open new stores outside of this basic range depending on local market demographics, competition, real estate prices and availability.
Each Golfsmith store offers a full line of premier-branded clubs, balls, apparel and accessories, as well as our proprietary-branded products. The majority of our stores also offer club components, clubmaking tools, supplies and on-site clubmaking, custom club-fitting, club repair services as well as tennis racket stringing. Our stores incorporate technology, lessons and club demos in a range-like setting. All of our stores offer hitting areas, putting greens and ball-launch monitor technology. Our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a wider assortment of demo clubs.
We have entered into an agreement with GolfTEC Learning Centers to provide precision club-fitting and PGA-certified golf instruction to our guests. We had GolfTEC Learning Centers in 38 of our 62 stores as of December 30, 2006.
We intend to expand our store base selectively in existing and new markets in locations that fit our selection criteria, which include:
•	demographic characteristics, such as above-average annual household income and a high number of golfers who play 25 or more rounds per year (“avid golfers”);

•	presence and strength of competition;

•	visibility from and access to highways or other major roadways;

•	the level of our penetration in a given market, either through our existing retail stores or our direct-to-consumer channel;

•	original equipment manufacturer information indicating that the location is a top sales market;

•	proximity to a large metropolitan area;

•	the ability to obtain favorable lease terms; and

•	“Big Box” retail co-tenants that are likely to draw guests to our locations.
After we identify a potential site, we analyze demographic and competitive data to project store revenues and develop profitability forecasts.
Our stores accounted for 74.0% of our net revenues in fiscal 2006, 72.3% in fiscal 2005 and 69.0% in fiscal 2004. From January 2004 to December 2006, we increased the number of our stores from 38 to 62.

Direct-to-Consumer
Our direct-to-consumer channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our guests a complete line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 23.8% of our net revenues in fiscal 2006, 25.7% in fiscal 2005 and 28.5% in fiscal 2004. The decrease in the percentage of our net revenues derived from our direct-to-consumer channel correlates with our increased number of stores and the related growth in net revenues.
Internet
We offer over 31,000 golf and tennis stock keeping units (“SKU’s”) through our Internet site, www.golfsmith.com, which we began in 1997. We also have 31 registered domain names that link to www.golfsmith.com including two which are linked to our European website and one to our Canadian website.
Through our Internet site, we seek to extend to the direct-to-consumer channel the innovative services offered in our stores. We have further enhanced the guest shopping experience by featuring, among other items, the following:
•	online SmartFit TM system - allows our guests to custom-fit their golf clubs to their personal specifications by providing step-by-step instructions to walk them through the online club-fitting process,

•	tips on equipment – provides guidance on how to select appropriate golf and tennis equipment,

•	product personalization services – allows guests to order personalized merchandise,

•	in-store pickup – allows guests to order an item online and avoid the delivery expenses and waiting time,

•	store and item locator – allows guests to enter the zip code and locate the store nearest to them in which a selected item is in stock,

•	pre-owned club information – provides our guests with full access to our pre-owned club selection, including detailed information about the type of club and its condition,

•	Club Trade-In Program – allows guests to trade in their used clubs and receive a merchandise credit for the value of the clubs in exchange,

•	“Drive” section – is specifically designed for the woman golfer,

•	tennis section - includes a detailed buyer’s guide to assist both tennis enthusiasts and recreational tennis players in making their purchases,

•	search functionality – allows guests to search for an item of apparel by a specific category, color, brand or material,

•	product reviews - allows guests to post and read reviews of any product that we offer, and

•	trip and vacation planner – allows guests to use our website to plan their golfing vacations, including booking airplane, hotel and rental car reservations, and,
In addition, in February 2007, we partnered with ESPN to make Golfsmith.com the official golf and tennis pro shop of ESPN.com. Under the agreement, each ESPN.com golf and tennis page will feature promotions and links to Golfsmith.com. We will be providing marketing, customer service and product distribution to ESPN.com golf and tennis shoppers.
We believe our Internet site complements our retail stores and catalogs by building guest awareness of our brand and acting as an effective marketing vehicle for new product introductions, special product promotions and our proprietary-branded products. We believe that our Internet site also drives traffic to our stores, as evidenced by the fact that one of the most-used features on the Internet site is the store-locator functionality.
Catalogs
We have a 40-year history as a catalog retailer and believe that we are one of the industry’s leading golf specialty catalog retailers based on circulation. Our principal catalog publications are the “Golfsmith Consumer Catalog,” targeting the avid male golfer, and the “Golfsmith Clubmaking Catalog,” a specialty catalog for people who build their own clubs. In 2005, we launched our first “Annual Buyer’s Guide,” designed to be the most extensive and informative catalog of golf-related equipment and accessories, providing pictures and descriptions of many of the 15,000 SKUs offered in 216 pages. In the same year, we launched our “Drive” catalog, targeted specifically to the women golfer and offering fashionable apparel and state-of-the-art golf equipment. In fiscal 2006, we premiered our “Center Court” tennis catalog, which carries major brands of tennis equipment, apparel and accessories. Beyond shopping in our stores and on our website, we believe the “Center Court” tennis catalog will help support and grow our relationship with core tennis enthusiasts.
Our catalog titles are designed and produced by our in-house staff of art directors, writers and photographers. The monthly production and distribution schedule of our consumer catalogs permits us to introduce new products regularly and make price adjustments as necessary. Our continued strategy of producing more targeted catalog vehicles follows the industry trend towards developing more niche, targeted publications for customers.
Our customer database contains approximately 2.9 million names of guests who have purchased our products since 2000, as well as other individuals who have requested to receive our periodic mailings. We have developed this database largely through our catalog and website order-processing and, to a lesser extent, through contests and point-of-sale data collection in our stores. We use statistical evaluation and selection techniques to determine which guest segments are likely to contribute the greatest revenues per mailing.
Products and Merchandising
We offer a broad assortment of golf and tennis brands and products, including our own proprietary brands, through our sales channels. We generally price our products consistently across our channels. We also tailor the merchandise selection in our particular stores to meet the regional preferences of our guests. By providing a wide-ranging, in-depth assortment, we believe we will continue to attract the full spectrum of guests from avid to recreational golfers as well as both tennis enthusiasts and recreational tennis players with buying interest across all price points.
Technological cycles
Substantial technological advancements in equipment over the past decade have shortened product replacement cycles and increased prices. Significant advances have been achieved in club head, shaft and golf ball construction, design and materials. The recent popularity of utility or “hybrid” clubs, a category of clubs that combines elements of both woods and irons into their design is driving another product replacement cycle. The introduction of new and improved products, together with advertising and promotions by equipment manufacturers and retailers emphasizing the importance of proper equipment to one’s game, has encouraged golfers to change their equipment more frequently.
Branded Products
We are a retailer of premier-branded golf and tennis merchandise. We believe that carrying a broad selection of the latest premier-branded merchandise is critical to driving business with our highest-spending and most passionate guests, the avid golf and tennis player.
Clubs. We carry a wide variety of premier-branded golf clubs from leading national manufacturers catering to both avid and recreational golfers. We have continued to increase our assortment of pre-owned premier-branded clubs as we have expanded our Club Trade-in program. This has enabled us to provide value-conscious guests with additional price-points on premium branded clubs. The premier golf club brands that we offer include, among others, Callaway, Cleveland, Cobra, Nike, Ping, TaylorMade, and Titleist.
Apparel and footwear. We offer a range of golf and tennis apparel including shirts, sweaters, vests, pants, shorts and outerwear along with such accessories as jewelry, watches and leather goods from such premier brands as adidas, Ashworth, Ben Hogan, Callaway, Greg Norman, Nike and Ping. We also offer footwear for both golf and tennis for men, women and juniors from top national brands such as adidas, Bite, Callaway, Ecco, Etonic, FootJoy, Lady Fairway, Nike, Oakley, Prince and Wilson.
Golf balls. We offer a broad range of nationally recognized golf ball brands including Bridgestone, Callaway, MaxFli, Nike, Titleist, and Top-Flite. These premier-branded golf balls provide our guests with the ability to select products that suit their desire for distance and control.
Accessories. We provide an extensive range of golf and tennis accessories to support our guests’ golf and tennis activities including technology devices such as Global Position System (“GPS”) range finder units and other golf and tennis accessories, such as tees, sunglasses, cleaning and repair kits, towels, tennis bags, tennis strings and golf cart heaters. The premier brands of the accessories that we offer include Bushnell, Coleman, Head, Nike, Oakley, Prince, SkyHawk, Team Effort and Wilson.
Racquets. We offer a variety of premier national tennis racquet brands, such as Babolat, Head, Prince, Völkl and Wilson.
Golfsmith Proprietary Brands. Our proprietary trademarks and service marks include Golfsmith ®, Black Cat ®, Crystal Cat ®, Killer Bee ®, Lynx ®, Parallax ®, Predator ®, Snake Eyes ® , Tigress ®, Zevo ®, ASI TM, GearForGolf TM, GiftsForGolf TM, J.G.H. TM and VictorScot TM. In fiscal 2006, our proprietary-branded products accounted for $53.3 million of our net sales. We maintain proprietary merchandise in a number of categories including apparel, club, golf bags, shoes and other accessories. In October 2006, we entered into an exclusive partnership with world-renowned PGA Teaching Professional Hank Haney to create a comprehensive line of golf-training aids to further enhance our proprietary product offerings.
Our proprietary brands provide quality products at attractive prices and generally have higher gross margins than the premier-branded products we offer. We control the product development of our proprietary brands through our internal research and development team. In addition, through our proprietary branded products, we are able to appeal to custom clubmakers and enhance our status as equipment design experts.

We position our proprietary-branded products to target a different customer base so as not to compete directly with the premier-branded merchandise that we offer. While the premier-branded merchandise we offer generally attracts avid golfers who are typically less value-conscious, our proprietary brands generally serve our more value-conscious guests. By maintaining an inventory of premier-branded merchandise and our proprietary brands, we are able to supply our guests a broad assortment of products along a continuum of price points.
Club Components
We offer a large selection of club components, including club heads (consisting primarily of our proprietary brands), shafts and grips, from the premier national brands in club components, including Aldila, Fujikura, Golf Pride, Lamkin, Royal Precision, True Temper, UST and Winn.
Seasonality
Our sales and net operating income are typically driven by the periods during the year that include the warm weather months and the December holiday gift-giving season.
Customer Care Initiatives
We offer our guests the following initiatives to foster their loyalty and promote confidence in their purchases:
•	90/90 Playability Guarantee. This initiative allows our guests to purchase and use certain clubs for up to 90 days and to return the clubs for a merchandise credit equal to 90% of the price if they aren’t satisfied with it.

•	115% Price Guarantee. We offer a 115% low price guarantee whereby we will refund 115% of the difference in purchase price if a guest notifies us within 30 days of purchase of a lower price offered by another authorized retailer.

•	Club Trade-Ins. Our Club Trade-In Program allows guests to receive a merchandise credit for their pre-owned clubs which can be applied toward the purchase price of new clubs or other products. Guests can trade in their clubs at any store, through our internet site or through our catalog. Our Club Trade-In Program is enhanced by periodic initiatives such as our National Trade-In Days program where guests are given additional value for trading in their used clubs.

•	Golfsmith Credit Card. We offer our own proprietary credit card, which provides our qualified guests with flexible payment options such as “no interest, no payments for six or 12 months,” for their Golfsmith purchases. As a result of our partnership with a national financial institution, we do not bear any of the financing risk associated with this program.

•	Loyalty Program. In April 2006, we launched our Player Rewards loyalty program to attract and retain guests that shop five or more times per year for either golf or tennis merchandise across all of our channels. The program is free to all guests and provides members with advance notice of sales and special events, exclusive invitations to VIP-only events, special pricing on select items, trade-in bonuses and coupons and discounts on select products and services.
As part of our guest-first philosophy, we also provide our guests with a number of other golf and tennis-related services, including the following:
•	SmartFit™ Custom Club Fitting Program. We offer guests the ability to custom-fit their clubs through our SmartFit TM program. Through our SmartFit TM program, we customize premier and proprietary-branded clubs to the guest’s physical profile (height, wrist-to-floor distance and hand size), swing speed and the guest’s desired game characteristics (trajectory, control and distance). We also have the ability to custom build a set of golf clubs from scratch using our clubmaking technology and components. Our SmartFit TM program is available to our guests at every store, as well as through our Internet site.

•	GolfTEC Learning Centers. Our relationship with GolfTEC Learning Centers complements our in-store caddy team by providing in-store golf instruction. GolfTEC’s proprietary system features digital video, motion analysis and ball-flight projection to allow its staff of PGA-certified teaching pros to analyze our guest’s swing and compare it to a database of the swings of various professional golfers. In addition, GolfTEC provides software that enables guests to review their lesson, drills and instructor comments online. Guests’ participation in GolfTEC lessons drives traffic within our stores as our guests buy lesson packages that encourage repeat visits to our store location. As of December 2006, GolfTEC provided in-store golf lessons in 38 of our stores.

•	Club Repair and Clubvantage Program. We offer club repair services at all of our stores. In addition we sell two- and three-year plans under our Clubvantage program that provide for all labor costs for re-gripping, re-shafting and repairing individual clubs or club sets. The program provides additional benefits, such as an additional credit on any clubs that are traded in and a savings certificate for the Harvey Penick Golf Academy.

•	Expert Racquet Stringing. As a member of the U.S. Racquet Stringers Association, we are able to offer our guests expert racquet stringing services. Our professionally-trained Master Racquet Technicians have passed comprehensive tests to ensure their knowledge and understanding of racquet service. Our Master Racquet Technicians provide our guests with a full range of racquet services and answer their racquet-related questions.

Customer Service
We strive play the role of caddy to our guests through our “caddy for life” philosophy. Through this guest services philosophy we believe we have developed a culture that has enabled us to cultivate a strong and loyal customer base.
In order to encourage a knowledgeable caddy team, we actively recruit golfing and tennis enthusiasts to serve as sales associates, because we believe that they bring enthusiasm to the shopping experience and are knowledgeable about the products they sell. We also target individuals with a strong retail background, because we believe a general understanding of retail sales is critical for marketing and selling our products.
We emphasize product knowledge at both the hiring and training stages. As part of our interview process, we test each prospective sales associate for knowledge specific to the department in which he or she is to work.
In 2006, a component of our caddies’ compensation was based on sales commissions, which we believe motivates them to learn more about our product and service offerings and to demonstrate and explain to our guests the features and benefits of our products and services. Our commission system is designed to ensure that our caddies focus on providing the products or services that are well suited to our guests. Like many retailers, we believe that this approach allows us to recruit and retain an educated and professional sales force that leads to a better guest experience.
Marketing and Advertising
Our marketing and advertising programs are designed to promote our extensive selection of premier national brands as well as our own proprietary brands at competitive prices. Through our integrated marketing and advertising, we emphasize our multi-channel business model by utilizing our in-store, catalog and Internet capabilities to promote our brand and advertise our innovative services and events.
We employ a combination of print, broadcast, radio, direct mail, e-mail and billboard media, as well as in-store events, to drive awareness of our brand. On the local level, we run newspaper advertisements to promote stores and store events. The clustering of stores in particular markets allows local advertising techniques to be more successful and cost-effective. On the national level, we run printed advertisements in national magazines, such as Golf Digest, Golf World and Golf for Women. In the past, we have run national advertisements on The Golf Channel and local television advertisements in select markets to complement our direct marketing campaign. To manage costs and increase effectiveness, we have expanded the use of e-mail for direct marketing.
The catalogs and magazines that we distribute throughout the year are also an important marketing tool. In 2006, we mailed more than 11 million catalogs. We believe that our catalogs drive online and in-store traffic and also expand recognition of the Golfsmith ® brand.
We employ additional marketing activities prior to key shopping periods, such as Father’s Day and the December holidays, and in connection with specific sales and promotions. In particular, we hold various theme- or activity-based promotions throughout the year that drive additional traffic into our stores, including demonstration days, appearances by PGA golfers, tour vans and events focusing primarily on the female guest. To reinforce our multi-channel model, we coordinate these events across both our retail store and direct-to-consumer channels.
In April 2006, we launched our Player Rewards loyalty program, which we believe further fosters guest loyalty and also provides us with valuable market intelligence and purchasing information regarding our most frequent guests. We use this information to focus our advertising efforts, encourage repeat shopping and communicate with our target customers.
Management Information Systems
Our management information systems provide us with a network and applications that are reliable, scalable and easy to use, maintain and modify. Our management information systems are based on the Oracle ERP system with additional integrated systems. This infrastructure integrates major aspects of our business across our selling channels, improves our back-office capabilities, enhances management reporting and analysis capabilities and expands our direct marketing capabilities.
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
The majority of our hardware resides at our corporate headquarters. We have implemented redundant servers and communication lines to limit downtime in the event of power outages or other potential problems. System administrators and network managers monitor and operate our network operations and transactions-processing systems to ensure the continued operation of our Internet site and transaction-processing systems. Our focus on reliability, availability and scalability has supported our operations and the continued addition of stores during 2006 and through the first quarter of fiscal 2007, without causing any interruptions to our point-of-sale system.
Purchasing
Over our 40-year history in the golf business, we have developed relationships with many of the major equipment vendors in the industry giving us a diverse network of suppliers. In each of the 2005 and 2006 fiscal years, three of our suppliers, Callaway Golf, TaylorMade / adidas Golf and Acushnet each individually supplied at least 10% of our consolidated purchases. We source substantially all of our proprietary products from contract manufacturers in Asia, which manufacture our equipment according to our specifications. We do not have long-term supply contracts with our vendors, and all of our orders are made on a purchase-order basis.
Many of our vendors provide us with volume purchasing rebates if we reach certain order targets. Additionally, our ability to resell pre-owned equipment and purchase large quantities of the prior year’s models, called “power buys,” solidifies our relationship with our vendors.
In 2005 we initiated an annual co-operative advertising program pursuant to which the cost of marketing certain vendors’ products or services is reimbursed by the vendor. This program offers our vendors differentiated co-operative advertising opportunities due to our multi-channel business model and activity-based store environment. We work closely with our vendors to find co-operative opportunities and negotiate mutually beneficial terms. Along with “vendor buy-ins” to sponsor events, these cross-promotional arrangements have enabled us to expand our own marketing activities as a result of vendor reimbursement of marketing expenses related to their products.
Distribution and Fulfillment
We have developed a hybrid distribution system that combines our central warehouse and distribution infrastructure with the direct-ship expertise of the vendor community. This hybrid distribution model increases our flexibility to allocate inventory to stores on an as-needed basis, which improves our in-stock positions.
We operate a 240,000 square-foot distribution and fulfillment center in Austin, Texas, which handles selected store inventory replenishment and substantially all direct-to-consumer order fulfillment requirements. Store inventory replenishment is accomplished using a warehouse management system that separates and collates shipments which are trucked to our stores by a third-party dedicated fleet. For those vendors whose infrastructure supports direct shipment to retail locations, our hybrid system also allows for a direct-ship component.
We dedicate 100,000 square feet of our distribution and fulfillment center to our direct-to-consumer shipping facility, which can handle over one million packages annually. This facility utilizes advanced technology, including an automated conveyor system that efficiently moves merchandise through the picking and shipping areas. While most direct-to-consumer orders are filled from this facility, our information systems allow us to search store inventory if the distribution and fulfillment center is out of stock. If needed, pick tickets are automatically generated at the appropriate store, and store caddies ship the product directly to the guest. This capability allows us to optimize our use of inventory across our supply chain and increases our order fill rates.
We also have two smaller distribution facilities near London, England and in Toronto, Canada, from which we service our European and Canadian guests, respectively.
International
We work with a group of international agents and distributors to offer golf club components and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary-branded equipment through a commissioned sales force directly to retailers. Throughout most of Europe and parts of Asia and other parts of the world, we sell our products through a network of agents, distributors and through our website. Sales through our international distributors and our distribution and fulfillment center near London, England accounted for 1.6% of our net revenues in fiscal 2006, 1.5% in fiscal 2005, and 2.2% in fiscal 2004.
Harvey Penick Academy
In 1993, we partnered with Austin, Texas, native and golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 21,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin store. The academy accounted for approximately 0.2% of our net revenues in fiscal 2006, 0.2% of our net revenues in fiscal 2005, and 0.3% in fiscal 2004.

Competition
The golf industry is highly fragmented and competitive. We compete both in the off-course specialty retail segment and in the online and catalog retail segment. The off-course specialty retail segment is characterized by sales of golf equipment and apparel, a unified store image, favorable pricing and knowledgeable staff. The online and catalog retail segment is characterized by competitive pricing, shopping convenience and a wide product selection.
Off-course specialty retailers. Due to the fragmented nature of the golf industry, off-course specialty retail stores vary significantly in size, strategy and geographic location. Some focus on specific areas of the country, and some have focused more heavily on a single channel, being slow to develop into other channels of commerce or develop multi-channel expertise. Our primary competitors in this category are Edwin Watts, Golf Galaxy and PGA Tour Superstore.
Online and catalog retailers of golf equipment. Online and catalog retailers of golf equipment sell a wide selection of merchandise through the use of catalogs and the Internet. The products are competitively priced and the direct channel offers a certain convenience to consumers. However, catalog and Internet-only retailers are not able to offer hands-on product testing and fitting. These retailers typically have a limited channel focus that limits their ability for cross-channel marketing and sales as well as for cross-channel brand promotion. Our primary competitors in this category are The Golf Warehouse and Edwin Watts.
Franchise and independent golf retailers. Franchise and independent golf retailers tend to be comprised of smaller stores with 2,000 to 5,000 square feet and generally are not positioned in major markets. Due in part to their more limited space and their position outside major markets, we believe these stores generally offer a less extensive selection of golf clubs, equipment, accessories and apparel. Many promote sales of their private label or lesser-known brands. They also do not typically have PGA-certified professionals assisting guests or advanced demonstration and testing facilities. Our main competitors in this category include Nevada Bob’s, Roger Dunn Golf Shops, Pro Golf Discount and Golf USA.
On-course pro shops. On-course pro shops are located on-site at golf courses or on-site at other golf facilities such as driving ranges. These retailers have significantly smaller stores with which to offer merchandise. While these shops generally have PGA professionals on staff, they generally offer a less extensive selection of golf clubs and equipment, choosing to devote more of their limited space to showcasing apparel. These shops also generally do not offer advanced demonstrations or diagnostic or testing equipment such as ball launch monitors.
Conventional sporting goods retailers. Conventional sporting goods retailers are generally large format 20,000 to 100,000 square foot stores that offer a wide range of sporting goods merchandise covering a variety of categories, including merchandise related to most professional sports. These stores apply a single store format to numerous specialty areas. Prices at these stores are generally competitive, but we believe that the limited space they devote to golf products restricts the breadth of their golf offering. These retailers often do not have full access to all of the premier national brands and to the full assortment of those brands’ lines. Most do not currently have PGA-certified professionals, advanced demonstration and trial facilities or club repair services. Our main competitors in this category are Dick’s Sporting Goods and The Sports Authority.
Mass merchants and warehouse clubs. These stores typically range in size from 50,000 to 200,000 square feet and above. These merchants and clubs offer a wide-range of products, but golf merchandise tends to represent a very small portion of their retail square footage and their total sales. We believe that their limited product selection and limited access to the range of premier national brands does not appeal to many golf enthusiasts. These stores also do not focus on services which address the needs of golfers specifically. Examples of such stores are Wal-Mart, Target and Costco.
Facilities
With the exception of our corporate headquarters in Austin, Texas and the store at our corporate headquarters, all premises are held under long-term leases with differing provisions and expiration dates. Our lease rents are generally fixed amounts with increases over the terms, and some leases include percentage rent requirements based on sales. Most of our leases contain provisions permitting us to renew for one or more specified terms.
We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, including general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick Golf Academy. The Austin campus also includes an equipment testing and practice area.
Details of our facilities are more fully described in Item 2, “Properties” of this Annual Report on Form 10-K.

Proprietary Rights and Intellectual Property
We are the registrant of, or have pending registrations for, over 90 trademarks and service marks in more than 25 countries including Golfsmith ®, ASI tm, Black Cat ®, Crystal Cat ®, Dry18 m, GearForGolf tm, GiftsForGolf tm , JG Hickory m, Killer Bee ®, Lynx ®, Parallax ®, Predator ®, Snake Eyes ®, Tigress ®, TourTrek m, VictorScot m and Zevo ® . We are also the owner of 31 registered domain names. We believe that our trademarks and service marks have important value and are integral to building our name recognition.
Employees
We typically staff our stores with a general manager, up to two assistant managers and, on average, 15 to 20 full-time and part-time sales staff depending on store volume and time of year. As of December 30, 2006, we employed approximately 880 full-time and 660 part-time personnel. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters. None of our work force is unionized.

Item 1A. Risk Factors
A reduction in the number of rounds of golf played and the popularity of golf or tennis may adversely affect our sales.
We generate substantially all of our net revenues from the sale of golf and tennis equipment, apparel and accessories. The demand for golf and tennis products is directly related to the popularity of golf, the number of golf participants and the number of rounds of golf being played by these participants. According to the National Golf Foundation, the number of rounds played annually in the United States declined from 518.4 million in 2000 to 501.3 million in 2005. We believe that this decline is attributable to a number of factors, including the state of the nation’s economy. If golf participation and the number of rounds of golf played decreases, sales of our products may be adversely affected. We cannot assure you that the overall dollar volume of the market for golf and tennis-related products will grow, or that it will not decline, in the future.
The demand for golf products is also directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could adversely affect our sales of golf products.
We may be unable to expand our business if adequate capital is not available.
Our ability to open new stores depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We currently anticipate spending approximately $1.8 million to open each additional store, which includes pre-opening expenses, capital expenditures and inventory costs. These expenditures can vary depending on the store’s size, geographic market conditions and the level of work required for the property when received from the landlord. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt-financing on acceptable terms or at all to implement our growth strategy.
On June 20, 2006, we completed an initial public offering of our common stock. Our stock trades on the Nasdaq Global Market under the ticker symbol “GOLF.” In the initial public offering, we sold 6,000,000 shares of common stock and received net proceeds of $61.2 million. We used these net proceeds along with borrowings under our Amended and Restated Credit Facility to retire our Senior Secured Notes with a face value of $93.75 million, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd. The completion of the initial public offering and concurrently, the completion of the Amended and Restated Credit Facility that provides for borrowings up to $65.0 million, provides us with increased financial flexibility that we believe will be helpful in executing our growth plans.
The Amended and Restated Credit Facility contains provisions which restrict our ability to incur additional indebtedness, make capital expenditures, or make substantial asset sales which might otherwise be used to finance our expansion. Our obligations under the Amended and Restated Credit Facility are secured by substantially all of our assets, which may further limit our access to capital or lending sources. As a result, we cannot assure you that we will have adequate capital to finance our current expansion plans.
A reduction in discretionary consumer spending could reduce sales of golf products.
Golf products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary golf product purchases during favorable economic conditions. Discretionary spending is affected by many factors, including general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Purchases of our products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending, whether in the United States generally or in a particular geographic area in which one or more of our stores are located, could lead to reduced sales of our products.
Our sales and profits may be adversely affected if we or our suppliers fail to develop and introduce new and innovative products that appeal to our customers.
Our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products. This is particularly true with respect to golf clubs, which accounted for approximately 46% and 45% of our net revenues in fiscal 2006 and 2005, respectively. We believe our guests’ desire to test the performance of the latest golf equipment drives traffic into our stores and increases sales. This is particularly true when significant technological advances in golf clubs and other equipment occur, although such advances generally only occur every few years. Furthermore, the success of new products depends not only upon their performance, but also upon the subjective preferences of golfers, including how a club looks, sounds and feels, and the level of popularity that a golf club enjoys among professional and recreational golfers. Our success depends, in large part, on our and our suppliers’ ability to identify and anticipate the changing preferences of our customers and our ability to stock our stores with a wide selection of merchandise that appeals to customer preferences. If we or our suppliers fail to successfully develop and introduce on a timely basis new and innovative products that appeal to our customers, our revenues and profitability may suffer.

On the other hand, if our suppliers introduce new golf clubs too rapidly, it could result in close-outs of existing inventories. Close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. These reduced margins and sales may adversely affect our results of operations and financial condition.
Competition from new and existing competitors could have an adverse effect on our sales and profitability.
Our principal competitors are currently other off-course specialty retailers, franchise and independent golf retailers, on-course pro shops, conventional sporting goods retailers, mass merchants and warehouse clubs, and online and catalog retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional sports retailers and specialty golf retailers are expanding more aggressively in marketing and supplying brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. We may also face increased competition due to the entry of new competitors, including current suppliers that decide to sell their products directly. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our margins and our results of operations in general.
Our growth will be adversely affected if we are unable to open new stores and operate them profitably.
Our growth strategy involves opening additional stores in new and existing markets. We are in the early stages of our store expansion. At December 30, 2006, we had 62 stores, of which over 40% were opened in the past three fiscal years. We currently plan to open between 12 and 14 additional new stores in 2007. In addition to capital requirements, our ability to open new stores on a timely and profitable basis is subject to various contingencies, including but not limited to, our ability to successfully:
•	identify suitable store locations that meet our target demographics;

•	negotiate and enter into long-term leases upon acceptable terms;

•	build-out or refurbish sites on a timely and cost-effective basis;

•	hire, train and retain skilled managers and personnel; and

•	integrate new stores into existing operations.
After identifying a new store site, we typically try to negotiate a long-term lease, generally between 10 and 20 years. Long-term leases typically result in long-term financial obligations that we are obligated to pay regardless of whether the store generates sufficient traffic and sales. There can be no assurance that new stores will generate sales levels necessary to achieve store-level profitability or profitability comparable to that of existing stores. New stores may also have lower sales volumes or profits compared to previously opened stores or they may have losses. In the past, we have experienced delays and cost-overruns in obtaining proper permitting, building and refurbishing stores. We cannot assure you that we will not experience these problems again, from time to time, in the future.
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
If our key suppliers limit the amount or variety of products they sell to us or if they fail to deliver products to us in a timely manner and upon customary pricing and payment terms, our sales and profitability may be reduced.
We rely on a limited number of suppliers for a significant portion of our product sales. During fiscal 2005 and 2006, three of our suppliers each accounted for at least 10% of our purchases. We depend on access to the latest golf equipment, apparel and accessories from the premier national brands in order to attract traffic into our stores and through our direct-to-consumer channel. We do not have any long-term supply contracts with our suppliers providing for continued supply, pricing, allowances or other terms. In addition, certain of our vendors have established minimum advertised pricing requirements, which, if violated, could result in our inability to obtain certain products. If our suppliers refuse to distribute their products to us, limit the amount or variety of products they make available to us, or fail to deliver such products on a timely basis and upon customary pricing and payment terms, our sales and profitability may be reduced.

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
A key element of our strategy is to generate high-volume traffic on, and increase sales through, our Internet site. Accordingly, the satisfactory performance, reliability and availability of our Internet site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain guests. Our Internet revenues will depend on the number of visitors who shop on our Internet site and the volume of orders we can fill on a timely basis. Problems with our Internet site or order fulfillment performance would reduce the volume of goods sold and could damage our reputation. We may experience system interruptions from time to time. If there is a substantial increase in the volume of traffic on our Internet site or the number of orders placed by customers, we may be required to expand and further upgrade our technology, transaction-processing systems and network infrastructure. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet site, or that we will be able to successfully and seamlessly expand and upgrade our systems and infrastructure to accommodate such increases on a timely and cost-effective basis.
The success of our Internet site depends on the secure transmission of confidential information over network and the Internet and on the secure storage of data. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. In addition, we maintain an extensive confidential database of customer profiles and transaction information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the security we use to protect customer transaction and personal data contained in our customer database. In addition, other companies in the retail sector have from time to time experienced breaches as a result of actions by their employees. If any compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could result in a loss of customers. A party who is able to circumvent our security measures could damage our reputation, cause interruptions in our operations and/or misappropriate proprietary information which, in turn, could cause us to incur liability for any resulting losses or damages. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches.
We lease almost all of our store locations. If we are unable to maintain those leases or locate alternative sites for our stores on terms that are acceptable us, our net revenues and profitability could be adversely affected.
We lease 64 of our 65 current stores. We did not close any stores during fiscal 2006. In fiscal 2005, we closed two stores when the leases for those locations expired. In both instances, we opened a new store in similar locations during fiscal 2005. We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, our net revenues, profitability and financial condition could be adversely affected.
Our operating costs and profitability could be adversely affected if we are unable to accurately predict and respond to seasonal fluctuations in our business.
Our business is seasonal. The golf season and the number of rounds played in the markets we serve fluctuate based on a number of factors, including the weather. Accordingly, our sales leading up to and during the warm-weather golf season, as well as the December holiday gift-giving season, have historically contributed to a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. The months encompassing these seasons are responsible for the majority of our annual net revenues and substantially all of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold. We incur significant additional expenditures leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. In the event of unseasonable weather during the peak season in certain markets, our sales may be lower and we may not be able to adjust our inventory or expenses in a timely fashion. This seasonality may result in volatility or have an adverse effect on our results of operations or our financial condition.
Many of our stores are clustered in particular metropolitan areas, and an economic downturn or other adverse events in these areas may significantly reduce the sales for stores located in such areas.
A significant portion of our stores are clustered in certain geographic areas, including nine in the Tri-State (New York, New Jersey and Connecticut) area, seven in the San Francisco Bay area, six in the Los Angeles area, five each in the Chicago and Dallas areas, four in the Houston area and three in each of the Atlanta, Denver, Detroit and Phoenix areas. If any of these areas were to experience a downturn in economic conditions, natural disasters such as hurricanes, floods or earthquakes, terrorist attacks, or other negative events, the stores in these areas may be adversely affected.

Our comparable store sales may fluctuate, which could negatively impact our future operating performance.
Our comparable store sales are affected by a variety of factors, including, among others:
•	guest demand in different geographic regions;

•	unseasonable weather during certain periods for certain geographic regions;

•	changes in our product mix;

•	our decision to relocate or refurbish certain stores;

•	the launch of promotional events;

•	the opening of new stores by us and our competitors in our existing markets; and

•	changes in economic conditions in the areas in which our stores are located.
Our comparable store sales have fluctuated significantly in the past, and such fluctuation may continue in the future. The percentage increase or decrease in comparable store sales compared to the prior fiscal year was 0.7% in 2004, 2.6% in 2005, and 2.0% in 2006. We have experienced decreases in comparable store sales during certain quarterly periods during the last two fiscal years and we cannot assure you that our comparable store sales will not decrease again in the future.
If we fail to accurately target the appropriate segment of the consumer catalog market or if we fail to achieve adequate response rates to our catalogs, our sales and profitability may be adversely affected.
Our results of operations depend in part on the success of our direct-to-consumer channel, which consists of our Internet site and multiple catalogs. Within our direct-to-consumer distribution channel, we believe that the success of our catalog operations also contributes to the success of our Internet site, because many of our guests who receive catalogs choose to purchase products through our Internet site. We believe that the success of our catalogs depends on our ability to:
•	achieve adequate response rates to our mailings;

•	offer an attractive merchandise mix;

•	cost-effectively add new guests;

•	cost-effectively design and produce appealing catalogs; and

•	timely deliver products ordered through our catalogs to our guests.
We have historically experienced fluctuations in the response rates to our catalog mailings. If we fail to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which could materially and adversely affect our sales, profitability and financial condition.
If we lose the services of our executive officers, we may not be able to manage our operations and implement our growth strategy effectively.
We depend on the continued service of our executive officers, who possess significant expertise and knowledge of our business and industry. Currently, we do not maintain key person insurance for any of our officers or managers. Any loss or interruption of the services of a group or several of our executive officers could significantly reduce our ability to effectively manage our operations and implement our growth strategy, and we cannot assure you that we would be able to timely find appropriate replacements should the need arise.
Atlantic Equity Partners III, L.P. has significant influence over us, including the ability to nominate a majority of our board of directors, and its interests may conflict with the interests of our other stockholders.
The largest beneficial owner of our shares, Atlantic Equity Partners III, L.P. (“Atlantic Equity Partners”), an investment fund managed by First Atlantic Capital, Ltd. (“First Atlantic Capital”), beneficially owns 60.0% of our outstanding common stock. This includes 9.7% of our outstanding stock owned by Carl and Franklin Paul over which First Atlantic Capital has voting rights pursuant to a voting rights and stockholders’ agreement among Atlantic Equity Partners and Carl and Franklin Paul. Under the agreement, Carl and Franklin Paul have also agreed that they will only transfer the shares subject to the agreement on a pro rata basis when Atlantic Equity Partners transfers its shares. As a result of its own stockholdings and this agreement, Atlantic Equity Partners, and indirectly First Atlantic Capital, will have the ability to control all matters submitted to our stockholders for approval, including:
•	the composition of our board of directors, which has the authority to direct our business and appoint and remove our officers;

•	approving or rejecting a merger, consolidation or other business combination; and

•	amending our certificate of incorporation and bylaws which govern the rights attached to our common stock.

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
This concentration of ownership of our common stock could delay lead to or affect the results of possible proxy contests, mergers, acquisitions, tender offers, purchases or sales of assets, open-market purchase programs or other public or private transactions involving our common stock or other securities.
Our sales, profitability and company-wide operations would be adversely affected if the operations of our Austin, Texas call center or distribution and fulfillment center were interrupted or shut down.
We operate a centralized call center and distribution and fulfillment center in Austin, Texas. We handle almost all our Internet site and catalog orders through our Austin facility. We also receive and ship a significant portion of our retail stores’ inventory through our Austin facility. Any natural disaster or other serious disruption to this facility would substantially disrupt our operations and could damage all or a portion of our inventory at this facility, impairing our ability to adequately stock our stores and fulfill guest orders. In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our stores during the time it takes for us to reopen or replace our Austin facility. As a result, a disruption at our Austin facility would adversely affect our sales, profitability, financial condition and operations throughout our company.
A disruption in the service or a significant increase in the cost of our primary delivery service for our direct-to-consumer operations would have a material adverse effect on our sales and profitability.
We use United Parcel Service, or UPS, for substantially all of our ground shipments of products sold through our Internet site and catalogs to our guests in the United States. Any significant disruption to UPS’s services would impede our ability to deliver our products through our direct-to-consumer channel, which could cause us to lose sales or guests. In addition, if UPS were to significantly increase its shipping charges, we may not be able to pass these additional shipping costs on to our guests and still maintain the same level of direct-to-consumer sales. In the event of disruption to UPS’s services or a significant increase in its shipping charges, we may not be able to engage alternative carriers to deliver our products in a timely manner on favorable terms, which could have a material adverse effect on our sales, profitability and financial condition.
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
If we are unable to enforce our intellectual property rights, our net revenues and profitability may decline.
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
We may be subject to product warranty claims or product recalls which could harm our reputation, adversely affect our sales and cause us to incur substantial costs or pay substantial damages.
We may be subject to risks associated with our proprietary-branded products, including product liability. Our existing or future proprietary products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace and, in turn, sales of our products. In May 2002, we learned that some of our proprietary products sold in the prior two years were not manufactured in accordance with their design specifications. Upon discovery of this discrepancy, we offered our customers refunds, replacements or gift certificates. As a result, in fiscal 2002 we recognized $300,000 in product return and replacement expenses. We cannot assure you that problems like this will not happen again in the future, or if they do, that the costs and other adverse consequences will not be more severe. In addition, it is possible that we could face similar risks with respect to the premier-branded products we sell.
Disruption of operations of ports through which our products are imported from Asia could have a material adverse effect on our sales and profitability.
We import substantially all of our proprietary products from Asia under short-term purchase orders, and a significant amount of the premier-branded products we sell is also manufactured in Asia. If a disruption occurs in the operations of ports from which our products are exported or through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight. Shipping by air is significantly more expensive than shipping by boat, and if we cannot pass these increased shipping costs on to our guests, our profitability will be reduced. A disruption at ports through which our products are imported would have a material adverse effect on our results of operations and financial condition.
We may pursue strategic acquisitions, which could have an adverse impact on our sales and operating results, and could divert the attention of our management.
Although we currently do not have any agreement or understanding to make any acquisitions, from time to time, we may grow our business by acquiring complementary businesses, products or technologies. Acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results. Negotiating potential acquisitions or integrating newly acquired businesses, products or technologies into our business could divert our management’s attention from other business concerns and could be expensive and time-consuming. Acquisitions could expose our business to unforeseen liabilities or risks associated with entering new markets or businesses. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated sales and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, or issuances of equity securities that cause dilution to our existing stockholders. Furthermore, we may incur contingent liabilities or possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our financial condition.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
At December 30, 2006, we operated 62 stores in 14 states. With the exception of the Austin store at our corporate headquarters, we lease all of our retail stores. All leased premises are held under long-term leases with differing provisions and expiration dates. Our lease rents are generally fixed amounts with increases over the terms, and some leases include percentage rent requirements based on sales. Most leases contain provisions permitting us to renew for one or more specified terms.
We own a 41-acre Austin, Texas campus, which is home to our general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick Golf Academy. The Austin campus also includes a golf testing and practice area. Details of our non-store properties and facilities are as follows:

	Size		Owned /
Location	(sq. ft.)	Facility Type	Leased
Austin, Texas	60,000	Office	Owned
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned
Austin, Texas	17 Acres	Driving Range and Training Facility	Owned
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	Leased
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased
The following table shows the number of our stores by state as of December 30, 2006:

Number of
Location	Stores
Alabama	1
Arizona	4
California	15
Colorado	3
Connecticut	1
Florida	4
Georgia	3
Illinois	5
Michigan	3
Minnesota	2
New Jersey	4
New York	4
Ohio	2
Texas	11
Item 3. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits for which the ultimate outcome of such matters, in the aggregate, would not have a material adverse impact on our financial position, liquidity or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Stock Market under the symbol “GOLF.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock since the completion of our initial public offering on June 15, 2006, as reported by the Nasdaq Stock Market.

	Sales Price
	High	Low
Fiscal 2006
Second Quarter	$11.10	$9.35
Third Quarter	10.31	6.94
Fourth Quarter	10.25	7.47
As of December 30, 2006, there were approximately 48 shareholders of record. A shareholder of record is the individual or entity that an issuer carries in its records as the registered holder and is not necessarily reflective of the beneficial ownership of the shares. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. We currently expect to retain any future earnings to fund the operation and expansion of our business.
Report of offering of securities and use of proceeds there from:
On June 20, 2006, we completed our initial public offering in which we sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The net proceeds of the initial public offering to us were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million. Our common stock trades on the Nasdaq Global Market under the symbol “GOLF.”
The net proceeds from the initial public offering, along with borrowings under our Amended and Restated Credit Facility (see Note 6 in the Notes to the Consolidated Financial statements included elsewhere in this Annual Report) were used to retire the $93.75 million Senior Secured Notes (see Note 6 in the Notes to the Consolidated Financial statements included elsewhere in this Annual Report), to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of our shares.
The remaining information required by Item 5 is set forth in Note 13 of Notes to Consolidated Financial Statements incorporated by reference here.
Item 6. Selected Consolidated Financial Data
You should read the following selected consolidated financial and other data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected balance sheet data as of December 31, 2005 and December 30, 2006 and the statement of operations data for fiscal years ended January 1, 2005, December 31, 2005, and December 30, 2006 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as October 15, 2002 and the statement of operations data for the period from December 30, 2001 through October 15, 2002 have been derived from the audited consolidated financial statements of Golfsmith International, Inc., and balance sheet data as of December 28, 2002, January 3, 2004 and January 1, 2005 and the statement of operations data for the period from October 16, 2002 through December 28, 2002 and for the fiscal year ended January 3, 2004 have been derived from the audited consolidated financial statements of Golfsmith International Holdings, Inc., all of which are not included in this Annual Report. Our fiscal year ends on the Saturday closest to December 31 of such year. All fiscal years presented include 52 weeks of operations, except 2003, which includes 53 weeks, where week 53 occurred in the fourth quarter of fiscal 2003.
Golfsmith International Holdings, Inc. was formed on September 4, 2002 and became the parent company of Golfsmith International, Inc. on October 15, 2002 as a result of its merger with and into BGA Acquisition Corp., our wholly owned subsidiary. Golfsmith International Holdings, Inc. is a holding company and had no material assets or operations prior to acquiring all of the capital stock of Golfsmith International, Inc. The application of purchase accounting rules to the financial statements of Golfsmith International Holdings, Inc. resulted in different accounting basis from Golfsmith International, Inc. and, hence, different financial information for the periods beginning on October 16, 2002. We refer to Golfsmith International Holdings, Inc. and all of its subsidiaries, including Golfsmith International, Inc. following the acquisition on October 15, 2002, as the successor for purposes of the presentation of financial information below. We refer to Golfsmith International, Inc. prior to being acquired by Golfsmith International Holdings, Inc. as the predecessor for purposes of the presentation of financial information below.

	Predecessor	Successor
	Period from	Period from
	December 30,	October 16,	Fiscal Year Ended
	2001 through	2002 through
	October 15,	December 28,	January 3,	January 1,	December 31,	December 30,
	2002	2002	2004	2005	2005	2006
		(in thousands, except share, per share and store data)
Statement of Operations Data:
Net revenues	$180,315	$37,831	$257,745	$296,202	$323,794	$357,890

Gross profit	63,109	12,684	86,662	101,188	115,750	125,817

Operating income (loss) (1)	8,646	(990)	12,662	9,682	14,675	11,561

Loss on debt extinguishment (2)	(8,047)	—	—	—	—	(12,775)

Income (loss) from cont. operations before income taxes	(2,755)	(3,179)	1,709	(333)	3,358	(6,831)

Income (loss) from discontinued operations	(230)	(40)	—	—	—	—

Extraordinary items(3)	2,022	—	—	—	—	—

Net income (loss)	$(1,672)	$(2,586)	$1,064	$(4,756)	$2,958	$(7,018)

Basic and diluted income (loss) per share of common stock	*	$(0.28)	$0.11	$(0.49)	$0.30	$(0.54)

Other Financial Data:
Gross profit as a percentage of sales	35.0%	33.5%	33.6%	34.2%	35.7%	35.2%

Store Data (not in thousands):
Comparable store sales increase (4)	*	0.1%	7.4%	0.7%	2.5%	2.0%
Number of stores at period end	24	26	38	46	52	62
Gross square feet at period end		596,206	759,981	849,677	905,827	1,094,989
Net sales per sq ft for stores open at beg. and end of period (5)	*	$271	$302	$333	$353	$355

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,788	$6,950	$1,051	$8,575	$4,207	$1,802
Inventories	33,152	32,352	51,213	54,198	71,472	88,175
Working capital(6)	18,753	16,946	18,329	20,309	22,800	(9,706)
Total assets	153,135	155,548	177,449	186,929	204,836	227,919
Long-term debt	75,000	75,380	77,483	79,808	82,450	—
Total stockholders’ equity	56,011	53,473	58,976	54,313	57,127	110,111

* Not meaningful

(1)	During fiscal 2000, the predecessor company’s board of directors authorized Golfsmith to reprice stock options granted to employees and officers with exercise prices in excess of the then-current fair market value. Options to purchase a total of 1,716,780 shares of common stock were repriced. Golfsmith recorded deferred compensation of $4.1 million related to the repriced options during the period from December 30, 2001 through October 15, 2002. The deferred charge was being amortized over the average remaining life of the repriced options. For the period from December 30, 2001 through October 15, 2002, Golfsmith amortized $6.0 million (including all remaining amounts as of the merger date) to compensation expense related to these repriced options. There was no remaining deferred compensation relating to these repriced options subsequent to October 15, 2002 as all remaining historical Golfsmith options vested and were either canceled in exchange for the right to receive cash or surrendered in exchange for stock units as part of the merger transaction.

(2)	On October 15, 2002, immediately prior to the merger with Golfsmith Holdings, Golfsmith repaid existing subordinated notes held by a third party lender. During the period from December 30, 2001 through October 15, 2002, Golfsmith recorded a loss on this extinguishment of senior subordinated debt of $8.0 million. On July 20, 2006, Golfsmith, using the proceeds generated from the initial public offering, redeemed its Senior Secured Notes. At that time, Golfsmith recorded a loss on extinguishment of debt of $12.8 million.

(3)	Immediately prior to the merger in October 2002, Golfsmith repurchased a minority interest held by a third party. Golfsmith repurchased the minority interest which had a carrying value of $13.1 million for cash consideration of $9.0 million resulting in a $2.1 million write down of long term assets associated with the minority interest and negative goodwill of $2.0 million.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combination, the negative goodwill is recorded in the period from December 30, 2001 through October 15, 2002, as an extraordinary item in the consolidated statement of operations. The extraordinary item is recorded without a tax effect due to Golfsmith’s election to be treated as a Subchapter S corporation during the predecessor period.

(4)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Comparable store results for a 53-week fiscal year are presented on a 52/52 week basis by omitting the last week of the 53-week period. Comparable store sales are reported for a combined fiscal 2002 — predecessor period from December 30, 2001 through October 15, 2002 plus successor period from October 16, 2002 through December 28, 2002 — compared to predecessor fiscal 2001 and are not reported for the interim periods.

(5)	Calculated using net sales of all stores open at both the beginning and the end of the period and the selling square footage for such stores. Selling square feet includes all retail space including but not limited to hitting areas, putting greens and check-out areas. It does not include back-room and receiving space, management offices, employee breakrooms, restrooms, vacant space or area occupied by GolfTEC Learning Centers.

(6)	Defined as total current assets minus total current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes included elsewhere in this Annual Report.
Overview
We believe that we are the nation’s largest specialty retailer of golf and tennis equipment, apparel and accessories based on sales. We operate as an integrated multi-channel retailer, offering our customers, whom we refer to as “guests”, the convenience of shopping in our 65 stores across the nation and through our direct-to-consumer channel, consisting of our Internet site, www.golfsmith.com, and our comprehensive catalogs.
We were founded in 1967 as a club-making company offering custom-made clubs, club-making components and club repair services. In 1972, we opened our first retail store, and in 1975, we mailed our first general golf products catalog. Over the next 25 years, we continued to expand our product offerings, opened retail stores and added to our catalog titles. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, Atlantic Equity Partners III, L.P., an investment fund managed by First Atlantic Capital, Ltd. acquired us from our original founders, Carl, Barbara and Franklin Paul.
Since the acquisition, we have accelerated our growth plan by opening additional stores in new and existing markets. We opened ten new stores during fiscal 2006, six new stores during fiscal 2005, and eight new stores during fiscal 2004. We currently plan to open between 12 and 14 stores in 2007. Based on our past experience, opening a new store within our core 18,000 to 22,000 square-foot format requires a net investment, on average, of approximately $750,000 for capital expenditures, $150,000 for pre-opening expenses and $875,000 for inventory. This level of investment assumes a spring opening and may vary depending on market conditions and the level of work required on the property when received from the landlord.
On June 20, 2006, we completed an initial public offering of our common stock. Our stock trades on the Nasdaq Global Market under the ticker symbol “GOLF.” In the initial public offering, we sold 6,000,000 shares of common stock and received net proceeds of $61.2 million. We used these net proceeds along with borrowings under our Amended and Restated Credit Facility to retire our Senior Secured Notes with a face value of $93.75 million, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd. The completion of the initial public offering and, concurrently, the completion of the Amended and Restated Credit Facility that provided for borrowings up to $65.0 million, provides us with increased financial flexibility.
Industry Trends
Sales of our products are affected by increases and decreases in golfer participation rates. Over the last 35 years, the golf industry has realized significant growth. According to the National Golf Foundation (“NGF”), the number of rounds played in the United States grew from 266.0 million in 1970 to a peak of 518.4 million rounds played in 2000. In 2003, the number of rounds played in the United States had dropped to 495.0 million, however, this number increased over the last three years to 501.3 million rounds played in 2006, according to the NGF. A variety of factors affect recreational activities including the state of the nation’s economy, weather conditions and discretionary spending. As a result of the factors described above and according to the NGF, the golf retail industry is expected to remain stable or grow slightly in 2007. Therefore, we expect growth for any particular golf and tennis specialty retail company will result primarily from market share gains.
According to industry sources, the golf retail industry is highly fragmented with no single golf retailer accounting for a majority of sales nationally in 2006. We are in the early stages of our currently planned store expansion. We intend to continue to open additional stores in new and existing markets as opportunities consistent with our strategy are identified and as our availability of adequate capital permits. Among other things, this will require us to identify suitable locations for such stores at the same time as our competitors are doing the same and successfully negotiate leases and build-out or refurbish sites on a timely and cost-effective basis. In addition, we believe that we will need to expand and compete effectively in the direct-to-consumer channel and continue to develop our proprietary brands.
Fiscal Year
Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Fiscal 2004, 2005 and 2006 each consisted of 52 weeks. Each quarter of each fiscal year generally consists of 13 weeks.

Revenues
Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels, from international distributors and from the Harvey Penick Golf Academy. The following table provides information about the breakdown of our revenues for the periods indicated:

	Fiscal 2004		Fiscal 2005		Fiscal 2006
	(in thousands)		(in thousands)		(in thousands)
Stores	$204,498	69.0%	$234,261	72.3%	$264,791	74.0%
Direct-to-consumer	84,372	28.5%	83,040	25.7%	85,285	23.8%
International distributors and other (1)	7,332	2.5%	6,493	2.0%	7,814	2.2%

(1)	Consists of (a) sales made through our international distributors and our distribution and fulfillment center near London, England (b) revenues from the Harvey Penick Golf Academy, and (c) miscellaneous other revenue items.
Our revenues have grown in recent years, driven by the expansion of our store base. The percentage of total sales from our direct-to-consumer channel has decreased due to the increase in our store base and store revenues during the periods indicated.
Store revenues. Changes in revenues generated from our stores are driven by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets.
Branded compared to proprietary products. The majority of our sales are from premier-branded golf equipment, apparel and accessories from leading manufacturers, including Callaway, Cobra, FootJoy, Nike, Ping, TaylorMade and Titleist. In addition, we sell our own proprietary-branded equipment, components, apparel and accessories under the Golfsmith ®, Killer Bee ®, Lynx ®, Snake Eyes ®, Zevo ®, ASI TM, GearForGolf TM, GiftsForGolf TM, J.G.H TM, VictorScot TMand other product lines. Sales of our proprietary-branded products accounted for 14.9% of our net revenues in 2006, for 15.7% of our net revenues in 2005 and 18.0% of our net revenues in 2004. Increased golf club sales from leading manufacturers combined with a decline in certain proprietary clubmaking components are the main contributors to the decline in proprietary sales percentages.
These proprietary-branded products are sold through all of our channels and generally generate higher gross profit margins than non-proprietary-branded products.
Seasonality. Our business is seasonal, and our sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. The months encompassing these seasons are responsible for the majority of our annual net revenues and substantially all of our annual operating income. See “—Quarterly Results of Operations and Seasonality.’’
Revenue Recognition. We recognize revenue from retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card. We recognize revenues from catalog and Internet sales upon shipment of merchandise. We recognize revenues from the Harvey Penick Golf Academy, our golf instructional school incorporating the techniques of the late Harvey Penick, at the time the services are performed.
We recognize revenue from the sale of gift cards and issuance of returns credits when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and we determine that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. Amounts in excess of the total estimated breakage, if any, are recognized as revenue at the end of the 48 months following the issuance of the card or credit, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in the consolidated statements of operations. In fiscal years 2006 and 2005, we recognized $1.4 million and $0.9 million in breakage revenue, respectively.
For all merchandise sales, we reserve for sales returns in the period of sale using estimates based on our historical experience.

Cost of Products Sold
We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs and discounts increase and decrease, respectively, the value of inventory recorded on our consolidated balance sheets. These costs and discounts are then subsequently reflected in cost of products sold upon the sale of that inventory. Because some retailers exclude these costs from cost of products sold and instead include them in a line item such as selling and administrative expenses, our gross margins may not be comparable to those of other retailers. Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of products sold. Income received from our vendors through our co-operative advertising program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of products sold when the related merchandise is sold.
Operating Expenses
Selling, general and administrative
Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases to GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses also include the fees and other expenses we pay for services rendered to us pursuant to the management consulting agreement between us and First Atlantic Capital. Under this agreement, we paid First Atlantic Capital fees and related expenses totaling $3.3 million in fiscal 2006, $0.7 million in fiscal 2005 and $0.6 million in fiscal 2004. The amounts paid to First Atlantic Capital in fiscal 2006 include $3.0 million for termination of the management consulting agreement upon the closing of our initial public offering. We have agreed to reimburse First Atlantic Capital for expenses incurred in connection with meetings between representatives of First Atlantic Capital and us in connection with Atlantic Equity Partners III, L.P.’s investment in us, and business matters that First Atlantic Capital attends to on our behalf for so long as Atlantic Equity Partners III, L.P. holds at least 20% of our outstanding shares of our common stock.
Subsequent to the closing of the initial public offering in June 2006, we granted to certain officers and employees options to purchase shares of our common stock at an exercise price equal to the initial public offering price of $11.50. In addition, we modified the vesting schedule of certain outstanding options. As a result of the stock option grant and modification, options to purchase 514,410 shares of our common stock were vested and exercisable as of the date of the initial public offering. We recorded a compensation expense of $0.6 million in our consolidated statement of operations in the year ended December 30, 2006 in connection with the grant of new stock options and the acceleration of outstanding stock options.
Store pre-opening expenses
Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
Non-operating Expenses
Interest expense. Our interest expense consists of costs related to our Senior Secured Notes, our Old Senior Secured Credit Facility and our Amended and Restated Credit Facility.
Interest income. Our interest income consists of amounts earned from our cash balances, which were held in short-term money market accounts.
Other income. Other income consists primarily of exchange rate variances and, for fiscal 2006, of $1.1 million of non-cash derivative income associated with the change in fair value of the underwriters’ option to purchase shares of our stock at a discounted amount from the initial public offering price. Additionally, other income in fiscal 2006 includes $0.3 million of settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.
Other expense. Other expense consists primarily of exchange rate variances.
Extinguishment of debt
Extinguishment of debt consists of the loss incurred to retire all of our Senior Secured Notes and the write-off of debt issuance costs related to the Senior Secured Notes and the Old Senior Secured Credit Facility. We recorded a loss of $12.8 million on the extinguishment of this debt in the second fiscal quarter of 2006, as reported in continuing operations.

Income Taxes
Our income taxes consist of federal, state, local and foreign taxes, based on the effective rates for the fiscal year.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Fiscal 2004	Fiscal 2005	Fiscal 2006
	%	%	%
Statement of Operations Data:
Net revenues	100.0	100.0	100.0
Cost of products sold	65.8	64.3	64.8

Gross profit	34.2	35.7	35.2

Selling, general and administrative	30.6	30.7	31.4
Store pre-opening expenses	0.3	0.5	0.5

Total operating expenses	30.9	31.2	31.9

Operating income	3.3	4.5	3.3

Interest expense	(3.8)	(3.6)	(2.2)
Interest income	—	—	0.1
Other income, net	0.4	0.1	0.5
Loss on debt extinguishment	—	—	(3.6)

Income (loss) from continuing operations before income taxes	(0.1)	1.0	(1.9)

Comparison of Fiscal 2006 to Fiscal 2005
Net revenues. Net revenues increased by $34.1 million, or 10.5%, to $357.9 million in fiscal 2006 from $323.8 million in fiscal 2005. The majority of this increase was comprised of a $25.9 million increase in non-comparable store revenues, mainly due to the opening of 10 new stores, and an increase in comparable store revenues of $4.7 million, or 2.0%. Additionally, we experienced an increase in our direct-to-consumer channel of $2.2 million, or 2.7%, and an increase in our international and other revenues of $1.3 million, or 20.4%.
Growth in comparable store net revenues from fiscal 2005 to fiscal 2006 of 2.0% was due to increased sales in golf clubs, apparel, electronic accessories and tennis products. Growth rates experienced in these categories in the first half of the year slowed in the second half of the year. Additionally, comparable store net revenues in the second half of fiscal 2006 were negatively affected by a decline in sales of clubmaking products. We further believe that the slower growth in the second half of fiscal 2006 compared to the first half of fiscal 2006 was primarily due to increased competition in select local markets where we operate. In comparison, comparable store net revenues for fiscal 2005 increased by $5.0 million or 2.6%, compared to fiscal 2004.
Non-comparable store net revenues primarily comprise revenues from ten stores that were opened after January 1, 2006 and eight stores that became comparable during fiscal 2006, but which contributed $16.7 million in non-comparable store net revenues during fiscal 2006.
Gross profit. Gross profit increased by $10.1 million, or 8.7%, to $125.8 million in fiscal 2006 from $115.7 million in fiscal 2005. Increased net revenues for fiscal 2006 compared to fiscal 2005 led to higher gross profit for fiscal 2006. Gross profit margin was 35.2% of net revenues in fiscal 2006 compared to 35.7% of net revenues in fiscal 2005. The decrease in gross margin percentage was partly attributable to a continued sales mix shift driven by strong sales of clubs and electronic accessories that generally carry lower gross margins. Additionally, increased distribution costs relating to our receiving and shipping of products, increased inventory shrinkage costs and increased freight costs, net of earned discounts, accounted for decreases in gross profit of $4.7 million. The items attributable to the decreases in gross profit were partially offset by an increase of $4.2 million in our vendor rebates and promotions income.

Selling, general and administrative. Selling, general and administrative expenses increased by $13.1 million, or 13.2% to $112.4 million in fiscal 2006 from $99.3 million in fiscal 2005. Selling, general and administrative expenses were 31.5% of net revenues in fiscal 2006 compared to 30.7% of net revenues in fiscal 2005. The increase in selling, general and administrative expenses was due to an increase of $9.1 million related to non-comparable stores, an increase of $1.2 million related to our direct-to- consumer channel, corporate and international operations, a $3.0 million fee paid to terminate our management consulting agreement with First Atlantic Capital, Ltd. and a $0.6 million non-cash stock compensation expense relating to new stock option grants and modifications to existing stock option grants. These increases over fiscal 2005 expenses were partially offset by a decrease of $0.8 million in variable expenses at comparable stores.
The increase in non-comparable store expenses of $9.1 million was mainly related to the opening of ten new stores during fiscal 2006, as well as eight stores that became comparable during the fiscal 2006. The increase in non-comparable retail stores expenses was comprised of $4.3 million in fixed expenses, including occupancy and depreciation costs, and $4.8 million in variable expenses, consisting mainly of payroll and advertising. The increase of $1.2 million related to our direct-to-consumer channel, corporate and international operations was primarily related to an increase in variable expenses consisting mainly of payroll. This increase was due to the growth in staff necessary to support our store opening plan, public company costs and increased healthcare costs.
Store pre-opening expenses. Store pre-opening expenses were $1.8 million for both fiscal 2006 and fiscal 2005. These expenses were related to the opening of ten new retail locations in fiscal 2006 and the opening of six new and two relocated retail locations in fiscal 2005.
Interest expense. Interest expense decreased by $4.1 million to $7.6 million in fiscal 2006 from $11.7 million in fiscal 2005. The decrease in interest expense from fiscal 2005 to fiscal 2006 is due to the retirement of the Senior Secured Notes in June 2006.
Interest income. Interest income increased by $0.3 million to $0.4 million in fiscal 2006. The increase was due to interest earned during the 30-day call period on amounts paid to the trustee to retire the Senior Secured Notes.
Other income. Other income increased by $1.3 million, to $1.8 million in fiscal 2006 from $0.5 million in fiscal 2005. The increase was primarily attributable to non-cash derivative income of $1.1 million recorded as a result of the change in the fair value from the grant date of June 15, 2006 to July 15, 2006 of an option granted to the underwriters representing us in our initial public offering. The option granted, which expired un-exercised on July 15, 2006, allowed the underwriters to purchase 900,000 shares of our common stock at a 7% discount to the initial public offering price of $11.50 per share.
Other expense. Other expense increased by $50,000 to $164,000 in fiscal 2006 compared to fiscal 2005. The increase resulted from foreign exchange losses.
Extinguishment of debt. Upon the closing of our initial public offering on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. We recorded a loss of $12.8 million on the extinguishment of this debt, as reported in the statement of operations. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet of $86.2 million at the time of settlement, including accrued interest; (2) the write-off of debt issuance costs of $4.2 million related to the Senior Secured Notes; and (3) transaction fees of $0.3 million associated with the retirement of the Senior Secured Notes.
Income Taxes. Income tax expense decreased by $0.2 million to $0.2 million in fiscal 2006 from $0.4 million in fiscal 2005.
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
Growth in comparable store net revenues from fiscal 2004 to fiscal 2005 was driven by comparable store revenue increases of 6.2% in the third quarter and 13.5% in the fourth quarter of fiscal 2005. We believe this growth was positively affected by improvements in our product return rate and improved holiday season sales related to increased consumer confidence. We also believe that comparable store revenues were negatively impacted by increased competition in select markets. In comparison, comparable store revenues for fiscal 2004 increased by $1.0 million compared to fiscal 2003, or 0.7%.
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

Additionally, during the fourth quarter of fiscal 2005, we recognized $0.9 million of income related to gift card and returns credit breakage. The fourth quarter of fiscal 2005 was the first period in which sufficient information was available for us to analyze historical redemption patterns and was the first period in which we recognized such income related to these cards or credits sold or issued since the inception of the program.
Gross profit. Gross profit increased by $14.6 million, or 14.4%, to $115.8 million in fiscal 2005 from $101.2 million in fiscal 2004. Increased net revenues for fiscal 2005 compared to fiscal 2004 led to higher gross profit for fiscal 2005. Gross profit was 35.7% of net revenues in fiscal 2005 compared to 34.2% of net revenues in fiscal 2004. The increase in gross margins was due to increases in vendor allowances, which resulted in higher margins, the recognition of $0.9 million of revenues related to gift card and returns credit breakage and the realization of economies of scale due to continued retail store growth, which allowed us to purchase products in higher volumes with more favorable pricing.
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
Income Taxes. Income tax expense decreased by $4.0 million to $0.4 million in fiscal 2005 from $4.4 million in fiscal 2004. The primary reason for the decrease in income tax expense was the initial recording of a full valuation allowance in fiscal 2004. In addition, non-U.S. taxes represented $0.2 million in income tax expense in fiscal 2005.
Quarterly Results of Operations and Seasonality
The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2004, fiscal 2005 and fiscal 2006. The un-audited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

	Fiscal 2004				Fiscal 2005				Fiscal 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2		Q3	Q4
Net revenues	$65,782	$96,944	$73,896	$59,580	$63,958	$102,494	$85,521	$71,821	$74,810	$114,138		$93,980	$74,962
Gross profit	22,975	33,374	24,517	20,322	22,763	37,833	29,883	25,271	25,802	41,701		32,372	25,942
Operating income (loss)	2,478	6,417	2,581	(1,795)	846	8,982	4,105	742	1,900	6,515		3,791	(645)

Net income (loss)	(203)	2,265	536	(7,354)	(2,000)	6,002	1,211	(2,255)	(869)	(7,944	)(1)	3,369	(1,574)

Comparable store sales growth	23.9%	0.7%	-7.9%	-4.9%	-8.1%	-0.5%	6.2%	13.5%	12.3%	3.0%		0.2%	-5.5%
Net revenues as a percentage of full year results	22.2%	32.7%	24.9%	20.1%	19.8%	31.7%	26.4%	22.2%	20.9%	31.9%		26.3%	20.9%

(1)	The second quarter of fiscal 2006 includes a $12.8 million loss on extinguishment of long-term debt associated with the retirement of our Senior Secured Notes in June 2006. The second quarter also includes a $3.0 million expense for the termination of a management agreement with First Atlantic Capital, Ltd.
As a result of the seasonal fluctuations in our business, we experience a concentration of sales in the period leading up to and during the warm weather golf season, as well as the December holiday gift-giving season. The increase in sales during these periods have historically contributed a greater percentage to our annual net revenues and annual net operating income than other periods in our fiscal year. Our net revenues have historically been highest during the second and third quarters of each year, because of increased sales during the warm weather golf season. Our net revenues tend to be the lowest during the first quarter of each year.
Our results of operations are also subject to quarterly variation due to factors other than seasonality. For example, the timing of the introduction of product innovations can impact our results of operations as can the introduction of new sales programs.
We also incur significant expenses associated with opening new stores. The opening of new retail locations in one quarter and none in another impacts our total quarterly operating expenses and our quarterly net income.
Due to these and other factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.
Liquidity and Capital Resources
Prior to June 2006, we financed our activities through cash flow from operations, a private placement of debt securities (subsequently exchanged for notes registered under the Securities Act of 1933) and borrowings under our Old Senior Secured Credit Facility and Amended and Restated Credit Facility. On June 20, 2006, we completed our initial public offering in which we sold 6,000,000 shares of our common stock at an offering price to the public of $11.50 per share. The net proceeds from the initial public offering were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million.
The net proceeds from the initial public offering, along with borrowings under our Amended and Restated Credit Facility were used to retire the $93.75 million face value Senior Secured Notes, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd.
As of December 30, 2006, we had cash and cash equivalents of $1.8 million and outstanding debt obligations under our Amended and Restated Credit Facility of $41.5 million. We had $21.0 million in borrowing availability under our Amended and Restated Credit Facility as of December 30, 2006, as defined by the agreement’s borrowing base definitions and after giving effect to required reserves of $2.5 million.
Based on our current business plan, we believe our existing cash balances and cash generated from operations, and borrowing availability under our Amended and Restated Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, in the future, we may seek to sell additional equity or arrange debt financing to fund our general business operations and objectives, including the cost to open new stores, acquisitions, mergers and infrastructure investments. Further, we believe cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed because of our working capital requirements. If cash from operations and from our Amended and Restated Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Risk Factors” for discussion of the risks affecting our operations.

Cash Flows
Operating Activities
Net cash provided by operating activities was $4.9 million in fiscal 2006, compared to $7.7 million in fiscal 2005. The decrease of $2.8 million in fiscal 2006 was principally due to an increase in cash used for the purchase of inventories and cash used to satisfy other working capital needs associated with an increase in our store base. The increase in cash used for inventories was primarily the result of an increase in the number of retail stores, from 52 stores as of December 31, 2005 to 62 stores as of December 30, 2006, and the related increase in inventory stock.
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
Investing Activities
Net cash used in investing activities was $15.4 million for fiscal 2006, compared to $11.9 million for fiscal 2005. Net cash used in investing activities for fiscal 2006 was almost entirely the result of capital expenditures for new and existing stores. In fiscal 2006, capital expenditures were comprised of $15.1 million for new and existing stores and $0.7 million for infrastructure investments which were offset by proceeds of $0.4 million from the sale of assets. Net cash used in investing activities for fiscal 2005 of $11.9 million was the result of $12.7 million in capital expenditures, offset by proceeds of $0.7 million from the sale of assets.
Net cash used in investing activities was $11.9 million for fiscal 2005, compared to $6.5 million for fiscal 2004. Net cash used in investing activities for fiscal 2005 was almost entirely the result of capital expenditures for new and existing stores. In fiscal 2005, capital expenditures were comprised of $12.1 million for new and existing stores and $0.6 million for infrastructure investments. Net cash used in investing activities for fiscal 2004 of $6.5 million was the result of $8.6 million in capital expenditures, offset by proceeds of $2.1 million from the sale of assets. We sold our trademarks for Lynx ® in certain jurisdictions outside the United States in August 2004 for gross proceeds of $2.1 million. In fiscal 2004, capital expenditures were comprised of $7.4 million for new and existing stores and $1.2 million for infrastructure investments.
Financing Activities
Net cash provided by financing activities was $7.9 million in fiscal 2006, compared to a negligible amount of cash used in financing activities in fiscal 2005. Net cash provided by financing activities increased primarily due to proceeds received from our initial public offering of $61.2 million along with net proceeds of $41.5 million received from our Amended and Restated Credit Facility, net of settled transaction costs, and our Old Senior Secured Credit Facility, prior to the repayment of our Old Senior Secured Credit Facility in conjunction with our initial public offering. These net cash inflows were partially offset by cash used of $94.4 million to the retirement of our Senior Secured Notes.
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
Historical Indebtedness
Senior Secured Notes
On October 15, 2002, we completed a private placement of $93.75 million aggregate principal amount at maturity of our 8.375% senior secured notes due 2009 for gross proceeds of $75.0 million. The notes had a final maturity date of October 15, 2009, although we were required by the indenture governing the notes to make principal payments on the notes of $18.75 million in 2007 and $9.375 million in 2008. The covenants in the indenture governing the notes restricted our ability to incur debt, make capital expenditures, pay dividends or repurchase capital stock.
The proceeds received from the initial public offering, along with proceeds from our Amended and Restated Credit Facility were used to retire the Senior Secured Notes. Upon the closing of the initial public offering on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, we were obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. We provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006. The Senior Secured Notes were redeemed on July 20, 2006 for $94.4 million. As the notice to call the Senior Secured Notes was irrevocable, we recorded a loss on extinguishment of debt during fiscal year 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by us in an interest-bearing account, for which we were the beneficial owners of the interest. During the period from June 20, 2006 to July 20, 2006, we recorded approximately $0.4 million of interest income related to these funds.
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
New Indebtedness
Amended and Restated Credit Facility
On June 20, 2006, the Old Senior Secured Credit Facility of Holdings and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as Administrative Agent, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, to retire all of the outstanding Senior Secured Notes issued by us, to pay a fee of $3.0 million to First Atlantic Capital, Ltd. to terminate our management consulting agreement, and to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
Loans incurred under the Amended and Restated Credit Facility bore interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent, or (2) the “Base Rate,” which was equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted base rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. The Loans now bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.
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
A change of control in the Amended and Restated Credit Facility is defined as: (i) a third party other than Atlantic Equity Partners III and First Atlantic Capital, Ltd. acquiring beneficial ownership of 30% or more of the issued and outstanding shares, including the right to vote for those shares, (ii) a majority of the company’s directors changing in any calendar twelve months for reasons other than death or resignation, or (iii) Holdings ceasing to own and control all of the economic and voting rights associated with all of the outstanding Stock of Borrowers. If any of these events occur, a change of control and related default is deemed to occur under the Amended and Restated Credit Facility.
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At December 30, 2006, we had $41.5 million outstanding under the Amended and Restated Credit Facility and $21.0 million of borrowing availability.
Borrowings under our Amended and Restated Credit Facility typically increase as working capital requirements increase in anticipation of the important selling periods in late spring and in advance of the December holiday gift-giving season, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the Amended and Restated Credit Facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms and our results of operations and financial condition could be adversely affected.
Contractual Obligations
The following table of our material contractual obligations as of the end of fiscal 2006, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obliations	Total	1 year	1 -3 Years	4 - 5 Years	Years
	(in thousands)
Operating leases	$182,345	$21,600	$43,062	$41,674	$76,009
Purchase obligations (1)	7,261	6,275	986	—	—

Total	$189,606	$27,875	$44,048	$41,674	$76,009

(1)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.
Capital Expenditures
Subject to our ability to generate sufficient cash flow, in fiscal year 2007 we currently plan to spend between $12.0 million and $14.0 million of capital expenditures, to open additional stores and/or to retrofit, update or remodel existing stores.
Off-Balance Sheet Arrangements
As of the end of fiscal 2006 we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.
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
Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 1.1% of net revenues in fiscal 2006, 0.65% of net revenues in 2005 and 0.75% of net revenues in fiscal 2004. Inventory shrinkage expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates.
Stock-Based Compensation
Prior to fiscal 2006, we accounted for our stock compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statement of income.
Effective January 1, 2006, we adopted SFAS 123(R) using the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, result in a measurement date under SFAS 123(R). As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in its consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires us to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported in our consolidated statement of operations as a component of operating income. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. In fiscal 2006, a $0.2 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses related to the remodeling of one of our stores. In fiscal 2005, a $1.5 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses. The losses in fiscal 2005 were primarily due to the remodeling of stores and the modification of one store to a smaller store layout. In fiscal 2004, a $0.5 million non-cash loss on the write-off of property and equipment due to store relocations is included in selling, general and administrative expenses.
Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we assess the carrying value of our goodwill for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on the combination of our actual market value on the impairment review date, as calculated in the public equity market, and our average market value over the past year, also as calculated in the public equity market. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We perform our annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year.

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
Based on our analyses, no impairment of goodwill or identifiable intangible assets was recorded in fiscal 2006, fiscal 2005 or fiscal 2004.
Product Return Reserves
We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Returns reserve expenses recorded in the statement of operations were 3.5%, 3.1% and 3.5% of net revenues in fiscal years 2006, 2005 and 2004, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.
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
We did not close any stores during fiscal 2006. We closed two stores during fiscal 2005 due to the expiration of lease terms. There were no expenses associated with either closed store recorded in accordance with SFAS No. 146. In both instances, we subsequently opened a new store in fiscal 2005 to serve the same customer base of the closed stores. We did not close any stores in fiscal 2004. We currently plan to close two stores in fiscal 2007 and one store in fiscal 2008, due to the expiration of the lease terms. We do not forecast the necessity to record any expense amounts under SFAS No. 146 for any of the three planned store closures in fiscal 2007 and 2008.
Operating Leases
We enter into operating leases for our retail locations. Other than our Austin campus, which we own, store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year. We record direct costs incurred to effect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.
Deferred Tax Assets
A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of December 30, 2006, we recorded a full valuation allowance against accumulated net deferred tax assets of $7.4 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and is effective for fiscal years beginning after December 15, 2006. We are finalizing our evaluation of the effect that the adoption of FIN 48 will have on our financial position and results of operations. We believe that the adoption of FIN 48 will not have a material effect on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
The interest payable on our Amended and Restated Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of December 30, 2006, if the maximum available under the credit facility of $65.0 million less the availability block of $2.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $6.3 million on an annual basis, thereby materially affecting our results from operations and cash flows. As our debt balances consist strictly of our Amended and Restated Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during fiscal year ended December 30, 2006. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
Foreign Currency Risks
We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position. Additionally, we were not a party to any derivative instruments during fiscal 2006.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Golfsmith International Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
/s/ Ernst & Young LLP
Austin, Texas
March 26, 2007

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,801,631	$4,207,497
Receivables, net of allowances of $158,638 at December 30, 2006 and $146,964 at December 31, 2005	1,387,786	1,646,454
Inventories	88,174,797	71,472,061
Prepaid and other current assets	9,938,863	6,638,109

Total current assets	101,303,077	83,964,121

Property and equipment:
Land and buildings	21,433,166	21,256,771
Equipment, furniture and fixtures	25,181,495	19,004,608
Leasehold improvements and construction in progress	30,663,227	20,866,839

	77,277,888	61,128,218
Less: accumulated depreciation and amortization	(21,203,855)	(14,558,256)

Net property and equipment	56,074,033	46,569,962

Goodwill	42,557,370	41,634,525
Tradenames	11,158,000	11,158,000
Trademarks	14,064,189	14,156,127
Customer database, net of accumulated amortization of $1,605,180 at December 30, 2006 and $1,227,490 at December 31, 2005	1,794,025	2,171,715
Debt issuance costs, net of accumulated amortization of $65,921 at December 30, 2006 and $3,126,103 at December 31, 2005	533,088	4,731,612
Other long-term assets	435,568	450,208

Total assets	$227,919,350	$204,836,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,944,778	$42,000,236
Accrued expenses and other current liabilities	17,531,310	19,163,459
Lines of credit	41,533,013	—

Total current liabilities	111,009,101	61,163,695

Long-term debt, less current maturities	—	82,450,000
Deferred rent liabilities	6,799,142	4,095,442

Total liabilities	117,808,243	147,709,137

Stockholders’ Equity:
Common stock –$.001 par value; 100,000,000 and 40,000,000 shares authorized at December 30, 2006 and December 31, 2005, respectively; 15,722,598 and 9,472,143 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	15,723	9,473
Preferred stock –$.001 par value; 10,000,000 and zero shares authorized at December 30, 2006 and December 31, 2005, respectively; no shares issued and outstanding	—	—
Restricted Stock Units -$0.001 par value; zero shares and 331,569 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	—	331
Additional capital	120,079,017	60,301,153
Other comprehensive income	354,203	135,815
Accumulated deficit	(10,337,836)	(3,319,639)

Total stockholders’ equity	110,111,107	57,127,133

Total liabilities and stockholders’ equity	$227,919,350	$204,836,270

See accompanying notes

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net revenues	$357,890,195	$323,794,225	$296,202,149
Cost of products sold	232,073,044	208,044,286	195,014,579

Gross profit	125,817,151	115,749,939	101,187,570

Selling, general and administrative	112,456,208	99,310,158	90,763,231
Store pre-opening expenses	1,799,836	1,764,685	742,880

Total operating expenses	114,256,044	101,074,843	91,506,111

Operating income	11,561,107	14,675,096	9,681,459

Interest expense	(7,669,944)	(11,744,232)	(11,240,550)
Interest income	434,042	73,263	63,939
Other income	1,782,829	469,841	1,178,790
Other expense	(164,236)	(116,331)	(16,530)
Loss on debt extinguishment	(12,775,270)	0	0

Income (loss) before income taxes	(6,831,472)	3,357,637	(332,892)

Income tax expense	(186,725)	(400,003)	(4,422,724)

Net income (loss)	$(7,018,197)	$2,957,634	$(4,755,616)

Basic net income (loss) per share of common stock	$(0.54)	$0.30	$(0.49)
Diluted net income (loss) per share of common stock	$(0.54)	$0.30	$(0.49)

Basic weighted average common shares outstanding	13,037,024	9,803,712	9,803,712
Diluted weighted average common shares outstanding	13,037,024	9,943,443	9,803,712
See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	Common Stock		Restricted Stock Units
						Other		Total
						Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Additional Capital	Income	Deficit	Equity
Balance at January 3, 2004	9,472,143	$9,473	331,569	$331	$60,301,153	$186,877	$(1,521,657)	$58,976,177
Comprehensive loss:
Translation adjustments, cumulative translation gain of $279,607 at January 1, 2005	—	—	—	—	—	92,730	—	92,730
Net loss	—	—	—	—	—	—	(4,755,616)	(4,755,616)

Total comprehensive loss								(4,662,886)

Balance at January 1, 2005	9,472,143	9,473	331,569	331	60,301,153	279,607	(6,277,273)	54,313,291

Comprehensive loss:
Translation adjustments, cumulative translation gain of $135,815 at December 31, 2005	—	—	—	—	—	(143,792)	—	(143,792)
Net income	—	—	—	—	—	—	2,957,634	2,957,634

Total comprehensive income								2,813,842

Balance at December 31, 2005	9,472,143	9,473	331,569	331	60,301,153	135,815	(3,319,639)	57,127,133

Comprehensive income:
Conversion of restricted stock units to common stock	241,313	241	(331,569)	(331)	(1,015,174)	—	—	(1,015,264)
Stock option exercises	9,142	9	—	—	64,521	—	—	64,530
Initial public offering, net	6,000,000	6,000	—	—	60,007,381	—	—	60,013,381
Stock compensation	—	—	—	—	721,136	—	—	721,136
Translation adjustments, cumulative translation gain of $354,203 at December 30, 2006	—	—	—	—	—	218,388	—	218,388
Net loss	—	—	—	—	—	—	(7,018,197)	(7,018,197)

Total comprehensive loss								(6,799,809)

Balance at December 30, 2006	15,722,598	$15,723	—	$—	$120,079,017	$354,203	$(10,337,836)	$110,111,107

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Operating Activities
Net income (loss)	$(7,018,197)	$2,957,634	$(4,755,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,810,531	5,489,782	5,261,001
Amortization of intangible assets	377,690	377,689	377,690
Amortization of debt issue costs and debt discount	1,950,120	3,705,966	3,300,169
Loss on extinguishment of debt	12,775,270	—	—
Stock-based compensation	721,136	—	—
Payments of withholding taxes for stock conversions	(1,015,263)	—	—
Non-cash loss on write-off of property and equipment	189,461	1,480,601	476,713
Non-cash derivative income	(1,091,141)	—	—
Net gain on sale of assets	(305,712)	(370,613)	(1,064,045)
Changes in operating assets and liabilities:
Accounts receivable	258,668	(791,899)	525,737
Inventories	(16,702,736)	(17,274,529)	(2,982,474)
Prepaid and other current assets	(3,300,754)	(232,584)	(3,037,537)
Other assets	14,640	(81,923)	(321,352)
Accounts payable	9,944,542	10,993,743	9,425,215
Deferred income taxes	—	—	4,162,096
Accrued expenses and other current liabilities	(1,421,140)	433,246	1,952,201
Deferred rent	2,703,700	1,011,075	2,000,856

Net cash provided by operating activities	4,890,815	7,698,188	15,320,654

Investing Activities
Purchase of property and equipment	(15,776,420)	(12,655,232)	(8,567,480)
Proceeds from sale of real estate and other assets	397,650	731,463	2,105,000

Net cash used in investing activities	(15,378,770)	(11,923,769)	(6,462,480)

Financing Activities
Principal payments on lines of credit	(120,232,203)	(47,198,103)	(33,524,025)
Proceeds from lines of credit	161,765,215	47,198,103	32,106,986
Debt issuance costs	(464,009)	—	—
Payments to satisfy debt obligations	(94,431,896)	—	—
Other	—	(2,244)	(6,607)
Proceeds from initial public offering, net	61,164,630	—	—
Proceeds from exercise of stock options	64,530	—	—

Net cash provided by (used in) financing activities	7,866,267	(2,244)	(1,423,646)

Effect of exchange rate changes on cash	215,822	(139,644)	89,894

Change in cash and cash equivalents	(2,405,866)	(4,367,469)	7,524,422
Cash and cash equivalents, beginning of period	4,207,497	8,574,966	1,050,544

Cash and cash equivalents, end of period	$1,801,631	$4,207,497	$8,574,966

Supplemental cash flow information:
Interest payments	$8,728,122	$8,031,328	$7,968,535
Income tax payments	358,409	724,766	304,180
Supplemental non-cash transactions:
Amortization of discount on senior secured notes	1,353,012	2,641,967	2,325,564
Write-off of debt issuance costs of Senior Secured Notes and Senior Credit Facility	4,200,425	—	—
See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
1. Description of Business
Description of Business:
Golfsmith International Holdings, Inc. (“Holdings” or the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories and is a designer and marketer of golf equipment. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands and also offers clubmaking capabilities. The Company markets its products through 62 retail stores as well as through its direct-to-consumer channels, which include its clubmaking and consumer catalogs and its Internet site. The Company also operates the Harvey Penick Golf Academy, a golf instructional school incorporating the techniques of the late Harvey Penick.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”). Holdings has no operations nor does it have any assets or liabilities other than its investment in its wholly-owned subsidiary. Accordingly, these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts and disclosures. Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company’s future results of operations and financial position. The Company uses estimates when accounting for goodwill and other indefinite lived intangible assets, depreciation and amortization, allowance for doubtful accounts, gift card and returns credit breakage, income taxes, allowance for obsolete inventory, allowance for sales returns and various other accounts.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market value, except for differences with respect to long-term fixed rate debt, which are discussed in Note 6. Fair value for such instruments is based on estimates using present value or other valuation techniques.
Cash Equivalents
Cash equivalents consist of investments in money market funds that are readily convertible into cash.
Accounts Receivable
Accounts receivable consists primarily of amounts due from credit card merchants who process the Company’s credit card sales and remit the proceeds to the Company. The Company also maintains certain accounts receivable for individual customers for whom credit is provided. Allowances are made based on historical data for estimable unrecoverable amounts.
Inventories
Inventories consist primarily of finished goods (i.e., golf and tennis equipment and accessories) and are stated at the lower of cost (weighted average) or market. Inbound freight charges, import fees and vendor discounts are capitalized into inventory upon receipt of the purchased goods. These costs and discounts are included in cost of products sold upon the sale of the respective inventory item. Inventory values are reduced for anticipated physical inventory losses, such as theft, that have occurred since the last physical inventory date on a location-by-location basis, as well as anticipated amounts of carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.
Property and Equipment
Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally 5 to 10 years for equipment, furniture, and fixtures and 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated life of the leasehold improvement. The Company capitalizes eligible internal-use software development costs in accordance with American Institute of Certified Professional Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Development costs are amortized over the expected useful life of the software. Repair and maintenance costs are expensed as incurred.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Long-Lived Assets
The Company accounts for the impairment or disposal of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. In fiscal 2006, a $0.2 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses related to the remodeling of one of our stores. Included in selling, general and administrative expenses for fiscal 2005 is a $1.5 million non-cash loss on the write-off of property and equipment. The losses in fiscal 2005 were primarily due to the remodeling of stores and the modification of one store to a smaller store layout. In fiscal 2004, a $0.5 million non-cash loss on the write-off of property and equipment due to store relocations is included in selling, general and administrative expenses.
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
The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the Company or reporting unit to the net book value of the company or reporting unit. The Company allocates goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, the Company utilizes a blended approach and calculates fair value based on a combination of the actual market value of the Company, as calculated based on the Company’s share price in the public equity market on the impairment review date, and the average market value of the Company over the past year, also as calculated based on the Company’s share price in the public equity market. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company performs its annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year.
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
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
The Company recognizes revenue from the Harvey Penick Golf Academy instructional school at the time the services, golf lessons, are performed.
The Company sells gift cards to its customers in their retail stores, through their Web site and through their Austin, Texas call center. The Company’s gift cards have an expiration date of two years, except in states or jurisdictions where prohibited by law. For the Company’s customers that return products or trade-in used equipment, the Company may issue the customer a returns credit that may be redeemed at the Company’s retail stores. The Company does not deduct non-usage fees from outstanding gift card or returns credit values.
The Company recognizes revenue from the sale of gift cards and issuance of returns credit when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and the Company determines that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Gift card and returns credit breakage is based on the redemption recognition method. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. Amounts in excess of the total estimated breakage, if any, are recognized as revenue at the end of the 48 months following the issuance of the card or credit, at which time the Company deems the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in the consolidated statements of operations. In the fourth quarter of 2005, the Company determined that it had sufficient information to analyze the historical redemption patterns for gift cards and returns credits. In fiscal years 2006 and 2005, the Company recognized $1.4 million and $0.9 million in breakage revenue, respectively.
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
Rebate income is recorded as a reduction of the cost of inventory purchased from the respective supplier and is recognized as cost of products sold when the related merchandise is sold. Vendor rebate income received and recorded as a reduction of cost of products sold was $2.5 million for the year ended December 30, 2006, $0.7 million for the year ended December 31, 2005, and $1.0 million for the year ended January 1, 2005.
Cooperative promotional income received for reimbursements of incremental direct costs are recorded as a reduction of selling, general and administrative expenses. Any promotional income received that does not pertain to incremental direct costs is recorded as a reduction of inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $2.8

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
million for the fiscal year ended December 30, 2006, $2.6 million for the fiscal year ended December 31, 2005, and $2.0 million for the fiscal year ended January 1, 2005. Cooperative promotional income received and recorded as a reduction of cost of products sold was approximately $4.4 million for the fiscal year ended December 30, 2006 and $2.0 million for the fiscal year ended December 31, 2005. There were no cooperative promotional income amounts recorded as a reduction of cost of products sold in the fiscal year ended January 1, 2005.
The uncollected amounts of vendor rebate and promotional income remaining in prepaid and other current assets in the accompanying consolidated balance sheets as of December 30, 2006 and December 31, 2005 was approximately $2.8 million and $1.7 million, respectively.
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
Catalog Costs and Advertising
Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $1.1 million and $0.5 million in catalog costs capitalized at December 30, 2006 and December 31, 2005, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $16.8 million for the fiscal year ended December 30, 2006, $16.8 million for the fiscal year ended December 31, 2005, and $15.9 million for the fiscal year ended January 1, 2005. These amounts include amortization of catalog costs of approximately $8.3 million for the fiscal year ended December 30, 2006, $8.9 million for the fiscal year ended December 31, 2005, and $10.5 million for the fiscal year ended January 1, 2005.
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
Stock-Based Compensation
Prior to fiscal 2006, the Company accounted for its stock compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statement of income.
Effective January 1, 2006, the Company adopted SFAS 123(R) using the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, results in a measurement date under SFAS 123(R). As such, the Company is required to calculate and record the appropriate amount of compensation expense over the estimated service period in its consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires the Company to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported in the Company’s consolidated statement of operations as a component of operating income. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Results for prior periods have not been restated. See Note 13, “Stockholders’ Equity and Stock-Based Compensation” for further information.
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
Debt Issuance Costs
Issuance costs are deferred and amortized to interest expense over the terms of the related debt. Amortization of such costs for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 totaled approximately $0.6 million, $1.1 million, and $1.0 million, respectively.
Income Taxes
The Company accounts for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). This statement requires the use of the asset and liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.
Foreign Currency Translation
In accordance with SFAS No. 52, Foreign Currency Translation, the financial statements of the Company’s international operations are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ equity, and a weighted-average exchange rate for each period for revenues, expenses, and gains and losses. Foreign currency translation adjustments are recorded as a separate component of stockholders’ equity as the local currency is the functional currency. Gains and losses from foreign currency denominated transactions are included in “Other income” or “Other expense” in the consolidated statement of operations and were not material for the years presented.
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
Concentrations of Foreign Suppliers
A significant portion of sales of the Company’s proprietary products are from products supplied by manufacturers located outside of the United States, primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the United States.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Segments
The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, The Company has one operating segment consisting of recreational sporting goods products. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The chief operating decision-maker allocates resources and assesses performance of the business and other activities at the operating segment level.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal 2004, 2005 and fiscal 2006 each consisted of 52 weeks.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and is effective for fiscal years beginning after December 15, 2006. The Company is finalizing its evaluation of the effect that the adoption of FIN 48 will have on its financial position and results of operations. The Company does not believe that the adoption of FIN 48 will have a material effect on its financial position and results of operations.
3. Initial Public Offering
On June 20, 2006, the Company completed its initial public offering in which the Company sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The net proceeds of the initial public offering to the Company were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million. The Company’s common stock trades on the Nasdaq Global Market under the symbol “GOLF.”
The net proceeds from the initial public offering, along with borrowings under the Company’s Amended and Restated Credit Facility (see Note 6) were used to retire the $93.75 million Senior Secured Notes (see Note 6), to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, to pay fees and expenses related to the Company’s Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate the Company’s management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of the Company’s shares.
In connection with the initial public offering, the Company granted the underwriters an option to purchase 900,000 shares of the Company’s common stock at a 7% discount to the initial public offering price, or $10.70 per share, for 30 days commencing on June 15, 2006 (grant date). Since this option extended beyond the closing of the initial public offering, this option feature represented a call option that met the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the call option has been separately accounted for at a fair value with the change in fair value between the grant date and July 15, 2006 recorded as other income. The Company used the Black-Scholes valuation model to determine the fair value of the call option at the grant date and again at July 1, 2006 and July 15, 2006 using assumptions commensurate with each measurement period as shown in the following table:

	At June 15,	At July 1,
	2006	2006
Volatility	56%	30%
Expected life	30 days	15 days
Risk free interest rate	5%	5%
At June 15, 2006, the Company recorded a liability of $1.1 million with corresponding decrease to additional capital to record the fair value of the call option on such date. The fair value of the call option aggregated approximately $0.1 million on July 1, 2006 and the Company recorded the decrease in such fair value aggregating $1.0 million as other income in the consolidated statement of operations in June 2006. The underwriters did not exercise their option and it expired on July 15, 2006. As a result, the Company recorded the expiration of the call option liability of $0.1 million as other income in the consolidated statement of operations in July 2006. The recognition of the derivative and related change in fair value represent non-cash transactions for purposes of the consolidated statement of cash flows.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
In connection with the initial public offering, the Company’s shareholders approved an amended and restated articles of incorporation providing for an increase in the number of authorized shares of the Company’s common stock to 100,000,000 and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.001 per share. No shares of this new class of preferred stock have been issued.
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
4. Earnings Per Share
Basic earnings per share is computed based on the weighted-average number of common stock outstanding, including outstanding restricted stock awards. Diluted earnings per share is computed based on the weighted average number of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include outstanding stock options.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Net Income (loss)	$(7,018,197)	$2,957,634	$(4,755,616)
Basic:
Weighted-average shares of common stock outstanding	13,037,024	9,472,143	9,472,143
Weighted-average shares of restricted common stock units outstanding	—	331,569	331,569

Shares used in computing basic net income (loss) per share	13,037,024	9,803,712	9,803,712

Effect of dilutive securities:
Stock options and awards	—	139,731	—

Shares used in computing diluted net income (loss) per share	13,037,024	9,943,443	9,803,712

Basic net income (loss) per share	$(0.54)	$0.30	$(0.49)
Diluted net income (loss) per share	$(0.54)	$0.30	$(0.49)
The computation of dilutive shares outstanding excluded options to purchase 0.2 million, 0.3 million and 0.3 million shares as of December 30, 2006, December 31, 2005, and January 1, 2005, respectively, because such outstanding options’ exercise prices were equal to or greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).
5. Intangible Assets
The following is a summary of the Company’s intangible assets that are subject to amortization:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 30,	December 31,
	2006	2005
Customer database gross carrying amount	$3,399,205	$3,399,205
Accumulated amortization	(1,605,180)	(1,227,490)

Customer database net carrying amount	$1,794,025	$2,171,715

Total amortization expense was approximately $0.4 million for each of the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 and is recorded in selling, general and administration costs on the consolidated statement of operations.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Estimated future annual amortization expense is as follows:

2007	$377,689
2008	377,689
2009	377,689
2010	377,689
2011	283,269

Total	$1,794,025

In December 2006, the Company recorded an increase to goodwill and accrued expenses of approximately $0.9 million relating to state taxes payable by Golfsmith International, Inc. for periods prior to the acquisition by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. These amounts were recorded as an adjustment to the purchase price of the acquisition of Golfsmith.
6. Debt
Long-term debt at December 30, 2006 and December 31, 2005 consisted of the following:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 30,	December 31,
	2006	2005
Senior secured notes due October 15, 2009 (see discussion below)	$—	$93,750,000

Total long-term debt	—	93,750,000

Less current maturities	—	—

Long-term portion	—	93,750,000
Unamortized discount on senior secured notes	—	(11,300,000)

Long-term debt, net of discount	$—	$82,450,000

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
On June 20, 2006, upon the closing of the initial public offering and with proceeds from the Company’s Amended and Restated Credit Facility (see below in this Note 6), the Company remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, the Company was obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. The Company provided the 30-day notice concurrent with the remittance of the funds. The Senior Secured Notes were redeemed on July 20, 2006. As the notice to call the Senior Secured Notes was irrevocable, the Company recorded a loss on extinguishment of debt in June 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amount necessary to retire the debt being larger than the accreted value of the Senior Secured Notes on the Company’s balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by the Company in an interest-bearing account, for which the Company was the beneficial owner of the interest. During the period from June 20, 2006 to July 20, 2006, the Company recorded approximately $0.4 million of interest income related to these funds.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Amended and Restated Credit Facility
On June 20, 2006, the Old Senior Secured Credit Facility (discussed below in this Note 6) of Holdings, as guarantor, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the other subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, (i) to repay the outstanding balance of the Company’s Old Senior Secured Credit Facility, (ii) to retire all of the outstanding Senior Secured Notes issued by Holdings, (iii) to pay a fee of $3.0 million to First Atlantic Capital, Ltd., and (iv) to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
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
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $2.5 million, which is an availability block used to calculate the borrowing base. At December 30, 2006, the Company had $41.5 million outstanding under the Amended and Restated Credit Facility leaving $21.0 million in drawing availability.
Old Senior Credit Facility
Golfsmith had a revolving senior secured credit facility with $12.5 million availability, subject to a required reserve of $0.5 million (the “Old Senior Secured Credit Facility”). Borrowings under the Old Senior Secured Credit Facility were secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the Old Senior Secured Credit Facility were based on a borrowing base. The borrowing base was limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which was an availability block used to calculate the borrowing base. The Old Senior Secured Credit Facility contained restrictive covenants which, among other things, limited: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
On June 20, 2006, the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility (as described above in this Note 4) to the consolidated financial statements herein. All remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.
7. Store Closure and Asset Impairments
The Company has closed five retail locations since its inception, excluding retail stores closed and relocated within the same geographic market, due to poor operating performance and the lack of market penetration being derived from these single-market stores. Store closure costs include write-downs of leasehold improvements and store equipment to estimated fair values and lease termination costs.
The Company did not close any stores in fiscal 2006. During fiscal 2005, the Company closed two retail locations due to expiration of lease terms. There were not any expenses associated with either closed store recorded in accordance with SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities. In both instances in fiscal 2005 where the Company closed a store, a new store was subsequently opened in fiscal 2005 to serve the same customer base of the closed stores. The Company did not close any stores in fiscal 2004 as a result of poor operating performance.
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
8. Commitments and Contingencies
Lease Commitments
The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance. Rent expense, net of sublease income, was $16.7 million for the fiscal year ended December 30, 2006, $14.3 million for the fiscal year ended December 31, 2005, and $12.8 million for the fiscal year ended January 1, 2005.
At December 30, 2006, future minimum payments due and sublease income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating
	Lease	Sublease
	Obligations	Income
2007	$21,599,698	$1,426,012
2008	22,027,402	1,252,625
2009	21,035,257	1,056,468
2010	20,737,965	630,443
2011	20,936,298	598,075
Thereafter	76,008,712	1,298,613

Total	$182,345,332	$6,262,236

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
Golfsmith has entered into certain sublease agreements with third parties to sublease retail space previously occupied by Golfsmith. The sublease terms ending dates range from 2008 to 2016. Sublease income recorded as a reduction of rent expense was $1.3 million in fiscal 2006, $0.7 million in fiscal 2005, and $0.4 million in fiscal 2004. Future minimum sublease payments to be received by Golfsmith over the terms of the leases are noted in the table above.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Employment Agreements
The Company has entered into employment agreements with James D. Thompson, the Company’s president and chief executive officer, and with Virginia Bunte, the Company’s senior vice president, chief financial officer and treasurer. The Company has also entered into employment agreements with Carl Paul and Franklin Paul, two of our stockholders, to provide advisory services.
Legal Proceedings
The Company is involved in various legal proceedings arising in the ordinary course of conducting business. The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.
9. Guarantees
Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, the Amended and Restated Credit Facility. At December 30, 2006, there were $41.5 million in borrowings outstanding under the Amended and Restated Credit Facility.
Holdings has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith. Golfsmith has no independent operations nor any assets or liabilities other than its investments in its wholly-owned subsidiaries. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries.
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
10. Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities are comprised of the following at December 30, 2006 and December 31, 2005, respectively:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 30,	December 31,
	2006	2005
Gift cards and returns credits	$8,455,340	$8,091,210
Taxes	4,563,426	3,086,947
Salaries and benefits	1,707,951	2,927,440
Allowance for returns reserve	872,511	671,742
Interest	323,012	2,654,411
Other	1,609,070	1,731,709

Total	$17,531,310	$19,163,459

11. Other Income and Expense
Other income was $1.8 million in fiscal 2006, $0.5 million in fiscal 2005 and $1.2 million in fiscal 2004. Included in other income in 2006 is $1.1 million of non-cash derivative income associated with the change in fair value of the underwriters option to puchase shares of our common stock at a discounted amount from the initial public offering price (see Note 3). Additionally, other income in fiscal 2006 includes $0.3 million of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
During fiscal 2005, Golfsmith sold its trademarks for Lynx® in Taiwan and Korea to third parties. Golfsmith received proceeds of $0.3 million during fiscal 2006, $0.7 million during fiscal 2005 and will receive additional proceeds of $0.3 million in fiscal 2007 for purchase price consideration. The gain on the sales recorded in fiscal years 2006 and 2005 was $0.2 million and 0.3 million, respectively, and is recorded in other income in the consolidated statement of operations. During fiscal 2004, Golfsmith sold its trademarks for Lynx® in Europe, Malaysia, Thailand and Singapore to a third party. Golfsmith received proceeds of $2.1 million, net of direct costs associated with the sale. The gain on the sale was approximately $1.1 million and was recorded in other income in the consolidated statement of operations.
Other expense was not significant during any of the years presented.
12. Benefit Plans
During 1998, the Board of Directors approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. The Company contributed approximately $0.3 million during each of the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
The Company recorded expense of $0.5 million and $1.7 million for the fiscal years 2006 and 2005, respectively, under the Annual Management Incentive Plan. These amounts are recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations. The Annual Management Incentive Plan was established in fiscal 2005 under which eligible participants may receive a cash bonus if the Compensation Committee of the Board of Directors creates a bonus pool and determines such participants have achieved pre-determined individual and corporate goals.
13. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Golfsmith International Holdings, Inc.
On May 25, 2006, the Company’s Board of Directors approved a 1-for-2.2798 reverse stock split for its issued and outstanding common stock. The par value of the common stock was maintained at the pre-split amount of $0.001 per share. All references to common stock, stock options to purchase common stock and per share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis. In connection with the initial public offering, the Company’s stockholders approved an amended and restated articles of incorporation providing for an increase in the number of authorized shares of the Company’s common stock to 100,000,000, of which 15,722,598 and 9,472,143 shares were issued and outstanding at December 30, 2006 and December 31, 2005, respectively.
Golfsmith International, Inc.
Prior to the merger on October 15, 2002, Golfsmith had authorized 20.0 million shares of common stock, par value $.01 per share. Subsequent to the merger on October 15, 2002, the surviving operating entity Golfsmith is authorized to issue 100 shares of its $.01 par value common stock. All 100 shares were issued and outstanding as of December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Holdings, the parent of Golfsmith, holds all of Golfsmith’s outstanding common stock.
Dividends
No dividends have been declared or paid by Holdings or Golfsmith since the merger on October 15, 2002.
Capital Shares Reserved for Issuance
At December 30, 2006, the Company has reserved the following shares of common stock for issuance:

Shares
Stock options	2,646,750
Preferred Stock	10,000,000
Additional authorized common shares	81,630,652

Total unissued authorized common shares	94,277,402

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Preferred Stock
In connection with the initial public offering on June 20, 2006, the Company’s shareholders approved an amended and restated articles of incorporation providing for and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.001 per share. No shares of this new class of preferred stock have been issued.
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
Following the lapse of the restrictions, 241,313 restricted stock units were converted into 241,313 shares of common stock in 2006. There were zero and 331,569 outstanding shares of restricted stock units at December 30, 2006 and December 31, 2005, respectively.
There have been no grants of restricted stock units since October 2002. There have been no modifications made to any restricted stock units since the grant date.
Stock Compensation Plans
The Company has two stock-based compensation plans, the 2002 Incentive Stock Plan (the “2002 Plan”) and the 2006 Incentive Compensation Plan (the “2006 Plan”), which are described below.
2002 Plan
In October 2002, Holdings adopted the 2002 Plan. Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings common stock (“options”), stock appreciation rights and restricted stock grants. The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. The awards are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. As of June 14, 2006 no further awards will be made under the 2002 Plan, although each option previously granted under the plan will remain outstanding subject to its terms. At December 30, 2006, there were 775,065 options outstanding under the 2002 Plan.
2006 Plan
In June 2006, Holdings adopted the 2006 Plan. Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be awarded options to purchase shares of Holdings’ common stock (“options”), stock appreciation rights and restricted stock grants. The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. The awards are exercisable and vest in accordance with each agreement. The term of each award is no more than ten years from the date of the grant. There are 1.8 million shares of common stock reserved for issuance under the 2006 Plan. These shares have been registered under the Securities Act of 1933 pursuant to a registration statement on Form S-8. In June 2006, the Company granted 283,283 options under the 2006 Plan with an exercise price equal to the value of the Company’s common stock on the date of grant. At December 30, 2006, there were 236,493 options outstanding under the 2006 Plan.
Non-Employee Director Compensation Plan
On August, 2006, Holdings adopted the Non-Employee Director Compensation Plan.
In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of deferred stock units (“DSUs”). The DSUs will be granted pursuant to the Company’s 2006 Plan. Any shares issued pursuant to the Non-Employee Director Compensation Plan will be issuable from the shares previously reserved for issuance under the 2006 Plan. Each DSU represents the equivalent of one share of the Company’s common stock in accordance with the terms of the Non-Employee Director Compensation Plan, with such DSUs becoming payable only upon termination of a director’s Board service.
In November 2006, the Company awarded 9,244 DSUs of the Company’s common stock to certain members of the Board of Directors. The stock units were granted with certain restrictions as defined in the Non-Employee Director Compensation Plan. The Company recorded an expense amount $0.1 million, equal to the fair value of the deferred stock units on the date of grant.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Accounting for Stock Compensation
The Black-Scholes model requires estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As the Company’s history of trading in the public equity markets is still within the first year following its initial public offering, the Company believes that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
In June 2006, the Company’s Board of Directors approved a modification to all outstanding stock options under the 2002 Plan such that the vesting provisions for each option holder were modified to accelerate certain levels of vesting. Additionally, the Company granted 283,283 options to purchase common stock under the 2006 Plan. As a result of the modification and the new grants, the Company calculated the fair value of the related stock options at the time of the modification and grant, using the Black-Scholes option-pricing model and recorded in selling, general and administrative expenses compensation expense of approximately $0.6 for the fiscal year ended December 30, 2006.
The fair value of stock compensation expense recorded in fiscal 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Year
Ended
December 30,
2006
2002 Incentive Stock Plan
Expected volatility	42%
Risk-free interest rate %	4.9%
Expected term (in years)	4.1
Dividend Yield	—
2006 Incentive Compensation Plan
Expected volatility	51%
Risk-free interest rate %	4.9%
Expected term (in years)	6.2
Dividend Yield	—
The Company’s income before income taxes and net income for the fiscal year ended December 30, 2006 was lower by $0.6 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no stock compensation expense recorded in the statement of operations for the fiscal year ended December 31, 2005. For the year ended December 30, 2006, basic and diluted earnings per share was $0.05 lower due to the Company adopting SFAS 123(R).
A summary of the Company’s stock option activity and related information for the option plans through December 30, 2006 is as follows:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Prices	Term	Intrinsic Value
Outstanding at December 31, 2005	880,753	7.39

Granted	283,283	11.50
Forfeited	(143,336)	9.00
Exercised	(9,142)	7.27

Outstanding at December 30, 2006	1,011,558	$8.31	7.5	$1,792,427

Exercisable at December 30, 2006	484,700	$7.59	7.0	$1,067,941
Vested / expected to vest at December 30, 2006	964,488	$8.15	7.4	$1,792,425
The Company’s weighted average fair value per share at the date of grant for stock option grants during the fiscal year ended December 30, 2006 was $6.31 per share. The intrinsic value of stock options exercised in fiscal 2006 was a negligible amount. No options were exercised in fiscal 2005 or 2004 respectively. The total fair value of all vested options at December 30, 2006 was $0.4 million.
The Company had approximately $1.2 million of total unrecognized compensation costs related to stock options at December 30, 2006 that are expected to be recognized over a weighted-average period of 2.7 years. There were no stock compensation costs capitalized into assets as of December 30, 2006.
The Company received cash of approximately $65,000 for the exercise of stock options during the fiscal year end December 30, 2006. The Company issued shares from amounts reserved under the both the 2002 Plan and 2006 Plan upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.
14. Income Taxes
Significant components of the income tax provision attributable to continuing operations are as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Current:
Federal	$27,557	$64,943	$—
State	103,000	150,000	120,650
Foreign	56,168	185,060	139,978

Total Current	186,725	400,003	260,628
Deferred:
Federal	—	—	3,824,628
State	—	—	337,468
Foreign	—	—	—

Total deferred	—	—	4,162,096

Income tax provision	$186,725	$400,003	$4,422,724

The Company’s provision for income taxes differs from the amount computed by applying the statutory rate to income from continuing operations before taxes as follows:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	%	%	%
Income Tax at U.S. statutory rate	(34.0)	34.0	(34.0)
State taxes, net of federal income tax	1.0	4.4	23.9
Foreign income taxes	0.8	5.2	42.0
Permanent differences and other	(6.8)	(4.1)	2.4
Utilized net operating losses	0.0	(34.5)	0.0
Change in valuation allowance	41.7	6.9	1,294.2

Income tax provision	2.7	11.9	1,328.5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 30, 2006 and December 31, 2005 are as follows:

	At December 30,	At December 31,
	2006	2005
Deferred tax assets:
Accrued expenses and other	$(574,953)	$548,087
Inventory basis	1,646,664	1,613,068
Federal tax carryforwards	4,497,141	2,683,497
Reserves and allowances	2,710,902	352,425

Total deferred tax assets	8,279,754	5,197,077
Valuation allowance for deferred tax assets	7,389,641	4,540,198

Net deferred tax assets	890,113	656,879

Deferred tax liabilities:
Depreciable/amortizable assets	890,113	656,879

Total deferred tax liabilities	890,113	656,879

Net deferred tax assets	$—	$—

During the fiscal year ended January 1, 2005, the Company began recording a full valuation allowance against its net deferred tax assets. The valuation allowance will be relieved when the Company expects to realize the benefit of its net deferred tax assets.
As of December 30, 2006, the Company had federal net operating loss carryforwards of approximately $10.0 million. The net operating loss carryforwards will begin expiring in 2022 if not utilized. In addition, the Company has foreign tax credits of approximately $0.8 million that will begin expiring in 2008 if not utilized.
15. Foreign and Domestic Operations
The Company has operated in foreign and domestic regions. Information about these operations is presented below:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Net revenues:
North America	352,080,284	318,888,015	289,619,500
International	5,809,911	4,906,210	6,582,649
Operating profit:
North America	10,967,925	14,124,426	9,431,519
International	593,182	550,670	249,940
Income (loss) from continuing operations before income taxes
North America	(7,297,437)	2,891,252	(639,654)
International	465,965	466,385	306,762
Identifiable assets:
North America	226,130,598	203,176,199	184,458,674
International	1,788,752	1,660,071	2,470,625
16. Valuation and Qualifying Accounts

		Amounts
		Charged to
	Balance at	Net Income	Write-offs	Balance at
	Beginning	(Loss), Net	Against	End of
	of Period	of Recoveries	Reserves	Period
Allowance for sales returns:
Fiscal year ended December 30, 2006	$671,742	$12,444,500	$(12,243,731)	$872,511
Fiscal year ended December 31, 2005	1,326,394	10,180,021	(10,834,673)	671,742
Fiscal year ended January 1, 2005	1,357,173	10,358,365	(10,389,144)	1,326,394

Allowance for doubtful accounts:
Fiscal year ended December 30, 2006	$146,964	$148,313	$(136,639)	$158,638
Fiscal year ended December 31, 2005	161,838	65,670	(80,544)	146,964
Fiscal year ended January 1, 2005	176,667	85,487	(100,316)	161,838
17. Consolidated Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter	Fiscal 2006
Net revenues	$74,810,296	$114,138,315	$93,980,075	$74,961,509	$357,890,195
Gross profit	25,802,357	41,701,284	32,371,417	25,942,093	125,817,151
Net income (loss)	(869,394)	(7,943,818)	3,369,103	(1,574,088)	(7,018,197)
Basic and diluted net income (loss) per share of common stock	(0.09)	(0.73)	0.21	(0.10)	(0.54)
Basic weighted average common shares outstanding	9,803,712	10,823,558	15,716,591	15,720,743	13,037,024
Diluted weighted average common shares outstanding	9,803,712	10,823,558	15,856,972	15,720,743	13,037,024

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter	Fiscal 2005
Net revenues	$63,958,382	$102,493,511	$85,521,081	$71,821,251	$323,794,225
Gross profit	22,762,892	37,832,621	29,882,762	25,271,664	115,749,939
Net income (loss)	(1,999,612)	6,001,687	1,210,595	(2,255,036)	2,957,634
Basic and diluted net income (loss) per share of common stock	(0.20)	0.61	0.12	(0.23)	0.30
Basic weighted average common shares outstanding	9,803,712	9,803,712	9,803,712	9,803,712	9,803,712
Diluted weighted average common shares outstanding	9,803,712	9,946,879	9,943,684	9,803,712	9,943,684

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
18.	Related Party Transactions
In October 2002, the Company entered into a management consulting agreement with First Atlantic Capital, Ltd., its majority stockholder, whereby the Company paid a management fee expense of $0.6 million per year, plus out-of-pocket expenses, to this majority stockholder of the Company. In fiscal 2006, the Company and its majority stockholder agreed to terminate the management consulting agreement with the Company paying a $3.0 million termination fee. The Company’s majority shareholder will receive no other fees in connection with the terminated agreement, other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company paid approximately $0.3 million, $0.7 million and $0.6 million, respectively, to this majority stockholder under the agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of December 30, 2006 and December 31, 2005, the Company did not have any material amounts payable to this majority stockholder.
On June 9, 2005, Holdings entered into a consulting agreement with a director of the Company. The agreement had an initial term of three years and could be terminated by either party giving thirty days’ prior written notice. Pursuant to the terms of the agreement, the director would make him or herself available for ten business days per calendar year of the term of the agreement for consulting services to the Company. The Company paid the director $2,000 per business day on which consulting services were performed and reimbursed the director for reasonable out-of-pocket expenses. The Company paid approximately $25,000 and $33,000 to this director under this agreement in fiscal 2006 and 2005, respectively. There were no amounts owed to this director as of December 31, 2006. Prior to the initial public offering in June 2006, this agreement was terminated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
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
Internal Control over Financial Reporting. During the three months ended December 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
The information provided under the caption “Directors and Executive Officers of the Registrant” in our 2007 Proxy Statement is incorporated by reference.
Executive Officers and Directors
Our current board of directors consists of ten directors, nine of whom were appointed by Atlantic Equity Partners III, L.P. (“Atlantic Equity Partners’’). Currently, all of our directors hold office until the next annual meeting of our stockholders, or until the director’s successor has been duly elected.
Our senior officers, including our Chief Executive Officer, Chief Financial Officer and Secretary are elected and serve at the discretion of our board of directors. These executive officers serve until their successors have been elected or until they are removed by a majority vote of the board of directors.
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
Audit Committee Financial Expert and Identification of the Audit Committee. The information provided under the caption “Audit Committee Report” in the Proxy Statement, regarding the Audit Committee financial experts and the identification of the Audit committee members will be provided in our 2007 Proxy Statement and is incorporated by reference.
Director Nomination Process. The information provided under the caption “Director Nomination Process” in our 2007 Proxy Statement is incorporated by reference.
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
Item 11. Executive Compensation
The information under the caption “Executive Compensation” and “Proposal One: Election of Director” appearing in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the caption “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Relationships and Related Transactions, and Director Independence” appearing in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information under the caption “Report of the Audit Committee” and “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements in Item 8.
(2) Supplementary Financial Statement Schedules: No schedules are required.
(3) Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of September 23, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation (filed as Exhibit 2.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

3.1	Certificate of Incorporation of Golfsmith International, Inc. (filed as Exhibit 3.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

3.2	Bylaws of Golfsmith International, Inc. (filed as Exhibit 3.2 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.3	Indemnification Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., and Carl F. Paul and Franklin C. Paul, as stockholder representatives (filed as Exhibit 10.3 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.4	Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd. (filed as Exhibit 10.4 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.12	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Carl Paul (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.13	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Franklin Paul (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.14	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Barbara Paul (filed as Exhibit 10.9 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.15	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Kelly Redding (filed as Exhibit 10.10 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.16	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of John Moriarty (filed as Exhibit 10.11 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.17	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.12 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.18	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.13 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

Exhibit
Number	Description
10.19	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and James D. Thompson (filed as Exhibit 10.14 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.20	Employment Agreement, dated as of January 15, 2003, between Golfsmith International, Inc. and Virginia Bunte (filed as Exhibit 10.15 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.21	Golfsmith International, Inc. Severance Benefit Plan (filed as Exhibit 10.17 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.22	Golfsmith 2004 Management Incentive Plan (filed as Exhibit 10.23 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-117210), and incorporated herein by reference).

10.27	Settlement Agreement and General Release, dated September 30, 2004, between James C. Loden and Golfsmith International, L.P. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on October 8, 2004, file No. 333-101117, and incorporated herein by reference).

10.29	Letter Agreement amending Franklin C. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.30 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

10.30	Letter Agreement amending Carl F. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.31 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

10.31	Consulting Agreement, dated as of June 9, 2005, between Mr. Larry Mondry and Golfsmith International Holdings, Inc. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on June 14, 2005, and incorporated herein by reference).

10.32	2002 Incentive Stock Plan (filed as Exhibit 10.16 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117) and incorporated herein by reference).

10.33	Golfsmith International Holdings, Inc. Annual Management Incentive Plan (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on August 30, 2005, and incorporated herein by reference).

10.34	Form Individual Notice of Award (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on August 30, 2005, and incorporated herein by reference).

10.35	Golfsmith International Holdings, Inc. Severance Pay Plan (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, (No. 333-101117) and incorporated herein by reference).

14.1	Golfsmith International Holdings, Inc.’s Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

Exhibit
Number	Description
14.2	Golfsmith International Holdings, Inc.’s Code of Business Conduct and Ethics (filed as Exhibit 14.2 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1*	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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
Date: March 30, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES D. THOMPSON James D. Thompson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2007

/s/ VIRGINIA BUNTE Virginia Bunte	Senior Vice President — Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ CHARLES SHAW	Chairman of the Board	March 30, 2007
Charles Shaw

/s/ JAMES GROVER	Director	March 30, 2007
James Grover

/s/ NOEL WILENS	Director	March 30, 2007
Noel Wilens

/s/ THOMAS G. HARDY	Director	March 30, 2007
Thomas G. Hardy

/s/ JAMES LONG	Director	March 30, 2007
James Long

/s/ LAWRENCE N. MONDRY	Director	March 30, 2007
Lawrence N. Mondry

/s/ ROBERTO BUARON	Director	March 30, 2007
Roberto Buaron

/s/ GLENDA CHAMBERLAIN	Director	March 30, 2007
Glenda Chamberlain

/s/ MARVIN E. LESSER	Director	March 30, 2007
Marvin E. Lesser