Form 10-Q
period 2007-03-31
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2007-05-08
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2007

$.001 par value	15,770,584 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED MARCH 31, 2007
i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	March 31,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,083,717	$1,801,631
Receivables, net of allowances of $228,108 at March 31, 2007 and $158,638 at December 30, 2006	2,361,282	1,387,786
Inventories	100,141,331	88,174,797
Prepaid and other current assets	8,656,909	9,938,863

Total current assets	113,243,239	101,303,077

Property and equipment:
Land and buildings	21,454,857	21,433,166
Equipment, furniture and fixtures	32,566,600	25,181,495
Leasehold improvements and construction in progress	26,806,276	30,663,227

	80,827,733	77,277,888
Less: accumulated depreciation and amortization	(22,866,412)	(21,203,855)

Net property and equipment	57,961,321	56,074,033

Goodwill	42,557,370	42,557,370
Tradenames	11,158,000	11,158,000
Trademarks	14,064,189	14,064,189
Customer database, net of accumulated amortization of $1,699,602 at March 31, 2007 and $1,605,180 at December 30, 2006	1,699,603	1,794,025
Debt issuance costs, net of accumulated amortization of $95,871 at March 31, 2007 and $65,921 at December 30, 2006	503,138	533,088
Other long-term assets	424,021	435,568

Total assets	$241,610,881	$227,919,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,953,507	$51,944,778
Accrued expenses and other current liabilities	15,717,516	17,531,310
Lines of credit	48,737,000	41,533,013

Total current liabilities	128,408,023	111,009,101

Deferred rent liabilities	7,596,481	6,799,142

Total liabilities	136,004,504	117,808,243

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at March 31, 2007 and December 30, 2006, respectively; 15,770,584 and 15,722,598 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	15,771	15,723
Preferred stock —$.001 par value; 10,000,000 shares authorized at March 31, 2007 and December 30, 2006 respectively; no shares issued and outstanding	—	—
Additional capital	120,477,743	120,079,017
Other comprehensive income	359,690	354,203
Accumulated deficit	(15,246,827)	(10,337,836)

Total stockholders’ equity	105,606,377	110,111,107

Total liabilities and stockholders’ equity	$241,610,881	$227,919,350

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net revenues	$77,662,496	$74,810,296
Cost of products sold	51,579,270	49,007,939

Gross profit	26,083,226	25,802,357

Selling, general and administrative	29,351,900	23,702,479
Store pre-opening expenses	630,766	199,749

Total operating expenses	29,982,666	23,902,228

Operating (loss) income	(3,899,440)	1,900,129

Interest expense	(983,490)	(3,059,426)
Interest income	5,902	10,783
Other income	31,998	322,064
Other expense	(42,979)	(42,944)

Loss before income taxes	(4,888,009)	(869,394)

Income tax expense	(20,982)	—

Net loss	$(4,908,991)	$(869,394)

Basic net loss per share of common stock	$(0.31)	$(0.09)
Diluted net loss per share of common stock	$(0.31)	$(0.09)
Basic weighted average common shares outstanding	15,730,759	9,803,712
Diluted weighted average common shares outstanding	15,730,759	9,803,712
See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,	April 1,
	2007	2006
Operating Activities
Net loss	$(4,908,991)	$(869,394)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,893,486	1,528,596
Amortization of intangible assets	94,422	94,423
Amortization of debt issue costs and debt discount	29,950	989,248
Stock-based compensation	70,556	—
Non-cash loss on write-off of property and equipment	16,797	—
Change in operating assets and liabilities:
Accounts receivable	(973,496)	(580,153)
Inventories	(11,966,534)	(10,062,501)
Prepaids expenses and other assets	1,637,379	(1,742,962)
Other assets	11,547	(11,824)
Accounts payable	12,008,729	12,628,184
Accrued expenses and other current liabilities	(1,632,253)	(5,437,360)
Deferred rent	797,339	220,147

Net cash used in operating activities	(2,921,069)	(3,243,596)

Investing Activities
Capital expenditures	(4,334,460)	(2,834,256)

Net cash used in investing activities	(4,334,460)	(2,834,256)

Financing Activities
Principal payments on lines of credit	(23,006,013)	(17,674,471)
Proceeds from line of credit	30,210,000	23,183,472
Proceeds from exercise of stock options	328,218	—

Net cash provided by financing activities	7,532,205	5,509,001

Effect of exchange rate changes on cash	5,410	25,734

Change in cash and cash equivalents	282,086	(543,117)
Cash and cash equivalents, beginning of period	1,801,631	4,207,497

Cash and cash equivalents, end of period	$2,083,717	$3,664,380

Supplemental cash flow information:
Interest payments	$502,360	$3,997,843
Income tax payments	147,983	55,357
Supplemental non-cash transactions:
Amortization of discount on senior secured notes	—	708,164
See accompanying notes to unaudited consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Description of Business
Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer, of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services including the sale of individual club components for customers to build clubs as well as custom fitting and repair services. The Company markets its products through retail stores as well as through its Internet site and direct-to-consumer channels, which include its clubmaking and consumer catalogs. The Company also operates the Harvey Penick Golf Academy, a golf instructional school incorporating the techniques of the late Harvey Penick.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”). The Company has no operations nor does it have any assets or liabilities other than its investment in Golfsmith. Accordingly, these consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
The balance sheet at December 30, 2006 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2007.
Revenue Subject to Seasonal Variations
The Company’s business is seasonal. The Company’s sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a higher percentage of the Company’s annual net revenues and annual net operating income than that in other periods in its fiscal year.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The three months ended March 31, 2007 and April 1, 2006 both consisted of thirteen weeks.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, (“SFAS 109”). FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income

GOLFSMITH HOLDINGS INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no material reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
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
The net proceeds from the initial public offering, along with borrowings under the Company’s Amended and Restated Credit Facility (see Note 4) were used to retire the $93.75 million Senior Secured Notes (see Note 4), to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, to pay fees and expenses related to the Company’s Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate the Company’s management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of the Company’s shares.
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
3. Intangible Assets
The following is a summary of the Company’s intangible assets that are subject to amortization:

	March 31,	December 30,
	2007	2006
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,699,602)	(1,605,180)

Customer database net carrying amount	$1,699,603	$1,794,025

Amortization expense related to finite-lived intangible assets was approximately $0.1 million for each of the three months ended March 31, 2007 and April 1, 2006, and is recorded in selling, general and administration expenses on the consolidated statements of operations.
4. Debt
Amended and Restated Credit Facility
On June 20, 2006, the Old Senior Secured Credit Facility (discussed below in this Note 4) of the Company, as guarantor, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, (i) to repay the outstanding balance of the

GOLFSMITH HOLDINGS INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Company’s Old Senior Secured Credit Facility, (ii) to retire all of the outstanding Senior Secured Notes issued by the Company, (iii) to pay a fee of $3.0 million to First Atlantic Capital, Ltd., and (iv) to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
Loans incurred under the Amended and Restated Credit Facility bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.
The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $2.5 million, which is an availability block used to calculate the borrowing base. At March 31, 2007, the Company had $48.7 million outstanding under the Amended and Restated Credit Facility leaving $13.8 million in borrowing availability. At December 30, 2006, the Company had $41.5 million outstanding under the Amended and Restated Credit Facility leaving $21.0 million in borrowing availability.
Senior Secured Notes
On October 15, 2002, Golfsmith completed an offering of $93.75 million aggregate principal amount at maturity of 8.375% senior secured notes due in 2009 (the “Senior Secured Notes”) at a discount of 20%, or $18.75 million. Interest payments were required semi-annually on March 1 and September 1. The terms of the Senior Secured Notes limited the ability of Golfsmith to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms of the Senior Secured Notes also contained certain other covenants, including a restriction on capital expenditures. These notes were retired on June 20, 2006, upon the closing of the initial public offering and with proceeds from the Company’s Amended and Restated Credit Facility (see above in this Note 4).
Old Senior Credit Facility
Prior to the execution of the Amended and Restated Credit Facility (as described above in this Note 4), Golfsmith had a revolving senior secured credit facility with $12.5 million availability, subject to a required reserve of $0.5 million (the “Old Senior Secured Credit Facility”). Borrowings under the Old Senior Secured Credit Facility were secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by the Company, Golfsmith or its subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. On June 20, 2006, the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility (as described above in this Note 4). All remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.
5. Long-Lived Assets
The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), which requires long-lived assets, such as property and equipment,

GOLFSMITH HOLDINGS INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. There were no material impairment losses for the three months ended March 31, 2007 or April 1, 2006, respectively.
6. Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities are comprised of the following at March 31, 2007 and December 30, 2006, respectively:

	March 31,	December 30,
	2007	2006
Gift cards and returns credits	$6,800,784	$8,455,340
Taxes	3,499,876	4,563,426
Salaries and benefits	2,286,432	1,707,951
Allowance for returns reserve	879,903	872,511
Interest	767,921	323,012
Other	1,482,600	1,609,070

Total	$15,717,516	$17,531,310

7. Comprehensive Loss
The Company’s comprehensive loss is composed of net loss and translation adjustments. There were no material differences between net loss and comprehensive loss during the three months ended March 31, 2007 or April 1, 2006, respectively.
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
The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended
	March 31,	April 1,
	2007	2006
Net loss	$(4,908,991)	$(869,394)
Basic:
Weighted-average shares of common stock outstanding	15,730,759	9,472,144
Weighted-average shares of restricted common stock units outstanding	—	331,568

Shares used in computing basic net loss per share	15,730,759	9,803,712

Effect of dilutive securities:
Stock options and awards	—	—

Shares used in computing diluted net loss per share	15,730,759	9,803,712

Basic net loss per share	$(0.31)	$(0.09)
Diluted net loss per share	$(0.31)	$(0.09)

GOLFSMITH HOLDINGS INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Stock-Based Compensation
The Company calculates the fair value of stock compensation transactions using the Black-Scholes fair-value pricing model. The resulting calculated fair values are reported as stock compensation expense and amortized over the vesting period of the options. For the three months ended March 31, 2007, the Company recorded stock compensation expense of $0.1 million in selling, general and administrative expenses.
As of March 31, 2007, there was $0.9 million of unamortized stock compensation expense which is expected to be amortized over a weighted-average period of approximately 2.6 years. During the three months ended March 31, 2007, 47,965 options were exercised with an intrinsic value of $0.1 million. No options were exercised during the three months ended April 1, 2006.
10. Guarantees
The Company and its subsidiaries fully and unconditionally guarantee, and all of its future domestic subsidiaries will guarantee, the Amended and Restated Credit Facility. At March 31, 2007, and December 30, 2006, there were $48.7 and $41.5 million, respectively, in borrowings outstanding under the Amended and Restated Credit Facility.
The Company has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.
The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred, historically such costs have not been material. During the three months ended March 31, 2007 and April 1, 2006, respectively, no material amounts have been accrued or paid relating to product warranties.
11. Commitments and Contingencies
Lease Commitments
The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes and insurance.
At March 31, 2007, future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease
	Obligations	Sublease Income
2007	$16,848,709	$815,430
2008	22,091,101	1,299,392
2009	21,098,951	1,103,234
2010	20,801,660	677,209
2011	20,999,993	644,841
Thereafter	76,358,892	1,419,563

Total minimum lease payments	$178,199,306	$5,959,669

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
Forward-looking statements are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based in part on currently available information and in part on management’s estimates and projections of future events and conditions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to the Risk Factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.
We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
Overview
We believe that we are the nation’s largest specialty retailer of golf and tennis equipment, apparel and accessories based on sales. As of May 8, 2007, we operate 69 retail stores in 16 states and 22 markets, which include 13 of the top 15 golf markets. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation, and through our direct-to-consumer channel, consisting of our Internet site, www.golfsmith.com, and our comprehensive catalogs.
We were founded in 1967 as a golf club-making company offering custom-made clubs, club-making components and club repair services. In 1972, we opened our first retail store, and in 1975 we mailed our first general golf products catalog. Over the past three decades we have continued to expand our product offerings, open retail stores and add to our catalog titles. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, Atlantic Equity Partners III, L.P., an investment fund managed by First Atlantic Capital, Ltd. acquired us from our original founders, Carl, Barbara and Franklin Paul, (“the acquisition”).
Since the acquisition, we accelerated our growth plan and opened 45 new stores. To date in fiscal 2007, we have opened seven new stores and plan to open an additional five to seven stores over the remainder of the year. We opened ten new stores during fiscal 2006, six new stores during fiscal 2005 and eight new stores during fiscal 2004. Based on our past experience, opening a new store within our core 18,000 to 22,000 square-foot format requires a net investment, on average, of approximately $750,000 for capital expenditures, $150,000 for pre-opening expenses and $875,000 for inventory. This level of investment assumes a spring opening and may vary depending on market conditions and the level of work required on the property when we receive it from the landlord.
On June 20, 2006, we completed an initial public offering of our common stock. Our stock trades on the Nasdaq Global Market under the ticker symbol “GOLF.” In the initial public offering, we sold 6,000,000 shares of common stock and received net proceeds of $61.2 million. We used these net proceeds along with borrowings under our Amended and Restated Credit Facility to retire our Senior Secured Notes with a face value of $93.75 million, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic

Capital, Ltd. The completion of the initial public offering and, concurrently, the execution of the Amended and Restated Credit Facility that provided for borrowings up to $65.0 million, provides us with increased financial flexibility.
Fiscal Year
Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three month periods ended March 31, 2007 and April 1, 2006 each consisted of 13 weeks.
Industry Trends
The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves and on-course pro shops. We are experiencing increased off-course specialty golf retail competition as competitors enter our geographical markets and as we enter geographical markets that are new to us. We intend to continue to open additional stores in existing and new geographical markets as opportunities are identified and as our availability of adequate capital permits. Among other factors, this will require us to identify suitable locations for our new stores at the same time as our competitors are also looking to expand into similar geographic markets.
In addition to the increased golf retail store competition, we are experiencing pressure on our club component business due to the growth of the pre-owned club market, the price / value relationship between club components and pre-owned clubs, and continuing competition as our competitors enter the club component business.
Sales of our products are affected by increases and decreases in golfer participation rates. Over the last 35 years the golf industry has realized significant growth. According to the National Golf Foundation (“NGF”), the number of rounds of golf played in the United States grew from 266.0 million in 1970 to a peak of 518.4 million rounds played in 2000. Between 2000 and 2003, the number of rounds played in the United States dropped to 495.0 million. However, according to the NGF, the number of rounds played increased over the three year period of 2004 to 2006 to 501.3 million rounds played in 2006. A variety of factors affect recreational activities including the state of the nation’s economy, weather conditions and consumer confidence. As a result of the factors described above and according to the NGF, the golf retail industry is expected to remain stable or grow slightly in 2007. Therefore, we expect that any growth for a golf and tennis specialty retail company will result primarily from market share gains. To increase our market share, we believe that we will need to continue to expand our retail presence in existing and new geographic markets. In addition, we also must continue to compete effectively in the direct-to-consumer channel and expand our proprietary brands.
Revenues
Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources including international distributors. The following table provides information about the breakdown of our revenues for the periods indicated:

	Three Months Ended
	March 31, 2007		April 1, 2006
	(in thousands)		(in thousands)
Stores	$57,598	74%	$53,137	71%
Direct-to-consumer	18,325	24%	20,207	27%
International distributors and other	1,739	2%	1,466	2%
Our revenue growth continues to be driven by the expansion of our store base. The decrease in our direct-to-consumer revenue channel for the periods ended March 31, 2007 and April 1, 2006, respectively, was primarily due to decreases in our club component business due to the reasons previously stated above.
Store revenues. Changes in revenues generated from our stores are driven primarily by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”).
Branded compared to proprietary products. The majority of our sales are from premier-branded golf equipment, apparel and accessories from leading manufacturers, including Callaway, Cobra, FootJoy, Nike, Ping, TaylorMade and Titleist. In addition, we sell our own proprietary-branded equipment, components, apparel and accessories under the Golfsmith ®, Killer Bee ®, Lynx ®, Snake Eyes ®, Zevo ®, ASI ®, GearForGolf TM, GiftsForGolf TM, J.G.H TM, VictorScot ® and other product lines. These proprietary branded products are sold through all of our channels and generally generate higher gross profit margins than non-proprietary branded products.
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
Cost of Goods Sold
We capitalize inbound freight and vendor discounts into inventory upon receipt of the inventory. These costs and discounts increase and decrease, respectively, the value of inventory recorded on our consolidated balance sheets. These costs and discounts are then subsequently reflected in cost of products sold upon the sale of that inventory. Because some retailers exclude these costs from cost of products sold and instead include them in a line item such as selling, general and administrative expenses, our gross profit may not be comparable to those of other retailers. Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of products sold. Income received from our vendors through our co-operative advertising program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of products sold when the related merchandise is sold.
Operating Expenses
Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases to GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses in the first quarter of fiscal 2006 also included the fees and other expenses we paid for services rendered to us pursuant to a management consulting agreement between us and First Atlantic Capital, Ltd. Under this agreement, we paid First Atlantic Capital, Ltd. fees and related expenses totaling $0.2 million for the three months ended April 1, 2006. This contract was terminated in June, 2006 and thus no amounts were paid under this agreement during the three months ended March 31, 2007. We have agreed to reimburse First Atlantic Capital, Ltd. for expenses incurred in connection with meetings between representatives of First Atlantic Capital, Ltd. and us in connection with Atlantic Equity Partners III, L.P.’s investment in us, and business matters that First Atlantic Capital, Ltd. attends to on our behalf for so long as Atlantic Equity Partners III, L.P. holds at least 20% of our outstanding shares of our common stock.
Store pre-opening expenses
Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
Interest expense
Our interest expense for the three months ended March 31, 2007, consists of costs related to our Amended and Restated Credit Facility. Our interest expenses for the three months ended April 1, 2006 consists of costs related to our Senior Secured Notes and our Old Senior Secured Credit Facility.
Interest income
Our interest income consists of amounts earned from our cash balances held in short-term money market accounts.
Other income

Other income consists primarily of exchange rate variances and, for the three month period ended April 1, 2006, includes $0.3 million of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.
Other expense
Other expense consists primarily of exchange rate variances.
Income taxes
Our income taxes consist of federal, state and foreign taxes, based on the effective rate for the fiscal year.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended (unaudited)
	March 31,	April 1,
	2007	2006	$ Change	% Change
	(in thousands)
Net revenues	$77,662	$74,810	$2,852	3.8%
Cost of products sold	51,579	49,008	2,571	5.2%

Gross profit	$26,083	$25,802	281	1.1%

Selling, general and administrative	29,352	23,702	5,650	23.8%
Store pre-opening expenses	630	200	430	215.0%

Operating loss (income)	$(3,899)	$1,900	$(5,799)	n/m

As a percentage of net revenues
Cost of products sold	66.4%	65.5%
Gross profit	33.6%	34.5%
Selling, general and administrative	37.8%	31.7%
Store pre-opening expenses	0.8%	0.3%
Operating loss	-5.0%	2.5%
n/m Not meaningful
Comparison of Three Months Ended March 31, 2007 to Three Months Ended April 1, 2006
Net Revenues

	Three Months Ended (unaudited)}
	March 31,	April 1,
(dollars in thousands)	2007	2006	Change	% Change
Net revenues	$77,662	$74,810	$2,852	3.8%

Comparable stores	49,649	52,651	(3,002)	-5.7%
Non-comparable stores	7,949	486	7,463	1535.6%
Net revenues increased by 3.8% for the three months ended March 31, 2007 compared with the same period in the prior year. The increase was due to a $4.5 million increase in our store revenues offset by a decrease of $1.9 million from our direct to consumer channel. The increase in our store revenue was due to an increase in our non-comparable store revenues due to new store openings in the latter half of our fiscal 2006.
Our comparable store revenues declined by 5.7% for the three months ended March 31, 2007 compared to the three months ended April 1, 2006. No stores entered our comparable store base during the three months ended March 31, 2007. Four stores entered our comparable store base during the three months ended April 1, 2006. We believe that comparable store revenues continue to be negatively impacted by increased competition in select geographic markets and declines in our retail club component business. Comparable store revenues for the three months ended April 1, 2006 increased by $5.2 million, or 12.3%, compared to the first fiscal quarter of 2005.

Non-comparable store revenues include revenues from thirteen stores in operation that were opened subsequent to April 1, 2006, contributing $7.9 million in revenue. Two of these stores will move into our comparable store revenue base in the second quarter of fiscal 2007.
Gross Profit

	Three Months Ended (unaudited)}
	March 31,	April 1,
(dollars in thousands)	2007	2006	Change	% Change
Cost of products sold	$51,579	$49,008	$2,571	5.2%
As a percentage of net revenues	66.4%	65.5%

Gross profit	$26,083	$25,802	$281	1.1%
Gross profit as a percentage of net revenues	33.6%	34.5%	-0.9%
Increased revenues led to higher gross profits for the three months ended March 31, 2007 compared to the three months ended April 1, 2006. The decrease in gross margin percentage was due to higher sales of lower margin products such as golf clubs and electronic accessories and is a reflection of increased competition, increases in the pre-owned golf club business and declines in the club component business. We also recorded an increase of $0.7 million in inventory valuation expense, which was primarily related to inventory shrinkage. These declines were partially offset by increases in our co-operative vendor programs
Selling General and Administrative

	Three Months Ended (unaudited)
	March 31,	April 1,
(dollars in thousands)	2007	2006	Change	% Change
Selling, general and administrative expenses	$29,352	$23,702	$5,650	23.8%
As a percentage of net revenues	37.8%	31.7%
Selling, general and administrative expenses increased by 23.8% for the three months ended March 31, 2007 compared with the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to increases in personnel costs, occupancy costs and advertising. The increase in personnel costs was primarily due to the opening of 13 stores subsequent to April 1, 2006 and an increase in our corporate personnel as we built our infrastructure as a result of being a publicly-held company. The increase in our occupancy costs was due to the increase in the number of stores opened subsequent to April 1, 2006. The increase in our advertising expenses was a result of increasing our store base, continuing to build brand awareness in select highly competitive geographic markets and accelerating a portion of our fiscal 2007 advertising spend for additional support of a national promotion.
Store Pre-Opening Expenses

	Three Months Ended (unaudited)
	March 31,	April 1,
(dollars in thousands)	2007	2006	Change	% Change
Store pre-opening expenses	$630	$200	$430	215.0%
As a percentage of net revenues	0.8%	0.3%
Store pre-opening expenses increased by $0.4 million for the three months ended March 31, 2007 compared with the same period in the prior year. During the three months ended March 31, 2007, we incurred $0.6 million of expenses related to the opening of three new retail locations during the first fiscal quarter of 2007 and the preparation for opening three new locations shortly after the end of our first quarter. During the three months ended April 1, 2006, we incurred $0.2 million mainly related to occupancy and personnel costs that were due to the opening of four new retail locations at the beginning of the second quarter of fiscal 2006.
Interest expense. Interest expense decreased by $2.1 million to $1.0 million in the three months ended March 31, 2007 from $3.1 million in the three months ended April 1, 2006. The decrease in interest expense is due to the retirement of our Senior Secured Notes in June 2006.
Interest income. Interest income did not significantly change in the three months ended March 31, 2007 compared to the three months ended April 1, 2006.
Other income. Other income decreased for the three months ended March 31, 2007 from the three months ended April 1,

2006, by $0.3 million. The decrease was due to the recording of $0.3 million, in the first quarter of fiscal 2006, for declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant. This lawsuit was related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.
Other expense. Other expense did not change significantly from the same period in the prior year.
Income taxes. Income taxes did not change significantly from the same period in the prior year.
Liquidity and Capital Resources
On June 20, 2006, we completed our initial public offering in which we sold 6,000,000 shares of our common stock at an offering price to the public of $11.50 per share. The net proceeds from the IPO were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million. Our shares of common stock trade on the Nasdaq Global Market under the symbol “GOLF.”
The net proceeds from our initial public offering, along with borrowings under our Amended and Restated Credit Facility were used to retire the $93.75 million face value Senior Secured Notes, to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd.
We had cash and cash equivalents of $2.1 and $1.8 million as of March 31, 2007 and December 30, 2006, respectively. At March 31, 2007 we had outstanding debt obligations of $48.7 million and $13.8 million in borrowing availability under our Amended and Restated Credit Facility. At December 30, 2006, we had outstanding debt obligations of $41.5 million and $21.0 million in borrowing availability under our Amended and Restated Credit Facility.
Based on our current business plan, we believe our existing cash balances and cash generated from operations, and borrowing availability under our Amended and Restated Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, in the future, we may seek to sell additional equity or arrange debt financing to fund our general business operations and objectives, including the cost to open new stores, acquisitions, mergers and infrastructure investments. Further, we believe cash outflows related to new store openings, store retrofittings, advertising and capital expenditures can be adjusted accordingly if needed because of our working capital requirements. If cash from operations and from our Amended and Restated Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Risk Factors” as set forth in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.
Cash Flows
Operating activities
Net cash used in operating activities was $2.9 million in the three months ended March 31, 2007, compared to net cash used in operating activities of $3.2 million in the three months ended April 1, 2006. Cash used in operating activities was principally due to a decrease in net income of $4.0 million and an increase in cash used for the purchase of inventory of $2.5 million, net of accounts payable. These increases in cash used were offset by cash generated of $6.8 million related to the timing of payments for general working capital activities.
Investing activities
Net cash used in investing activities was $4.3 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $2.8 million for the three months ended April 1, 2006. The increase was largely driven by the purchase of capital assets to outfit three new stores in the first quarter of fiscal 2007 and eight additional stores that we intend to open during the second quarter of fiscal 2007. By comparison, we did not open any new stores in the first quarter of fiscal 2006 and opened six stores in the second quarter of fiscal 2006.
Financing activities

Net cash provided by financing activities was $7.5 million for the three months ended March 31, 2007, compared to net cash provided by financing activities of $5.5 million for the three months ended April 1, 2006. Net cash provided by financing activities for the three months ended March 31, 2007, was comprised primarily of proceeds from our line of credit which were used to fund purchases of inventory in anticipation of a strong spring selling season and purchase capital assets for the planned opening of stores in the first two quarters of the 2007 fiscal year.
Current Indebtedness
Amended and Restated Credit Facility
On June 20, 2006, the Old Senior Secured Credit Facility (discussed below) of the Company, as guarantor, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, (i) to repay the outstanding balance of our Old Senior Secured Credit Facility, (ii) to retire all of the outstanding Senior Secured Notes issued by us, (iii) to pay a fee of $3.0 million to First Atlantic Capital, Ltd., pursuant to the termination of the management agreement with First Atlantic Capital, Ltd. and (iv) to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
Loans incurred under the Amended and Restated Credit Facility bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Amended and Restated Credit Facility has a term of five years.
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
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At March 31, 2007, we had $48.7 million outstanding under the Amended and Restated Credit Facility and $13.8 million of borrowing availability after giving effect to the required reserves of $2.5 million. At December 30, 2006, we had $41.5 million outstanding under the Amended and Restated Credit Facility and $21.0 million of borrowing availability after giving effect to the required reserves of $2.5 million.
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
Contractual Obligations
The following table of our material contractual obligations as of March 31, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 - 3 Years	4 - 5 Years	Years
			(in thousands)
Operating leases	$178,199	$22,514	$42,754	$41,766	$71,165
Purchase obligations (1)	8,704	7,942	762	—	—

Total	$186,903	$30,456	$43,516	$41,766	$71,165

(1)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase of obligations do not include contracts we can terminate without cause with little or no penalty to us.

(2)	Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.
Capital Expenditures
Subject to our ability to generate sufficient cash flow, for fiscal year 2007 we expect to spend between $10.0 million and $12.0 million on capital expenditures to open additional stores and/or to retrofit, update or remodel existing stores.
Off-Balance Sheet Arrangements
As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.
Critical Accounting Policies and Estimates
Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 30, 2007. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.

Revenue Recognition.
We recognize revenue from retail sales at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card. We recognize revenues from catalog and Internet sales upon shipment of merchandise and any service related revenue as the services are performed.
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
Inventory Valuation
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
Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 1.3% and 0.7% of net revenues for the three months ended March 31, 2007 and April 1, 2006, respectively. Inventory shrinkage expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. There were no material write-offs of assets in either of the three month periods ended March 31, 2007 or April 1, 2006, respectively.
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
No impairment of goodwill or identifiable intangible assets was recorded in either of the three month periods ended March 31, 2007 or April 1, 2006, respectively.
Product Return Reserves
We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Net returns reserve expenses recorded in the statement of operations were 3.6% and 3.5% of net revenues for the three months ended March 31, 2007 and April 1, 2006, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.
Store Closure Costs
When we decide to close a store we comply with the accounting guidance provided by SFAS No. 146, Accounting For Costs Associated With Exit or Disposal Activities (“SFAS 146”). Under SFAS 146, we estimate the future cashflows generated and expenses expected to be incurred through the store’s shutdown date. In the event that the expected expenses exceed the estimated future cashflows of the store, we recognize an expense to reflect that amount directly related to the shutdown of the store. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.
We did not close any stores during the three months ended March 31, 2007 and April 1, 2006, respectively. We currently plan to close three stores in fiscal 2008, due to the expiration of the lease terms. We do not forecast the necessity to record any expense amounts under SFAS No. 146 for any of the three planned store closures in fiscal 2008 because the estimated future cashflows exceed the expected expenses incurred through the stores’ shutdown dates.
Operating Leases
We enter into operating leases for our retail locations. Other than our Austin campus retail location, which we own, store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year. We record direct costs incurred to effect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.
Deferred Tax Assets
A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of March 31, 2007, and December 30, 2006, we recorded full valuation allowances against accumulated net deferred tax assets of $7.4 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Stock Compensation
We follow the guidance set by by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in our consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. We use the Black-Scholes fair value pricing model to estimate the fair value of stock option and stock grant awards granted under SFAS 123(R). The Black-Scholes model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. As our history of trading in the public equity markets is still within the first year following its initial public offering, we believe that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.
In addition, as part of the requirements of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no material reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
The interest payable on our Amended and Restated Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of March 31, 2007, if the maximum available amount under the credit facility of $65.0 million less the availability block of $2.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $6.3 million on an annual basis, thereby materially affecting our results from operations and cash flows. As our debt balances consist strictly of our Amended and Restated Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during the three months ended March 31, 2007. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
Foreign Currency Risks
We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position. Additionally, we were not a party to any derivative instruments during the three months ended March 31, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting. During the three months ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, in the aggregate, would have a material adverse impact on our financial results or consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes in our risk factors with respect to our quarter ended March 31, 2007 from those disclosed in our annual report on form 10-K filed with the SEC on March 30, 2007.
Item 6. Exhibits
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
James D. Thompson Chief Executive Officer, President and Director (Principal Executive Officer and Authorized Signatory) Date: May 8, 2007

By:	/s/ Virginia Bunte
Virginia Bunte Chief Financial Officer (Principal Accounting Officer and Authorized Signatory) Date: May 8, 2007