Form 10-Q
period 2007-06-30
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2007-08-07
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 31, 2007
$.001 par value	15,770,584 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	June 30,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,240,302	$1,801,631
Receivables, net of allowances of $292,554 at June 30, 2007 and $158,638 at December 30, 2006	2,565,549	1,387,786
Inventories	102,498,684	88,174,797
Prepaid and other current assets	11,433,720	9,938,863

Total current assets	122,738,255	101,303,077

Property and equipment:
Land and buildings	21,467,501	21,433,166
Equipment, furniture and fixtures	30,504,401	25,181,495
Leasehold improvements and construction in progress	35,341,592	30,663,227

	87,313,494	77,277,888
Less: accumulated depreciation and amortization	(25,107,990)	(21,203,855)

Net property and equipment	62,205,504	56,074,033

Goodwill	42,557,370	42,557,370
Tradenames	11,158,000	11,158,000
Trademarks	14,064,189	14,064,189
Customer database, net of accumulated amortization of $1,794,024 at June 30, 2007 and $1,605,180 at December 30, 2006	1,605,181	1,794,025
Debt issuance costs, net of accumulated amortization of $125,822 at June 30, 2007 and $65,921 at December 30, 2006	473,187	533,088
Other long-term assets	412,875	435,568

Total assets	$255,214,561	$227,919,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,954,751	$51,944,778
Accrued expenses and other current liabilities	16,839,276	17,531,310
Line of credit	44,102,000	41,533,013

Total current liabilities	131,896,027	111,009,101

Deferred rent liabilities	10,577,374	6,799,142

Total liabilities	142,473,401	117,808,243

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at June 30, 2007 and December 30, 2006, respectively; 15,770,584 and 15,722,598 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	15,771	15,723
Preferred stock —$.001 par value; 10,000,000 shares authorized at June 30, 2007 and December 30, 2006 respectively; no shares issued and outstanding	—	—
Deferred Stock Units -$0.001 par value; 39,596 shares and 9,244 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	40	9
Additional capital	120,763,624	120,079,008
Other comprehensive income	393,165	354,203
Accumulated deficit	(8,431,440)	(10,337,836)

Total stockholders’ equity	112,741,160	110,111,107

Total liabilities and stockholders’ equity	$255,214,561	$227,919,350

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net revenues	$124,998,760	$114,138,315	$202,661,256	$188,948,611
Cost of products sold	80,556,095	72,437,031	132,135,365	121,444,970

Gross profit	44,442,665	41,701,284	70,525,891	67,503,641

Selling, general and administrative	35,612,535	34,163,217	64,964,435	57,865,696
Store pre-opening expenses	1,147,630	1,022,987	1,778,396	1,222,736

Total operating expenses	36,760,165	35,186,204	66,742,831	59,088,432

Operating income	7,682,500	6,515,080	3,783,060	8,415,209

Interest expense	(933,212)	(2,753,646)	(1,916,702)	(5,813,072)
Interest income	39,624	144,692	45,526	155,475
Other income	206,852	1,098,712	238,850	1,420,776
Other expense	(26,177)	(65,296)	(69,156)	(108,240)
Loss on debt extinguishment	—	(12,775,270)	—	(12,775,270)

Income (loss) before income taxes	6,969,587	(7,835,728)	2,081,578	(8,705,122)

Income tax expense	(154,200)	(108,090)	(175,182)	(108,090)

Net income (loss)	$6,815,387	$(7,943,818)	$1,906,396	$(8,813,212)

Basic net income (loss) per share of common stock	$0.43	$(0.73)	$0.12	$(0.85)
Diluted net income (loss) loss per share of common stock	$0.43	$(0.73)	$0.12	$(0.85)

Basic weighted average common shares outstanding	15,797,633	10,823,558	15,768,818	10,330,492
Diluted weighted average common shares outstanding	15,830,810	10,823,558	15,872,254	10,330,492
See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,	July 1,
	2007	2006
Operating Activities
Net income (loss)	$1,906,396	$(8,813,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,130,220	3,175,627
Amortization of intangible assets	188,844	188,845
Amortization of debt issue costs and debt discount	59,901	1,886,587
Loss on extinguishment of debt	—	12,775,270
Stock-based compensation	356,477	438,304
Payments of withholding taxes for stock unit conversions	—	(1,015,263)
Non-cash loss on write-off of property and equipment	17,179	9,574
Non-cash derivative income	—	(1,033,257)
Gain on sale of assets	—	(22,650)
Change in operating assets and liabilities:
Accounts receivable	(1,177,763)	(840,885)
Inventories	(14,323,887)	(18,651,700)
Prepaids expenses and other current assets	(1,139,432)	(3,011,285)
Other assets	22,693	—
Accounts payable	19,009,973	19,416,885
Accrued expenses and other current liabilities	(216,371)	(4,455,065)
Deferred rent	3,778,232	1,010,589

Net cash provided by operating activities	12,612,462	1,058,364

Investing Activities
Capital expenditures	(11,109,591)	(8,582,807)
Proceeds from the sale of assets	—	22,650

Net cash used in investing activities	(11,109,591)	(8,560,157)

Financing Activities
Principal payments on lines of credit	81,491,204	(56,883,979)
Proceeds from line of credit	(78,922,217)	93,334,880
Debt issuance costs	—	(343,240)
Payments to satisfy debt obligations	—	(94,431,896)
Proceeds from initial public offering, net	—	61,646,562
Proceeds from exercise of stock options	328,218	4,681

Net cash provided by financing activities	2,897,205	3,327,008

Effect of exchange rate changes on cash	38,595	119,378

Change in cash and cash equivalents	4,438,671	(4,055,407)
Cash and cash equivalents, beginning of period	1,801,631	4,207,497

Cash and cash equivalents, end of period	$6,240,302	$152,090

Supplemental cash flow information:
Interest payments	$1,442,170	$7,145,927
Income tax payments	245,062	213,234
Supplemental non-cash transactions:
Amortization of discount on senior secured notes	—	1,353,012
Write-off of debt issuance costs of senior secured notes and senior credit facility	—	4,200,425
See accompanying notes to unaudited consolidated financial statements

GOLFSMITH INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Description of Business
Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer, of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services including the sale of individual club components for customers to build clubs as well as custom fitting and repair services. The Company markets its products through retail stores as well as through its Internet site and direct-to-consumer channels, which include its clubmaking and consumer catalogs. The Company also operates the Harvey Penick Golf Academy, a golf instruction school incorporating the techniques of the late Harvey Penick.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended June 30, 2007 and July 1, 2006, respectively, both consisted of thirteen weeks. The six-month periods ended June 30, 2007 and July 1, 2006, respectively, both consisted of 26 weeks.
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

GOLFSMITH INTERNATIONAL, INC.
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
2. Intangible Assets
The following is a summary of the Company’s intangible assets that are subject to amortization:

	June 30,	December 30,
	2007	2006
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,794,024)	(1,605,180)

Customer database net carrying amount	$1,605,181	$1,794,025

Amortization expense related to finite-lived intangible assets was approximately $0.1 million and $0.2 million for each of the three and six-month periods ended June 30, 2007 and July 1, 2006, respectively, and is recorded in selling, general and administration expenses on the consolidated statements of operations.
3. Debt
Amended and Restated Credit Facility
On June 20, 2006, the Company, as guarantor, and its subsidiaries amended and restated its existing credit facility by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent,” Swing Line Lender and Letter of Credit Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions provide (at their election) up to $25.0 million of additional commitments under the Revolver. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
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

GOLFSMITH INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $2.5 million, which is an availability block used to calculate the borrowing base. At June 30, 2007, the Company had $44.1 million outstanding under the Amended and Restated Credit Facility leaving $18.4 million in borrowing availability. At December 30, 2006, the Company had $41.5 million outstanding under the Amended and Restated Credit Facility leaving $21.0 million in borrowing availability.
4. Long-Lived Assets
The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. There were no material impairment losses for the three and six-month periods ended June 30, 2007 or July 1, 2006, respectively.
5. Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities are comprised of the following at June 30, 2007 and December 30, 2006, respectively:

	June 30,	December 30,
	2007	2006
Gift cards and returns credits	$6,580,265	$8,455,340
Taxes	5,456,073	4,563,426
Salaries and benefits	1,453,838	1,707,951
Allowance for returns reserve	1,159,797	872,511
Interest	700,489	323,012
Other	1,488,814	1,609,070

Total	$16,839,276	$17,531,310

6. Comprehensive Income
The Company’s comprehensive income is composed of net income and translation adjustments. There were no material differences between net income and comprehensive income during the three and six-month periods ended June 30, 2007 or July 1, 2006, respectively.
7. Earnings Per Share
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

GOLFSMITH INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income (loss)	$6,815,387	$(7,943,818)	$1,906,396	$(8,813,212)
Basic:
Weighted-average shares of common stock outstanding	15,770,584	10,537,380	15,750,672	10,016,597
Weighted-average shares of restricted common stock units outstanding	—	286,178	—	313,895
Weighted-average shares of deferred common stock units outstanding	27,049	—	18,146	—

Shares used in computing basic net income (loss) per share	15,797,633	10,823,558	15,768,818	10,330,492

Effect of dilutive securities:
Stock options and awards	33,177	—	103,436	—

Shares used in computing diluted net income (loss) per share	15,830,810	10,823,558	15,872,254	10,330,492

Basic net income (loss) per share	$0.43	$(0.73)	$0.12	$(0.85)
Diluted net income (loss) per share	$0.43	$(0.73)	$0.12	$(0.85)
8. Stock-Based Compensation
The Company calculates the fair value of stock compensation transactions using the Black-Scholes fair-value pricing model. The resulting calculated fair values are reported as stock compensation expense and amortized over the vesting period of the options. For the three-month periods ended June 30, 2007 and July 1, 2006, the Company recorded stock compensation expense of $0.3 million and $0.4 million, respectively, in selling, general and administrative expenses. For the six-month periods ended June 30, 2007 and July 1, 2006, the Company recorded stock compensation expense of $0.4 million in selling, general and administrative expenses.
As of June 30, 2007, there was $0.9 million of unamortized stock compensation expense which is expected to be amortized over a weighted-average period of approximately 2.3 years. During the six months ended June 30, 2007, 47,965 options were exercised with an intrinsic value of $0.1 million. During the six months ended July 1, 2006, 533 options were exercised with a minimal intrinsic value.
9. Guarantees
The Company and its subsidiaries fully and unconditionally guarantee, and all of its future domestic subsidiaries will guarantee, the Amended and Restated Credit Facility. At June 30, 2007, and December 30, 2006, there was $44.1 and $41.5 million, respectively, in borrowings outstanding under the Amended and Restated Credit Facility.
The Company has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.
The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred, historically such costs have not been material. During the three and six-month periods ended June 30, 2007 and July 1, 2006, respectively, no material amounts have been accrued or paid relating to product warranties.
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

GOLFSMITH INTERNATIONAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the 12 months periods ending at the end of our second fiscal quarter for each of the years presented below:

	Operating Lease
	Obligations	Sublease Income
2008	$22,911,750	$1,552,560
2009	21,808,388	1,332,787
2010	21,135,839	1,036,859
2011	21,056,255	812,337
2012	21,058,146	793,091
Thereafter	67,339,866	2,032,007

Total minimum lease payments	$175,310,244	$7,559,641

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
Since 2002 we have aggressively expanded our retail presence in the United States by opening 49 new stores including 12 new stores in fiscal 2007. To increase our market share, we believe that we will need to continue to expand our retail presence in existing and new geographic markets. In addition, we also must continue to compete effectively in the direct-to-consumer channel and expand our proprietary brands. We intend to continue to open additional stores as opportunities are identified and as our availability of adequate capital permits. Among other factors, this will require us to identify suitable locations for our new stores at the same time as our competitors are also looking to expand into similar geographic markets. As of August 1, 2007, we operate 73 retail stores in 18 states and 24 markets, which include 13 of the top 15 golf markets. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation, and through our direct-to-consumer channel, consisting of our Internet site, www.golfsmith.com, and our comprehensive catalogs.
Fiscal Year
Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended June 30, 2007 and July 1, 2006, respectively, each consisted of 13 weeks. The six-month periods ended June 30, 2007 and July 1, 2006, respectively, each consisted of 26 weeks.

Industry Trends
The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry is becoming extremely competitive as competitors enter our geographical markets and as we enter geographical markets that are new to us against existing competition. The Dallas, Texas and Atlanta, Georgia markets, specifically, have experienced significant increased competition. We expect competition in the golf and tennis retail industry to continue, which could negatively impact revenues, gross profit and net income. In addition to increased competition, our higher profit margin club component business is in decline thus negatively impacting our gross profit and operating income. We believe the club component industry has been in decline for the last several years. We believe this decline is due to waning consumer interest in building their own clubs, the rise of the now more accessible pre-owned club market and the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles.
Sales of our products are affected by increases and decreases in golfer participation rates. According to the National Golf Foundation (“NGF”), the number of rounds played increased approximately one percent over the past three and a half years. A variety of factors affect recreational activities including the state of the nation’s economy, weather conditions and consumer confidence. As a result of the factors described above and according to the NGF, the golf retail industry is expected to remain stable or grow slightly in 2007. Therefore, we expect that any growth for a golf and tennis specialty retail company will result primarily from market share gains. To increase our market share, we believe that we will need to continue to expand our retail presence in existing and new geographic markets. In addition, we also must continue to compete effectively in the direct-to-consumer channel and expand our proprietary brands.
Revenues
Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources including international distributors. The following table provides information about the breakdown of our revenues for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Stores	$96,805	77%	$84,874	74%	$154,403	76%	$138,011	73%
Direct-to-consumer	25,652	21%	26,954	24%	43,977	22%	47,161	25%
International distributors and other	2,542	2%	2,310	2%	4,281	2%	3,777	2%
Our revenue growth continues to be driven by the expansion of our store base while our direct-to-consumer revenue channel continues to decline. The decline in our direct-to-consumer channel is largely due to the decline of the club-component business.
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
Branded compared to proprietary products. The majority of our sales are generated from premier-branded golf and tennis equipment, apparel and accessories from leading manufacturers and are sold through all of our channels. In addition, we sell proprietary-branded equipment, components, apparel and accessories under a variety of trademarked brand names. Our proprietary-branded products are sold through all of our channels and generally generate higher gross profit margins than non-proprietary branded products.
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
Operating Expenses
Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases to GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses in the three and six-month periods ended July 1, 2006 also included the fees and other expenses we paid for services rendered to us pursuant to a management consulting agreement between us and First Atlantic Capital, Ltd. Under this agreement, we paid First Atlantic Capital, Ltd. fees and related expenses totaling $0.3 million for the six months ended July 1, 2006. This contract was terminated in June 2006, and thus no amounts were paid under this agreement during the six months ended June 30, 2007. Upon termination of our management agreement in June 2006, we paid a $3.0 million termination fee to First Atlantic Capital, Ltd., which was expensed at such time and included in selling, general, and administrative expenses. We have agreed to reimburse First Atlantic Capital, Ltd. for expenses incurred in connection with meetings between representatives of First Atlantic Capital, Ltd. and us in connection with Atlantic Equity Partners III, L.P.’s investment in us, and business matters that First Atlantic Capital, Ltd. attends to on our behalf for so long as Atlantic Equity Partners III, L.P. holds at least 20% of our outstanding shares of our common stock.
Store pre-opening expenses
Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
Interest expense
Our interest expense for the three and six-month periods ended June 30, 2007, consists of costs related to our Amended and Restated Credit Facility. Our interest expense for the three and six-month periods ended July 1, 2006 consists of costs related to our Amended and Restated Credit Facility, and our Senior Secured Notes and Old Senior Secured Credit Facility.
Interest income
Our interest income consists of amounts earned from our cash balances held in short-term money market accounts.
Other income
Other income consists primarily of exchange rate variances and other transactions outside of our normal course of business.
Other expense
Other expense consists primarily of exchange rate variances.
Income taxes
Our income taxes consist of federal, state and foreign taxes, based on the effective rate for the fiscal year.
Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended (unaudited)				Six Months Ended (unaudited)
	June 30,	July 1,			June 30,	July 1,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(in thousands)				(in thousands)
Net revenues	$124,999	$114,138	$10,861	9.5%	$202,661	$188,949	$13,712	7.3%
Cost of products sold	80,556	72,437	8,119	11.2%	132,135	121,445	10,690	8.8%

Gross profit	$44,443	$41,701	2,742	6.6%	$70,526	$67,504	3,022	4.5%

Selling, general and administrative	35,613	34,163	1,450	4.2%	64,964	57,866	7,098	12.3%
Store pre-opening expenses	1,147	1,023	124	12.1%	1,778	1,223	555	45.4%

Operating income	$7,683	$6,515	$1,168	17.9%	$3,784	$8,415	$(4,631)	-55.0%

As a percentage of net revenues
Cost of products sold	64.4%	63.5%			65.2%	64.3%
Gross profit	35.6%	36.5%			34.8%	35.7%
Selling, general and administrative	28.5%	29.9%			32.1%	30.6%
Store pre-opening expenses	0.9%	0.9%			0.9%	0.6%
Operating income	6.1%	5.7%			1.9%	4.5%
Comparison of Three and Six-Month Periods Ended June 30, 2007 and July 1, 2006, respectively
Net Revenues

	Three Months Ended (unaudited)				Six Months Ended (unaudited)
	June 30,	July 1,			June 30,	July 1,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Net revenues	$124,999	$114,138	$10,861	9.5%	$202,661	$188,949	$13,712	7.3%

Comparable stores	77,799	81,675	(3,876)	-4.7%	127,448	134,326	(6,878)	-5.1%
Non-comparable stores	19,006	3,199	15,807	494.1%	26,955	3,685	23,270	631.5%
Three Month Comparison
Net revenues increased by 9.5% for the three months ended June 30, 2007 compared with the same period in the prior year. The increase was due to an $11.9 million increase from our store revenues partially offset by a decrease of $1.3 million in our direct-to-consumer revenue channel. The increase in our store revenues was due to an increase in our non-comparable store revenues resulting from the opening of 15 new stores in the second half of our fiscal 2006 and the first half of our fiscal 2007.
Two stores entered our comparable store base during the three-month period ended June 30, 2007. No stores entered our comparable store base during the three-month period ended July 1, 2006. Our comparable store revenues declined by 4.7% for the three-month period ended June 30, 2007, compared to the three-month period ended July 1, 2006. Comparable store revenues continue to be negatively impacted by increased competition in select geographic markets as well as declines in our retail club component business. In addition to these competitive and product mix factors, golf rounds played in the United States, a leading indicator of golf participation tracked by the NGF, declined by 1.1% in the three-month period ended June 30, 2007, compared to the three-month period ended July 1, 2006, despite growth in both May and June of 2007. Comparable store revenues for the three-month period ended July 1, 2006 increased by $2.1 million, or 3.0%, compared to the same period in 2005. Five stores will move into our comparable store revenue base in the third quarter of fiscal 2007.
Six Month Comparison
Net revenues increased by 7.3% for the six months ended June 30, 2007 compared with the same period in the prior year. The increase was due to a $16.4 million increase from our store revenue channel offset by a decrease of $3.2 million in our direct-to-consumer revenue channel. The increase in our store revenue channel was due to an increase in our non-comparable store revenues resulting from the opening of the majority of our new stores in the first half of fiscal 2007. In comparison, our new store openings in the prior fiscal year were spread more evenly over the entire fiscal 2006.
Two stores entered our comparable store base during the six-month period ended June 30, 2007. Five stores entered our comparable store base during the six-month period ended July 1, 2006. Our comparable store revenues declined by 5.1% for the six-month period ended June 30, 2007, compared to the six-month period ended July 1, 2006. Comparable store revenues continue to be negatively impacted by increased competition in select geographic markets as well as declines in our retail club component business. In addition to these competitive and product mix factors, golf rounds played in the United States, as reported by the NGF, declined 1.8%during the six-month period ended June 30, 2007, compared to the six-month period ended July 1, 2006. Comparable store revenues for the six-month period ended July 1, 2006 increased by $7.4 million, or 6.4%, compared to the same period in 2005. Five stores will move into our comparable store revenue base in the third quarter of fiscal 2007.
Gross Profit

	Three Months Ended (unaudited)				Six Months Ended (unaudited)
	June 30,	July 1,			June 30,	July 1,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Cost of products sold	$80,556	$72,437	$8,119	11.2%	$132,135	$121,445	$10,690	8.8%
As a percentage of net revenues	64.4%	63.5%			65.2%	64.3%

Gross profit	$44,443	$41,701	$2,742	6.6%	$70,526	$67,504	$3,022	4.5%
Gross profit as a percentage of net revenues	35.6%	36.5%	-0.9%		34.8%	35.7%	-0.9%
Three and Six Month Comparison
Increased revenues led to higher gross profits for both the three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended July 1, 2006, respectively. The decrease in gross margin percentage was due to higher sales of lower margin products such as golf clubs and electronic accessories and is a reflection of increased competition. We also recorded an increase in inventory valuation expense, which was primarily related to an increase in our estimate for inventory shrinkage expense over the same period in the prior year. These factors causing declines in gross profit were partially offset by increases in our co-operative vendor programs and also shipping profits, which was related to a reduction in promotional shipping terms offered to our customers.
Selling, General and Administrative

	Three Months Ended (unaudited)				Six Months Ended (unaudited)
	June 30,	July 1,			June 30,	July 1,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Selling, general and administrative expenses	$35,613	$34,163	$1,450	4.2%	$64,964	$57,866	$7,098	12.3%
As a percentage of net revenues	28.5%	29.9%			32.1%	30.6%
Three Month Comparison
Selling, general and administrative expenses increased by 4.2% for the three-month period ended June 30, 2007 compared with the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to increases in occupancy and corporate support costs. The increase in occupancy and corporate support costs was primarily due to the opening of 15 stores subsequent to July 1, 2006. In addition, corporate support costs have also increased as we have built our infrastructure to manage the growth of our business as a public-equity company. These increases were partially offset by a reduction in advertising as a result of accelerating a portion of our fiscal 2007 advertising spend into the first quarter of the fiscal year. Also included in the three-month period ending July 1, 2006 was a $3.0 million fee for the early termination of our management consulting agreement with First Atlantic Capital Ltd.
Six Month Comparison
Selling, general and administrative expenses increased by 12.3% for the six-month period ended June 30, 2007 compared with the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to increases in occupancy, corporate support costs and advertising. The increase in occupancy and corporate support costs was primarily due to the opening of 15 stores subsequent to July 1, 2006. In addition, corporate support costs have also increased as we have built our infrastructure to manage the growth of our business as a public-equity company. The increase in our advertising expenses was a result of increasing our store base and continuing efforts to build brand awareness in select highly competitive geographic markets. These increases were offset by $3.3 million of management fees recorded during the first two quarters of fiscal year 2006 which included a $3.0 million fee related to the early termination of our management consulting agreement with First Atlantic Capital Ltd.
Store Pre-Opening Expenses

	Three Months Ended (unaudited)				Six Months Ended (unaudited)
	June 30,	July 1,			June 30,	July 1,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Store pre-opening expenses	$1,147	$1,022	$125	12.2%	$1,777	$1,223	$554	45.3%
As a percentage of net revenues	0.9%	0.9%			0.9%	0.6%
Three Month Comparison
During the three-month period ended June 30, 2007, we incurred $1.1 million of expenses related to the opening of eight new retail locations. During the three months ended July 1, 2006, we incurred $1.0 million of expenses related to the opening of six new retail locations.
Six Month Comparison
During the six-month period ended June 30, 2007, we incurred $1.8 million of expenses related to the opening of eleven new retail locations. During the six-month period ended July 1, 2006, we incurred $1.2 million of expenses related to the opening of six new retail locations.
Interest expense. Interest expense decreased by $1.8 million to $0.9 million in the three months ended June 30, 2007 from the three months ended July 1, 2006. For the six months ended June 30, 2007, interest expense decrease by $3.9 million to $1.9 million from $5.8 million in the six-months ended July 1, 2006. The decrease in interest expense for both the three-month and six-month comparisons is due to the retirement of our Senior Secured Notes in June 2006.
Interest income. Interest income did not significantly change in the three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended July 1, 2006, respectively.
Other income. Other income decreased $0.9 million for the three months ended June 30, 2007 from the three months ended July 1, 2006. The decrease was primarily due to the recording of $1.0 million of derivative income during the three-month period ended July 1, 2006 recorded as a result of the change in the fair value of an option granted to the underwriters of our initial public offering.
Other income decreased by $1.2 million for the six months ended June 30, 2007 from the six months ended July 1, 2006. The decrease was primarily due to the recording of $1.0 million in derivative income mentioned above, as well as the recording of $0.3 million, in the first quarter of fiscal 2006, for declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant. These decreases were offset by a $0.2 million gain recorded in June 2007, for the sale of rights to certain intellectual property.
Other expense. Other expense did not change significantly in the three or six-month periods ended June 30, 2007 compared to the three or six-month periods ended July 1, 2006, respectively.
Extinguishment of debt. Upon the closing of the initial public offering on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire our Senior Secured Notes. We recorded a loss of $12.8 million on the extinguishment of this debt as reported in our statement of operations. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million.
Income taxes. Income taxes, which relate primarily to foreign and state income taxes, did not change significantly in the three or six-month periods ended June 30, 2007 compared to the three or six-month periods ended July 1, 2006, respectively.
Liquidity and Capital Resources
We had cash and cash equivalents of $6.2 and $1.8 million as of June 30, 2007 and December 30, 2006, respectively. At June 30, 2007 we had outstanding debt obligations of $44.1 million and $18.4 million in borrowing availability under our Amended and Restated Credit Facility. At December 30, 2006, we had outstanding debt obligations of $41.5 million and $21.0 million in borrowing availability under our Amended and Restated Credit Facility.
Based on our current business plan, we believe our existing cash balances and cash generated from operations, and borrowing availability under our Amended and Restated Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing or be required to reduce our planned capital expenditures or operating expenses. Cash reductions could include outflows related to new store openings, store retrofittings or advertising expenses. In addition, in the future, we may seek to sell additional equity or arrange debt financing to fund our general business operations and objectives, including the cost to open new stores, acquisitions, mergers and infrastructure investments. If cash from operations and from our Amended and Restated Credit Facility is not sufficient to fund our expected growth, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Risk Factors” as set forth in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.
Cash Flows
Operating activities
Net cash provided by operating activities was $12.6 million in the six months ended June 30, 2007, compared to net cash provided by operating activities of $1.1 million in the six months ended July 1, 2006. Cash provided by operating activities was principally due to a decrease in cash used for the purchase of inventory of $3.9 million, net of accounts payable, offset by a decrease of $1.0 million in cash generated by net income, adjusted for non-cash activities. In addition, we generated $5.6 million of cash related to the timing of payments for general working capital activities and $3.0 from the cash benefits associated with deferred rent increases.
Investing activities
Net cash used in investing activities was $11.1 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $8.6 million for the six months ended July 1, 2006. The increase was largely driven by the purchase of capital assets to outfit eleven new stores in the six-month period ended, June 30, 2007. By comparison, we opened six stores in the six-month period ended July 1, 2006.
Financing activities
Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $3.3 million for the six months ended July 1, 2006. Net cash provided by financing activities for the six months ended June 30, 2007, was comprised primarily of proceeds from our line of credit which were used to fund purchases of inventory in anticipation of a strong spring selling season and purchase capital assets for the opening of stores in the first two quarters of the 2007 fiscal year.
Indebtedness
Amended and Restated Credit Facility
On June 20, 2006, we, as guarantor, and our subsidiaries amended and restated our existing credit facility by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), we and our other subsidiaries identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, (i) to repay the outstanding balance of our Old Senior Secured Credit Facility, (ii) to retire all of the outstanding Senior Secured Notes issued by us, (iii) to pay a fee of $3.0 million to First Atlantic Capital, Ltd., pursuant to the termination of the management agreement with First Atlantic Capital, Ltd. and (iv) to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
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
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At June 30, 2007, we had $44.1 million outstanding under the Amended and Restated Credit Facility and $18.4 million of borrowing availability after giving effect to the required reserves of $2.5 million. At December 30, 2006, we had $41.5 million outstanding under the Amended and Restated Credit Facility and $21.0 million of borrowing availability after giving effect to the required reserves of $2.5 million.
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
Contractual Obligations
The following table of our material contractual obligations as of June 30, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1 -3 Years	4 - 5 Years	Years
			(in thousands)
Contractual Obligations
Operating leases	$175,310	$22,912	$42,944	$42,114	$67,340
Purchase obligations (1)	7,527	6,910	617	—	—

Total	$182,837	$29,822	$43,561	$42,114	$67,340

(1)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.
Capital Expenditures
Subject to our ability to generate sufficient cash flow, for the remainder of fiscal year 2007, we expect to spend between $2.0 million and $3.0 million on capital expenditures to open additional stores and/or to retrofit, update or remodel existing stores.

Off-Balance Sheet Arrangements
As of June 30, 2007, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.
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
We recognize revenue from the sale of gift cards and issuance of returns credits when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and we determine that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in the consolidated statements of operations.
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
Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 1.0% and 0.7% of net revenues for the three-month periods ended June 30, 2007 and July 1, 2006, respectively. Inventory shrinkage expense recorded in the statements of operations was 1.2% and 0.7% of net revenues for the six-month periods ended June 30, 2007 and July 1, 2006, respectively. Inventory shrinkage expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. There were no material write-offs of assets in any of the three or six-month periods ended June 30, 2007 or July 1, 2006, respectively.

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
No impairment of goodwill or identifiable intangible assets was recorded in any of the three or six-month periods ended June 30, 2007 or July 1, 2006, respectively.
Product Return Reserves
We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Net returns reserve expenses recorded in the statement of operations were 3.6% and 3.5% of net revenues for the three-month periods ended June 30, 2007 and July 1, 2006, respectively. Net returns reserve expenses recorded in the statement of operations were 3.5% of net revenues for each of the six-month periods ended June 30, 2007, and July 1, 2006, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.
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
We did not close any stores during the three or six-month periods ended June 30, 2007 and July 1, 2006, respectively. We currently plan to close three stores in fiscal 2008 due to the expiration of the lease terms. We do not forecast the necessity to record any expense amounts under SFAS No. 146 for any of the three planned store closures in fiscal 2008 because the estimated future cashflows exceed the expected expenses incurred through the stores’ shutdown dates.
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
Deferred Tax Assets
A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of June 30, 2007, and December 30, 2006, we recorded full valuation allowances against accumulated net deferred tax assets of $7.4 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Stock Compensation
We follow the guidance set by by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in our consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. We use the Black-Scholes fair value pricing model to estimate the fair value of stock option and stock grant awards granted under SFAS 123(R). The Black-Scholes model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates during the service period. The calculation of expected volatility is based on historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. Due to our relatively short trading history in the public equity markets, we believe that comparable industry peer groups provide a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.
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
Interest Rate Risk
The interest payable on our Amended and Restated Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of June 30, 2007, if the maximum available amount under the credit facility of $65.0 million less the availability block of $2.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $6.3 million on an annual basis, thereby materially affecting our results from operations and cash flows. As our debt balances consist strictly of our Amended and Restated Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during the three and six-month periods ended June 30, 2007. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
Foreign Currency Risks
We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position. Additionally, we were not a party to any derivative instruments during the three and six-month periods ended June 30, 2007, respectively.
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
Internal Control over Financial Reporting. During the three months ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, in the aggregate, would have a material adverse impact on our financial results or consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes in our risk factors with respect to our quarter ended June 30, 2007 from those disclosed in our annual report on form 10-K filed with the SEC on March 30, 2007.
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
        Date: August 7, 2007

By:	/s/ Virginia Bunte
Virginia Bunte
Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)
        Date: August 7, 2007