Form 10-Q
period 2007-09-29
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2007-11-07
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-52041
GOLFSMITH INTERNATIONAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1634847
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 N. IH-35, Austin, Texas	78753
(Address of Principal Executive Offices)	(zip code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2007

$.001 par value	15,777,145 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
QUARTERLY REPORT
FOR THE QUARTER ENDED SEPTEMBER 29, 2007
 i

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Golfsmith International Holdings, Inc.
Consolidated Balance Sheets

	September 29,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,200,555	$1,801,631
Receivables, net of allowances of $204,733 at September 29, 2007 and $158,638 at December 30, 2006	1,839,599	1,387,786
Inventories	91,652,108	88,174,797
Prepaid and other current assets	7,754,439	9,938,863

Total current assets	104,446,701	101,303,077

Property and equipment:
Land and buildings	21,492,375	21,433,166
Equipment, furniture and fixtures	31,322,156	25,181,495
Leasehold improvements and construction in progress	36,234,707	30,663,227

	89,049,238	77,277,888
Less: accumulated depreciation and amortization	(27,334,823)	(21,203,855)

Net property and equipment	61,714,415	56,074,033

Goodwill	42,557,370	42,557,370
Tradenames	11,158,000	11,158,000
Trademarks	14,064,189	14,064,189
Customer database, net of accumulated amortization of $1,888,447 at September 29, 2007 and $1,605,180 at December 30, 2006	1,510,758	1,794,025
Debt issuance costs, net of accumulated amortization of $164,601 at September 29, 2007 and $65,921 at December 30, 2006	597,565	533,088
Other long-term assets	401,729	435,568

Total assets	$236,450,727	$227,919,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,210,218	$51,944,778
Accrued expenses and other current liabilities	16,234,769	17,531,310
Line of credit	42,492,000	41,533,013

Total current liabilities	108,936,987	111,009,101

Deferred rent liabilities	10,628,367	6,799,142

Total liabilities	119,565,354	117,808,243

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at September 29, 2007 and December 30, 2006, respectively; 15,777,145 and 15,722,598 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	15,777	15,723
Preferred stock —$.001 par value; 10,000,000 shares authorized at September 29, 2007 and December 30, 2006 respectively; no shares issued and outstanding	—	—
Deferred Stock Units -$0.001 par value; 41,186 shares and 9,244 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	41	9
Additional capital	120,906,379	120,079,008
Other comprehensive income	425,646	354,203
Accumulated deficit	(4,462,470)	(10,337,836)

Total stockholders’ equity	116,885,373	110,111,107

Total liabilities and stockholders’ equity	$236,450,727	$227,919,350

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net revenues	$106,526,847	$93,980,075	$309,188,103	$282,928,686
Cost of products sold	68,705,865	61,608,658	200,841,230	183,053,628

Gross profit	37,820,982	32,371,417	108,346,873	99,875,058

Selling, general and administrative	32,605,293	28,383,552	97,569,728	86,249,248
Store pre-opening expenses	271,170	197,147	2,049,566	1,419,883

Total operating expenses	32,876,463	28,580,699	99,619,294	87,669,131

Operating income	4,944,519	3,790,718	8,727,579	12,205,927

Interest expense	(799,864)	(836,657)	(2,716,566)	(6,649,729)
Interest income	24,140	277,544	69,666	433,019
Other income	58,773	97,373	297,623	1,518,149
Other expense	(77,992)	(36,849)	(147,148)	(145,089)
Loss on debt extinguishment	—	—	—	(12,775,270)

Income (loss) before income taxes	4,149,576	3,292,129	6,231,154	(5,412,993)

Income tax (expense) benefit	(180,606)	76,974	(355,788)	(31,116)

Net income (loss)	$3,968,970	$3,369,103	$5,875,366	$(5,444,109)

Basic net income (loss) per share of common stock	$0.25	$0.21	$0.37	$(0.45)
Diluted net income (loss) per share of common stock	$0.25	$0.21	$0.37	$(0.45)

Basic weighted average common shares outstanding	15,813,464	15,716,591	15,784,276	12,143,767
Diluted weighted average common shares outstanding	15,844,606	15,856,972	15,953,985	12,143,767
See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 29,	September 30,
	2007	2006
Operating Activities
Net income (loss)	$5,875,366	$(5,444,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,352,657	4,992,135
Amortization of intangible assets	283,267	283,267
Amortization of debt issue costs and debt discount	98,681	1,919,419
Loss on extinguishment of debt	—	12,775,270
Stock-based compensation	495,648	517,689
Payments of withholding taxes for stock unit conversions	—	(1,015,263)
Non-cash loss on write-off of property and equipment	17,179	165,791
Non-cash derivative income	—	(1,091,141)
Gain on sale of assets	—	(22,650)
Change in operating assets and liabilities:
Accounts receivable	(451,813)	(7,490)
Inventories	(3,477,311)	(7,465,236)
Prepaids expenses and other current assets	2,349,850	(1,759,899)
Other assets	33,839	—
Accounts payable	(1,734,560)	(1,287,951)
Accrued expenses and other current liabilities	(1,225,735)	(4,066,306)
Deferred rent	3,829,225	1,377,644

Net cash provided by (used in) operating activities	12,446,293	(128,830)

Investing Activities
Capital expenditures	(12,435,829)	(12,155,215)
Proceeds from the sale of assets	190,000	22,650

Net cash used in investing activities	(12,245,829)	(12,132,565)

Financing Activities
Principal payments on lines of credit	(136,575,074)	(87,546,469)
Proceeds from line of credit	137,534,061	130,764,469
Debt issuance costs	(163,158)	(464,009)
Payments to satisfy debt obligations	—	(94,431,896)
Proceeds from initial public offering, net	—	61,195,284
Proceeds from exercise of stock options	331,809	43,349

Net cash provided by financing activities	1,127,638	9,560,728

Effect of exchange rate changes on cash	70,822	129,389

Change in cash and cash equivalents	1,398,924	(2,571,278)
Cash and cash equivalents, beginning of period	1,801,631	4,207,497

Cash and cash equivalents, end of period	$3,200,555	$1,636,219

Supplemental cash flow information:
Interest payments	$2,290,027	$7,767,387
Income tax payments	457,989	277,413
Supplemental non-cash transactions:
Amortization of discount on senior secured notes	—	1,353,012
Write-off of debt issuance costs of senior secured notes and senior credit facility	—	4,200,425
See accompanying notes to unaudited consolidated financial statements

1. Nature of Business and Basis of Presentation
Description of Business
Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services including the sale of individual club components for customers to build clubs as well as custom fitting and repair services. The Company markets its products through retail stores as well as through its Internet site and direct-to-consumer channels, which include its clubmaking and consumer catalogs. The Company also operates the Harvey Penick Golf Academy, a golf instruction school incorporating the techniques of the late Harvey Penick.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 30, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007. The results of operations for the three- and nine-month periods ended September 29, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.
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
Revenue Subject to Seasonal Variations
The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year. The months encompassing these seasons are responsible for the majority of the Company’s annual net revenue and substantially all of its annual operating income.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended September 29, 2007 and September 30, 2006, respectively, both consisted of 13 weeks. The nine-month periods ended September 29, 2007 and September 30, 2006, respectively, each consisted of 39 weeks.
Recent Accounting Pronouncements
In February 2007, Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, Fair Value Measurement (“SFAS 157”) ,to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to require the presentation of investments in available-for-sale securities and trading securities:

(a)	in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or;

(b)	in two separate line items to display the fair value and non-fair-value carrying amounts.
FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.
In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
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
2. Intangible Assets
The following is a summary of the Company’s intangible assets that are subject to amortization:

	September 29,	December 30,
	2007	2006
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,888,447)	(1,605,180)

Customer database net carrying amount	$1,510,758	$1,794,025

Amortization expense related to finite-lived intangible assets was approximately $0.1 million and $0.3 million for each of the three- and nine-month periods ended September 29, 2007 and September 30, 2006, respectively, and is recorded in selling, general and administration expenses on the consolidated statements of operations.
3. Debt
First Amendment to the Amended and Restated Credit Agreement
On September 26, 2007, the existing Amended and Restated Credit Agreement of the Company, as guarantor, and its subsidiaries (the “Amended and Restated Credit Agreement”), was amended by entering into the First Amendment to the Amended and Restated Credit Agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation (the “Lender”), as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “First Amendment” together with the Amended and Restated Credit Agreement constitute the (“Credit Facility”). The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. On an ongoing basis, certain loans incurred under the Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).

Loans incurred under the Credit Facility bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Credit Facility expires on June 16, 2011.
The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.
Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $3.5 million, which is an availability block used to calculate the borrowing base. The availability block may be increased to $5.0 million in the event the Lender chooses to syndicate the loan. At September 29, 2007, the Company had $42.5 million outstanding under the Credit Facility leaving $44.0 million in borrowing availability. At December 30, 2006, the Company had $41.5 million outstanding under the Credit Facility (as described below in this Note 3) leaving $21.0 million in borrowing availability.
Amended and Restated Credit Agreement
Pursuant to the Amended and Restated Credit Agreement, the Company had an asset-based revolving credit facility with $65.0 million availability, subject to an availability block of $2.5 million. Borrowings under the Amended and Restated Credit Agreement were secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, the Company, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the Amended and Restated Credit Agreement were based on a borrowing base. The borrowing base was limited to (i) 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $2.5 million, which was an availability block used to calculate the borrowing base.
4. Long-Lived Assets
The Company accounts for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value in the period in which the determination is made. There were no impairment losses for the three- and nine-month periods ended September 29, 2007 or September 30, 2006, respectively.
5. Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities are comprised of the following at September 29, 2007 and December 30, 2006, respectively:

	September 29,	December 30,
	2007	2006
Gift cards and returns credits	$6,389,942	$8,455,340
Taxes	4,745,875	4,563,426
Salaries and benefits	2,012,343	1,707,951
Allowance for returns reserve	941,564	872,511
Interest	595,317	323,012
Other	1,549,728	1,609,070

Total	$16,234,769	$17,531,310

6. Comprehensive Income
The Company’s comprehensive income is composed of net income and translation adjustments. There were no material differences between net income and comprehensive income during the three- and nine-month periods ended September 29, 2007 or September 30, 2006, respectively.
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income (loss)	$3,968,970	$3,369,103	$5,875,366	$(5,444,109)
Basic:
Weighted-average shares of common stock outstanding	15,771,187	15,691,898	15,757,898	11,931,679
Weighted-average shares of restricted common stock units outstanding	—	24,693	—	212,088
Weighted-average shares of deferred common stock units outstanding	42,277	—	26,378	—

Shares used in computing basic net income (loss) per share	15,813,464	15,716,591	15,784,276	12,143,767

Effect of dilutive securities:
Stock options and awards	31,142	140,381	169,709	—

Shares used in computing diluted net income (loss) per share	15,844,606	15,856,972	15,953,985	12,143,767

Basic net income (loss) per share	$0.25	$0.21	$0.37	$(0.45)
Diluted net income (loss) per share	$0.25	$0.21	$0.37	$(0.45)
8. Stock-Based Compensation
On August 20, 2007, the Company granted 430,749 options to purchase common stock under the 2006 Incentive Compensation Plan. The Company calculates the fair value of stock compensation transactions using the Black-Scholes option-pricing model. This model incorporates various subjective assumptions including expected volatility, expected term and interest rates.

For the stock option grant on August 20, 2007, the calculation of expected volatility was based on a combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. As the Company’s history of trading in the public equity markets is relatively recent following its IPO, the Company believes this basis for expected volatility provides a more reasonable measurement of volatility in the calculation of the fair value of the options awarded. The expected term is calculated based on the average of the expected life of the stock option awarded. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.
The fair value of stock option awards granted made in the three- and nine-month periods ended September 29, 2007 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Volatility	41%
Expected term (years)	6.5
Risk-fee interest rate	4%
Expected dividend yield	—
Weighted average grant date fair value	$3.06
For the three-month periods ended September 29, 2007 and September 30, 2006, the Company recorded stock compensation expense of $0.1 million and $0.5 million, respectively, in selling, general and administrative expenses. For the nine-month periods ended September 29, 2007 and September 30, 2006, the Company recorded stock compensation expense of $0.5 million in selling, general and administrative expenses.
As of September 29, 2007, there was $1.9 million of unamortized stock compensation expense which is expected to be amortized over a weighted-average period of approximately 2.7 years. During the nine months ended September 29, 2007, 48,510 options were exercised with an intrinsic value of $0.1 million. During the nine months ended September 30, 2006, 6,100 options were exercised with a minimal intrinsic value.
9. Guarantees
The Company and its subsidiaries fully and unconditionally guarantee, and all of its future domestic subsidiaries will guarantee, the Credit Facility. At September 29, 2007, and December 30, 2006, there was $42.5 and $41.5 million, respectively, in borrowings outstanding under the Credit Facility and the Amended and Restated Credit Agreement, respectively.
The Company has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.
The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred, historically such costs have not been material. During the three- and nine-month periods ended September 29, 2007 and September 30, 2006, respectively, no material amounts have been accrued or paid relating to product warranties.
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
Future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the 12 months periods ending at the end of our second fiscal quarter for each of the years presented below:

	Operating Lease
	Obligations	Sublease Income
2008	$23,020,133	$1,502,723
2009	22,043,432	1,294,758
2010	21,578,709	949,626
2011	21,665,376	807,719
2012	21,250,077	791,124
Thereafter	63,597,190	1,836,175

Total minimum lease payments	$173,154,917	$7,182,125

State Income Taxes
In December 2006, the Company recorded an increase to goodwill and accrued expenses of approximately $0.9 million relating to state taxes generated during periods prior to the acquisition in 2002 by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. (the “State Taxes Owed”). The Company continues to believe that the State Taxes Owed are liabilities of the individuals who were shareholders of Golfsmith International, Inc. (“Selling Shareholders”) prior to the acquisition in 2002, which are payable directly by the Selling Shareholders and/or are reimbursable to the Company by the Selling Shareholders. The Selling Shareholders have not yet acknowledged their liabilities for State Taxes Owed. If the Company’s position is correct, the amounts would be reversed upon a final determination that the State Taxes Owed are liabilities of the Selling Shareholders.
Additionally, we estimate that, as of September 29, 2007, there could be $0.6 million in accrued penalties and interest related to the State Taxes Owed, although such penalties and interest have not been assessed by any taxing authority at this time. We believe that any related penalties and interest are also liabilities of the Selling Shareholders. If any such penalties and interest are subsequently determined not to be liabilities of the Selling Shareholders, which are payable by them and/or are reimbursable to the Company by them, and are liabilities of the Company or its subsidiaries, such penalties and interest could result in charges to income in the period of that determination.
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
Since 2002 we have expanded our retail presence in the United States by opening 50 new stores including 12 new stores in fiscal 2007 as of September 29, 2007. In addition, we intend to open a new store which, at 60,000 square feet is larger than our previous store formats, in the fourth quarter of 2007. We continue to explore opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. We currently anticipate reducing our 2008 square footage growth as compared to 2007.
A major part of our strategy has been the direct-to-consumer channel, and we plan to continue our efforts to grow that channel. In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brands.
As of November 1, 2007, we operate 73 retail stores in 18 states and 24 markets, which include 13 of the top 15 golf markets. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channel, consisting of our Internet site, www.golfsmith.com, and our comprehensive catalogs.
Fiscal Year
Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended September 29, 2007 and September 30, 2006, respectively, each consisted of 13 weeks. The nine-month periods ended September 29, 2007 and September 30, 2006, respectively, each consisted of 39 weeks.

Industry Trends
The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry is becoming increasingly competitive as competitors enter our geographical markets and as we enter geographical markets that are new to us against existing competition. The Dallas, Texas and Atlanta, Georgia markets, specifically, have experienced significant increased competition. We expect the increase in competition in the golf and tennis retail industry to continue, which could negatively impact revenues, gross profit and net income. In addition to increased competition, our higher profit margin club component business has been in decline for the last several years and may continue to decline, thus negatively impacting our gross profit and operating income. We believe this decline is due to waning interest by consumers in building their own clubs, the rise of the now more accessible pre-owned club market and the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles.
Sales of our products are affected by increases and decreases in golfer participation rates. According to the National Golf Foundation (“NGF”), the number of rounds played has had minimal increases over the past four years, although the number has declined 0.2% over the last nine months. A variety of factors affect recreational activities including the state of the nation’s economy, weather conditions and consumer confidence. NGF believes the dollar value spend in the golf retail market will remain stable or grow slightly over the next year. Therefore, we expect that any growth for a golf and tennis specialty retail company will result primarily from market share gains. To increase our market share, we believe that we will need to continue to expand our retail presence in existing and new geographic markets. In addition, we also must continue to compete effectively in the direct-to-consumer channel and expand our proprietary brands.
Revenues
Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources including international distributors. The following table provides information about the breakdown of our revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	Septemeber 29, 2007		Septemeber 30, 2006		Septemeber 29, 2007		Septemeber 30, 2006
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Stores	$84,755	79%	$71,629	76%	$239,158	77%	$209,640	74%
Direct-to-consumer	19,793	19%	20,698	22%	63,771	21%	67,859	24%
International distributors and other	1,979	2%	1,653	2%	6,260	2%	5,430	2%
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
Branded compared to proprietary products. The majority of our sales are generated from premier-branded golf and tennis equipment, apparel and accessories from leading manufacturers and are sold through all of our channels. In addition, we sell proprietary-branded equipment, components, apparel and accessories under a variety of trademarked brand names. Sales of our proprietary-branded products constituted approximately 13.4% and 13.3% of our net revenues for the three- and nine-month periods ended September 29, 2007, respectively, and approximately 12.8% and 13.2% of our net revenues for the three- and nine-month periods ended September 30, 2006, respectively. Our proprietary-branded products are sold through all of our channels and generally generate higher gross profit margins than premier-branded products.
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
Operating Expenses
Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases to GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses in the three- and nine-month periods ended September 30, 2006 also included the fees and other expenses we paid for services rendered to us pursuant to a management consulting agreement between us and First Atlantic Capital, Ltd. Under this agreement, we paid First Atlantic Capital, Ltd. fees and related expenses totaling $0.3 million for the nine months ended September 30, 2006. This contract was terminated in June 2006, and thus no amounts were paid under this agreement during the nine months ended September 29, 2007. Upon termination of our management agreement in June 2006, we paid a $3.0 million termination fee to First Atlantic Capital, Ltd., which was expensed at such time and included in selling, general, and administrative expenses. We have agreed to reimburse First Atlantic Capital, Ltd. for expenses incurred in connection with meetings between representatives of First Atlantic Capital, Ltd. and us in connection with Atlantic Equity Partners III, L.P.’s investment in us, and business matters that First Atlantic Capital, Ltd. attends to on our behalf for so long as Atlantic Equity Partners III, L.P. holds at least 20% of our outstanding shares of our common stock.
Store pre-opening expenses
Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
Interest expense
Our interest expense for the three- and nine-month periods ended September 29, 2007, consists of costs related to our First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) and the Amended and Restated Credit Agreement, (jointly, the “Credit Facility”). Our interest expense for the three- and nine-month periods ended September 30, 2006 consists of costs related to our Credit Facility, and our Senior Secured Notes and Old Senior Secured Credit Facility.
Interest income
Our interest income consists of amounts earned from our cash balances held in short-term money market accounts.
Other income
Other income consists primarily of exchange rate variances and other transactions outside of our normal course of business.
Other expense
Other expense consists primarily of exchange rate variances.
Income taxes
Our income taxes consist of federal, state and foreign taxes, based on the effective rate for the fiscal year.

Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
	September 29,	September 30,			September 29,	September 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
	(in thousands)				(in thousands)
Net revenues	$106,527	$93,980	$12,547	13.4%	$309,188	$282,929	$26,259	9.3%
Cost of products sold	68,706	61,609	7,097	11.5%	200,841	183,054	17,787	9.7%

Gross profit	$37,821	$32,371	5,450	16.8%	$108,347	$99,875	8,472	8.5%

Selling, general and administrative	32,605	28,384	4,221	14.9%	97,570	86,249	11,321	13.1%
Store pre-opening expenses	271	197	74	37.6%	2,050	1,420	630	44.4%

Operating income	$4,945	$3,790	$1,155	30.4%	$8,727	$12,206	$(3,479)	-28.5%

As a percentage of net revenues
Cost of products sold	64.5%	65.6%			65.0%	64.7%
Gross profit	35.5%	34.4%			35.0%	35.3%
Selling, general and administrative	30.6%	30.2%			31.6%	30.5%
Store pre-opening expenses	0.3%	0.2%			0.7%	0.5%
Operating income	4.6%	4.0%			2.8%	4.3%
Comparison of Three- and Nine-month Periods Ended September 29, 2007 and September 30, 2006, respectively
Net Revenues

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
	September 29,	September 30,			September 29,	September 30,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Net revenues	$106,527	$93,980	$12,547	13.4%	$309,188	$282,929	$26,259	9.3%

Comparable stores	69,079	69,250	(171)	-0.2%	196,526	203,576	(7,050)	-3.5%
Non-comparable stores	15,677	2,380	13,297	558.7%	42,632	6,064	36,568	603.0%
Three Month Comparison
Net revenues increased by 13.4% for the three months ended September 29, 2007 compared with the same period in the prior year. The increase was due to a $13.1 million increase from our store revenues partially offset by a decrease of $0.9 million in our direct—to-consumer revenue channel. The increase in our store revenues was due to an increase in our non-comparable store revenues resulting from the opening of 15 new stores subsequent to September 30, 2006.
Five stores entered our comparable store base during the three-month period ended September 29, 2007. Our comparable store revenues declined by 0.2% for the three-month period ended September 29, 2007, compared to the three-month period ended September 30, 2006. Comparable store revenues continue to be negatively impacted by increased competition in select geographic markets as well as declines in our retail club component business. In addition to these competitive and product mix factors, golf rounds played in the United States, a leading indicator of golf participation tracked by the NGF, increased 1.8% in the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006. One store will move into our comparable store revenue base in the fourth quarter of fiscal 2007.
Nine Month Comparison
Net revenues increased by 9.3% for the nine months ended September 29, 2007 compared with the same period in the prior year. The increase was due to a $29.5 million increase from our store revenue channel offset by a decrease of $4.1 million in our direct-to-consumer revenue channel. The increase in our store revenue channel was due to an increase in our non-comparable store revenues resulting from the opening of the majority of our new stores in the first half of fiscal 2007. In comparison, our new store openings in the prior fiscal year were spread more evenly over the entire fiscal 2006.
Seven stores entered our comparable store base during the nine-month period ended September 29, 2007. Our comparable store revenues declined by 3.5% for the nine-month period ended September 29, 2007, compared to the nine-month period ended September 30, 2006. Comparable store revenues continue to be negatively impacted by increased competition in select geographic markets as well as declines in our retail club component business. In addition to these competitive and product mix factors, golf rounds played in the United States, as reported by the NGF, has declined 0.2% during the nine-month period ended September 29, 2007 compared to the nine-month period ended September 30, 2006. One store will move into our comparable store revenue base in the fourth quarter of fiscal 2007.
Gross Profit

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
	September 29,	September 30,			September 29,	September 30,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Cost of products sold	$68,706	$61,609	$7,097	11.5%	$200,841	$183,054	$17,787	9.7%
As a percentage of net revenues	64.5%	65.6%			65.0%	64.7%

Gross profit	$37,821	$32,371	$5,450	16.8%	$108,347	$99,875	$8,472	8.5%
Gross profit as a percentage of net revenues	35.5%	34.4%	1.1%		35.0%	35.3%	-0.3%
Three Month Comparison
Increased revenues led to higher gross profits for the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006. In addition, our gross margin increased to 35.5% in the three-month period ended September 29, 2007 from 34.4% in the three-month period ended September 30, 2006. The increase in gross margins was primarily due to us being less promotional in our sales efforts and increasing our co-operative vendor programs. In addition, growth in the sales of our higher margin proprietary-branded items outpaced our total revenue growth. These increases were partially offset by higher sales of lower margin products, such as clubs and electronic accessories, and an increase in our estimate for inventory shrinkage expense compared to the same period in the prior fiscal year.
Nine Month Comparison
Increased revenues led to higher gross profits for the nine-month period ended September 29, 2007 compared to the nine-month period ended September 30, 2006. However, gross margins decreased primarily due to higher sales of lower margin products such as golf clubs and electronic accessories and is also a reflection of increased competition. In addition, we recorded an increase in inventory valuation expense, which was primarily related to an increase in our estimate for inventory shrinkage expense over the same period in the prior year. These factors causing declines in gross profit were partially offset by increases in our co-operative vendor programs and also shipping profits, which was related to a reduction in promotional shipping terms offered to our customers.
Selling, General and Administrative

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
	September 29,	September 30,			September 29,	September 30,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Selling, general and administrative expenses	$32,605	$28,384	$4,221	14.9%	$97,570	$86,249	$11,321	13.1%
As a percentage of net revenues	30.6%	30.2%			31.6%	30.5%
Three Month Comparison
Selling, general and administrative expenses increased by 14.9% for the three-month period ended September 29, 2007 compared with the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to increases in occupancy and personnel costs related to the opening of 15 stores subsequent to September 30, 2006. The increase in selling, general and administrative expenses was also partially due to increases in corporate support costs as we have built our infrastructure to manage the growth of our company. These increases were partially offset by a reduction in advertising costs for the three-month period ending September 29, 2007 compared to the same period in the prior year.
Nine Month Comparison
Selling, general and administrative expenses increased by 13.1% for the nine-month period ended September 29, 2007 compared with the same period in the prior year. The increase in selling, general and administrative expenses was primarily due to increases in occupancy and personnel costs related to the opening of 15 stores subsequent to September 30, 2006. The increase in selling, general and administrative expenses was also partially due to increases in corporate support costs as we have built our infrastructure to manage the growth of our company and an increase in our advertising costs as we have entered markets that are new to us. The increase in our advertising expenses was also a result of our continuing efforts to build brand awareness in select highly competitive geographic markets. These increases were offset by $3.3 million of management fees recorded during the first two quarters of fiscal year 2006 which included a $3.0 million fee related to the early termination of our management consulting agreement with First Atlantic Capital Ltd.
Store Pre-Opening Expenses

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
	September 29,	September 30,			September 29,	September 30,
(dollars in thousands)	2007	2006	Change	% Change	2007	2006	$ Change	% Change
Store pre-opening expenses	$271	$197	$74	37.6%	$2,050	$1,420	$630	44.4%
As a percentage of net revenues	0.3%	0.2%			0.7%	0.5%
Three Month Comparison
During the three-month period ended September 29, 2007, we incurred $0.3 million of expenses related to the opening of one new retail location. During the three months ended September 30, 2006, we incurred $0.2 million of expenses related to the opening of one new retail location.
Nine Month Comparison
During the nine-month period ended September 29, 2007, we incurred $2.1 million of expenses related to the opening of twelve new retail locations. During the nine-month period ended September 30, 2006, we incurred $1.4 million of expenses related to the opening of seven new retail locations.
Interest expense. Interest expense did not significantly change in the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006. For the nine months ended September 29, 2007, interest expense decrease by $3.9 million to $2.7 million from $6.6 million in the nine-months ended September 30, 2006. The decrease in interest expense for the nine-month comparison is due to the retirement of our Senior Secured Notes in June 2006.
Interest income. Interest income decreased $0.3 million in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006. For the nine-month period ended September 29, 2007, interest income decreased $0.4 million as compared to the nine-month period ended September 30, 2006. The decrease in interest income for both the three- and nine-month comparisons is due to the escrow utilized for the retirement of our Senior Secured Notes in fiscal 2006.
Other income. Other income did not significantly change in the three-month period ended September 29, 2007 compared to the three-month period ended September 30, 2006. For the nine months ended September 29, 2007, other income decreased by $1.2 million from the nine months ended September 30, 2006. The decrease was primarily due to the recording of $1.0 million in derivative income recorded in the second quarter of fiscal 2006 due to the change in the fair value of an option granted to the underwriters of our initial public offering, as well as the recording of $0.3 million, in the first quarter of fiscal 2006, for declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant. These decreases were partially offset by a $0.2 million gain recorded in June 2007, for the sale of rights to certain intellectual property.
Other expense. Other expense did not change significantly in the three- or nine-month periods ended September 29, 2007 compared to the three- or nine-month periods ended September 30, 2006, respectively.
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
Income taxes. Income taxes, which relate primarily to foreign and state income taxes, increased by $0.3 million in both the three- and nine-month periods ended September 29, 2007 compared to the three- and nine-month periods ended September 30, 2006, respectively.

Liquidity and Capital Resources
We had cash and cash equivalents of $3.2 and $1.8 million as of September 29, 2007 and December 30, 2006, respectively. At September 29, 2007 we had outstanding debt obligations of $42.5 million and $44.0 million in borrowing availability under our Credit Facility. At December 30, 2006, we had outstanding debt obligations of $41.5 million and $21.0 million in borrowing availability under our Amended and Restated Credit Agreement.
Based on our current business plan, we believe our existing cash balances and cash generated from operations, and borrowing availability under our Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the near term. If our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing or be required to reduce our planned capital expenditures or operating expenses. Cash reductions could include outflows related to new store openings, store retrofittings or advertising expenses. In addition, in the future, we may seek to sell additional equity or arrange debt financing to fund our general business operations and objectives, including the cost to open new stores, acquisitions, mergers and infrastructure investments. If cash from operations and from our Credit Facility is not sufficient to fund our expected growth, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Risk Factors” as set forth in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007.
Cash Flows
Operating activities
Net cash provided by operating activities was $12.4 million in the nine months ended September 29, 2007, compared to net cash used in operating activities of $0.1 million in the nine months ended September 30, 2006. Cash provided by operating activities was generated primarily due to an increase of $6.5 million related to the timing of payments for general working capital activities and a decrease in cash used for the purchase of inventory of $3.5 million, net of accounts payable. In addition, the cash benefits associated with deferred rent increases contributed $2.5 million to the net cash provided by operating activities.
Investing activities
Net cash used in investing activities was $12.2 million for the nine months ended September 29, 2007, compared to net cash used in investing activities of $12.1 million for the nine months ended September 30, 2006. The cash used in investing activities was largely driven by the purchase of capital assets to outfit 12 new stores in the nine-month period ended, September 29, 2007.
Financing activities
Net cash provided by financing activities was $1.1 million for the nine months ended September 29, 2007, compared to net cash provided by financing activities of $9.6 million for the nine months ended September 30, 2006. Net cash provided by financing activities for the nine months ended September 29, 2007, was comprised primarily of proceeds from our line of credit which were used to fund purchases of inventory and purchase capital assets for the opening of stores in the first three quarters of the 2007 fiscal year. Net cash provided by financing activities for the nine months ended September 30, 2006 was comprised of proceeds from the IPO, net of settled transaction costs, of $61.2 million along with proceeds from our Amended and Restated Credit Agreement and Old Senior Secured Credit Facility of $130.8 million. These cash inflows were partially offset by cash used of $94.4 million to retire the Senior Secured Notes, and cash used of $87.5 million to repay existing indebtedness under our Old Senior Secured Credit Facility and our Amended and Restated Credit Agreement. For additional information on the Old Senior Secured Credit Facility and the Senior Secured Notes, please refer to our Annual Report filed on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 30, 2007.
Indebtedness
First Amendment to the Amended and Restated Credit Agreement
On September 26, 2007, the existing Amended and Restated Credit Agreement of Golfsmith International Holdings, Inc. (“Holdings”), as guarantor, and its subsidiaries (the “Amended and Restated Credit Agreement”), was amended by entering into the First Amendment to the Amended and Restated Credit Agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), Holdings and the subsidiaries of Holdings identified therein as Credit Parties (the “Credit Parties”), General Electric Capital Corporation (“the Lender”), as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “First Amendment” together with the Amended and Restated Credit Agreement constitute the (“Credit Facility”). The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. On an ongoing basis, certain loans incurred under the Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
Loans incurred under the Credit Facility bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Credit Facility expires on June 16, 2011.
The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.
Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $3.5 million, which is an availability block used to calculate the borrowing base. The availability block may be increased to $5.0 million in the event the Lender chooses to syndicate the loan. At September 29, 2007, the Company had $42.5 million outstanding under the Credit Facility leaving $44.0 million in borrowing availability. At December 30, 2006, the Company had $41.5 million outstanding under the Credit Facility (as described in Note 3 of the footnotes) leaving $21.0 million in borrowing availability.
Borrowings under our Credit Facility typically increase as working capital requirements increase in anticipation of the important selling periods in late spring and in advance of the December holiday gift-giving season, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the Credit Facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and on acceptable terms.
Contractual Obligations
The following table of our material contractual obligations as of September 29, 2007, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 -3 Years	4 - 5 Years	Years
	(in thousands)
Operating leases	$173,155	$23,020	$43,622	$42,915	$63,598
Purchase obligations (1)	9,982	9,578	404	—	—

Total	$183,137	$32,598	$44,026	$42,915	$63,598

(1)	Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Credit Facility.

Capital Expenditures
We expect to spend approximately $3.0 million on capital expenditures to update existing stores and to open a new store in a store format that is larger than that of our other stores.
Off-Balance Sheet Arrangements
As of September 29, 2007, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.
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
Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 1.0% and 0.7% of net revenues for the three-month periods ended September 29, 2007 and September 30, 2006, respectively. Inventory shrinkage expense recorded in the statements of operations was 1.1% and 0.7% of net revenues for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. Inventory shrinkage expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. There were no material write-offs of assets in any of the three or nine-month periods ended September 29, 2007 or September 30, 2006, respectively.
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
No impairment of goodwill or identifiable intangible assets was recorded in any of the three- or nine-month periods ended September 29, 2007 or September 30, 2006, respectively.
Product Return Reserves
We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Net returns reserve expenses recorded in the statement of operations were 3.3% and 3.8% of net revenues for the three-month periods ended September 29, 2007 and September 30, 2006, respectively. Net returns reserve expenses recorded in the statement of operations were 3.5% and 3.6% of net revenues for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.
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
We did not close any stores during the three- or nine-month periods ended September 29, 2007 and September 30, 2006,

respectively. We currently plan to close three stores in fiscal 2008 due to the expiration of the lease terms. We do not forecast the necessity to record any expense amounts under SFAS No. 146 for any of the three planned store closures in fiscal 2008 because the estimated future cashflows exceed the expected expenses incurred through the stores’ shutdown dates.
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
Deferred Tax Assets
A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of September 29, 2007, and December 30, 2006, we recorded full valuation allowances against accumulated net deferred tax assets of $7.4 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Stock Compensation
We follow the guidance set by by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in our consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. We use the Black-Scholes fair value pricing model to estimate the fair value of stock option and stock grant awards granted under SFAS 123(R). The Black-Scholes model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates during the service period. The calculation of expected volatility is based on a combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of each stock option grant. Due to our relatively short trading history in the public equity markets, we believe this basis provides a more reasonable measurement of volatility in order to calculate the fair value of each stock award. The expected term is calculated based on the average of the remaining vesting term, the remaining contractual life and the expected life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.
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
Recent Accounting Pronouncements
In February 2007, Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, Fair Value Measurement (“SFAS 157”), to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to require the presentation of investments in available-for-sale securities and trading securities:

(a)	in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or;

(b)	in two separate line items to display the fair value and non-fair-value carrying amounts.
SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.
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
Interest Rate Risk
The interest payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of September 29, 2007, if the maximum available amount under the credit facility of $90.0 million less the availability block of $3.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $8.7 million on an annual basis, thereby materially affecting our results from operations and cash flows. As our debt balances consist strictly of the Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during the three- and nine-month periods ended September 29, 2007. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
Foreign Currency Risks
We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position. Additionally, we were not a party to any derivative instruments during the three- and nine-month periods ended September 29, 2007, respectively.
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
Internal Control over Financial Reporting. During the three months ended September 29, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, individually or in the aggregate, are likely to have a material adverse impact on our financial results or consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes in our risk factors with respect to our quarter ended September 29, 2007 from those disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2007.
Item 6. Exhibits
10.01	First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation (incorporated by reference to the Company’s Form 8-K, filed on October 2, 2007).

10.02	Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation (incorporated by reference to the Company’s Form 8-K, filed on October 2, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of James D. Thompson.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1	Certification of James D. Thompson Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ James D. Thompson
James D. Thompson
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: November 7, 2007

By:	/s/ Virginia Bunte
Virginia Bunte Chief Financial Officer (Principal Accounting Officer and Authorized Signatory)
Date: November 7, 2007