Form 10-K
period 2007-12-29
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2008-03-06
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐ No     ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☐ No     ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑ No     ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes     ☑ No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No     ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $66.0 million.
There were 15,777,145 shares of the registrant’s common stock issued and outstanding as of March 4, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in this Form 10-K

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 29, 2007

COMPANY INFORMATION
Golfsmith International Holdings, Inc., the parent company of Golfsmith International, Inc., is a holding company that has no material assets other than all of the capital stock of Golfsmith International, Inc. In this Annual Report, unless the context indicates otherwise, the term “Golfsmith’’ refers to Golfsmith International, Inc. and its subsidiaries. The term “Golfsmith Holdings’’ refers to Golfsmith International Holdings, Inc. and its subsidiaries. The terms “we,’’ “us’’ and “our’’ refer to Golfsmith prior to its acquisition by Golfsmith Holdings and to Golfsmith Holdings after giving effect to the acquisition of Golfsmith. Our principal executive office is located at 11000 N. IH-35, Austin, Texas 78753-3195, and our telephone number is (512) 837-8810. Our Internet site address is www.golfsmith.com.
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

PART I
Item 1. Business
Overview
We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel and accessories. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf retail industry. We operate as an integrated multi-channel retailer, providing our customers, whom we refer to as “guests,” the convenience of shopping in our 74 stores across the nation, through our Internet site, www.golfsmith.com, and from our catalogs. Our stores have knowledgeable employees, whom we refer to as “caddies,” and feature an activity-based shopping environment where our customers can test the performance of golf clubs in our in-store hitting areas. We offer an extensive product selection that features premier national brands, pre-owned clubs and also our proprietary-branded products, including ASI, Clubmaker, Golfsmith, Hank Haney, Killer Bee, J.G.Hickory, Lynx, Profinity, Snake Eyes, TourTrek, XPC, Zevo and ZTech. We also offer a number of guest services and customer care initiatives including our custom club-fitting program, our club trade-in program, 90-day playability guarantee, 115% low-price guarantee, our proprietary credit card, in-store golf lessons and SmartFitTM, our custom club-fitting program. Our distribution and fulfillment center and management information systems support and integrate our distribution channels and provide a scalable platform to support our planned expansion.
We began as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog. Over the next 25 years, we continued to expand our product offerings, opened larger retail stores and expanded our direct-to-consumer business by adding to our catalog titles. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, an investment fund managed by First Atlantic Capital, Ltd. acquired us from our original founders, Carl, Barbara and Franklin Paul, and continues to control a majority ownership interest in us. In June 2006, we completed our initial public offering and listing on the Nasdaq Global Market under the ticker symbol “GOLF”.
Store Operations
We opened our first retail store in 1972 and operated 74 stores in 19 states at December 29, 2007. The locations of our stores are more fully described in Item 2, “Properties.”
We design our stores in a way that we believe will provide an exciting, activity-based shopping environment that resonates with the golf and tennis enthusiast and highlights our extensive product offering. Our stores range in size from 9,000 to 59,000 square feet. Our store concept can vary in size and format to fit each market depending on local market demographics, competition, real estate prices and availability.
Each Golfsmith store offers premier-branded clubs, balls, apparel and accessories, as well as our proprietary-branded products including Hank Haney, Lynx, Snake Eyes, Tour Trek, Zevo, Z-Tek and others. The majority of our stores also offer club components, clubmaking tools, supplies and on-site clubmaking, custom club-fitting and club repair services as well as tennis racket stringing. Our stores incorporate technology, lessons and club demos in a range-like setting. All of our stores offer hitting areas, putting greens and ball-launch monitor technology. In addition, our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a larger assortment of demo clubs.
We have entered into an agreement with GolfTEC Learning Centers to provide precision club-fitting and PGA-certified golf instruction to our customers. We had GolfTEC Learning Centers in 52 of our stores as of December 29, 2007.
We intend to expand our store base selectively in existing and new markets in locations that fit our selection criteria, which include:
•	demographic characteristics, such as above-average annual household income and a high number of golfers who play 25 or more rounds per year (“avid golfers”);

•	presence and strength of competition;

•	visibility from and access to highways or other major roadways;

•	the level of our penetration in a given market, either through our existing retail stores or our direct-to-consumer channel;

•	proximity to a large metropolitan area; and

•	the ability to obtain favorable lease terms;
After we identify a potential site, we analyze demographic and competitive data to project store revenues and develop profitability forecasts.
Our stores accounted for 77.4% of our net revenues in fiscal 2007, 74.0% in fiscal 2006 and 72.3% in fiscal 2005. From January 2005 to December 2007, we increased the number of our stores in operation from 46 to 74.

Direct-to-Consumer
Our direct-to-consumer channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our customers an extensive line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 20.6% of our net revenues in fiscal 2007, 23.8% in fiscal 2006 and 25.7% in fiscal 2005. In fiscal 2007, this year-over-year decrease in direct-to-consumer net revenues as a percentage of total revenues was primarily driven by a decline in our direct-to-consumer channel revenues in addition to the expansion of our retail store base which continued to fuel growth in total revenues. In fiscal 2006, the decrease was primarily due to the expansion of our store base which fueled total revenue growth.
Internet
We offer over 47,000 golf and tennis stock keeping units (“SKU’s”) through our Internet site, www.golfsmith.com, which we began in 1997. We also have 31 registered domain names that link to www.golfsmith.com including two which are linked to our European website and one to our Canadian website.
Through our Internet site, we seek to extend to the direct-to-consumer channel the innovative services offered in our stores. We have further enhanced the customer shopping experience by featuring, among other items, the following:
•	in-store pickup - allows customers to order an item online and avoid the delivery expenses and waiting time:

•	search functionality - allows customers to search for an item of apparel by a specific category, color, brand or material:

•	product reviews - allows customers to post and read reviews of most products that we offer:

•	tips on equipment - provides guidance on how to select appropriate golf and tennis equipment:

•	tennis section - includes a detailed buyer’s guide to assist both tennis enthusiasts and recreational tennis players in making their purchases:

•	product personalization services - allows customers to order personalized merchandise:

•	online SmartFit TM system - allows customers to custom-fit their golf clubs to their personal specifications by providing step-by-step instructions to walk them through the online club-fitting process:

•	pre-owned club information - provides customers with full access to our pre-owned club selection and detailed information about the type of club:

•	Club Trade-In Program - allows customers to trade in their used clubs and receive a merchandise credit for the value of the clubs in exchange:

•	tee times - allows customers to use our website to obtain tee times at golf courses across the country:

•	“Drive” section - is specifically designed for the woman golfer:

•	trip and vacation planner - allows customers to use our website to plan and book their golfing vacations, including hotel, rounds of golf and rental car; and

•	store and item locator - allows customers to enter the zip code and locate the store nearest to them in which a selected item is in stock.
We believe our Internet site complements our retail stores and catalogs by building customer awareness of our brand and acting as an effective marketing vehicle for our products and services including new product introductions, special product promotions and our proprietary-branded products. We believe that our Internet site also drives traffic to our stores, as evidenced by the fact that one of the most-used features on the Internet site is the store-locator functionality.
Catalogs
We have a 40-year history as a catalog retailer and believe that we are one of the industry’s leading golf specialty catalog retailers. Our principal catalog publications are the “Golfsmith Consumer Catalog,” targeting the avid golfer, and the “Golfsmith Clubmaking Catalog,” a specialty catalog for people who build their own clubs. We also distribute our “Annual Buyer’s Guide,” designed to be the most extensive and informative catalog of golf-related equipment and accessories, providing pictures and descriptions of many of the 15,000 SKUs offered in 220 pages. Our “Drive” catalog specifically targets the women golfer and offers fashionable apparel and state-of-the-art golf equipment while our “Center Court” tennis catalog carries major brands of tennis equipment, apparel and accessories for our tennis customers.
Our catalog titles are designed and produced by our in-house staff of art directors, writers and photographers. The regular production and distribution schedule of our consumer catalogs permits us to introduce new products regularly and make price adjustments as necessary. Our continued strategy of producing more targeted catalog vehicles promotes our specialty and lifestyle brand and follows the industry trend towards developing more niche, targeted publications for our customers.
Our customer database contains approximately 3.3 million names of individuals who have either purchased our products or have requested to receive our periodic mailings. We have developed this database largely through our catalog and website order-processing and, to a lesser extent, through contests and point-of-sale data collection in our stores. We use statistical evaluation and selection techniques to determine which customer segments are likely to contribute the greatest revenues per mailing. In addition, we prospect for potential customers by sending catalogs to individuals whose contact information we have licensed. We do not add these individuals to our customer database on a permanent basis unless they purchase products or request additional mailings.
Products and Merchandising
We offer a broad assortment of golf and tennis brands and products, including our own proprietary brands, through our sales channels. We generally price our products consistently across our channels. We also tailor the merchandise selection in our stores to meet the regional preferences of our customers. By providing a wide-ranging, in-depth assortment, we believe we will continue to attract the full spectrum of customers from avid to recreational golfers as well as both tennis enthusiasts and recreational tennis players with buying interest across all price points.
Technological cycles. Substantial technological advancements in equipment over the past decade have shortened product replacement cycles and increased club retail prices. Significant advances have been achieved in club head, shaft and golf ball construction, design and materials. We believe the introduction of new and improved products, together with advertising and promotions by equipment manufacturers and retailers emphasizing the importance of proper equipment to one’s game, has encouraged golfers to change their equipment more frequently.
The launch of geometrically shaped drivers in fiscal 2007 helped to drive club replacement cycles. In 2008, we believe we will see the same geometric technologies introduced into other clubs such as fairway woods and hybrids. In addition, a few of the largest vendors in the golf product industry are introducing interchangeable head and shaft technology for drivers. This technology has been used in the past in custom fittings, but is now allowed for use in USGA sponsored events.
Branded-products. We are a retailer of premier-branded golf and tennis merchandise. We believe that carrying a broad selection of the latest premier-branded merchandise is critical to driving sales among our highest-spending and most passionate customers, the avid golf and tennis player.
Clubs. We carry a wide variety of premier-branded golf clubs from leading national manufacturers catering to both avid and recreational golfers. We have continued to increase our assortment of pre-owned premier-branded clubs as we have expanded our Club Trade-in program. This has enabled us to provide value-conscious customers with additional price-points on premium branded clubs. The premier golf club brands that we offer include, among others, Callaway, Cleveland, Cobra, Nike, Ping, TaylorMade, and Titleist.
Apparel and footwear. We offer a range of golf and tennis apparel including shirts, sweaters, vests, pants, shorts and outerwear along with such accessories as jewelry, watches and leather goods from such premier brands as adidas, Ashworth, Ben Hogan, Callaway, Greg Norman, Nike, Ping and Under Armour. We also offer footwear for both golf and tennis for men, women and juniors from top national brands such as adidas, Bite, Callaway, Ecco, Etonic, FootJoy, Lady Fairway, Nike, Oakley, Prince and Wilson.
Golf balls. We offer a broad range of nationally recognized golf ball brands including Bridgestone, Callaway, Nike, TaylorMade, Titleist, and Top-Flite. These premier-branded golf balls provide our customers with the ability to select products that suit their desire for distance and control.
Accessories. We provide an extensive range of golf and tennis accessories to support our customers’ golf and tennis activities including technology devices such as Global Position System (“GPS”) range finder units and other golf and tennis accessories, such as tees, sunglasses, cleaning and repair kits, towels, tennis bags, tennis strings and golf cart heaters. The premier brands of the accessories that we offer include Bushnell, Coleman, Head, Nike, Oakley, Prince, SkyHawk, Team Effort and Wilson.
Racquets. We offer a variety of premier national tennis racquet brands, such as Babolat, Head, Prince, Völkl and Wilson.
Golfsmith Proprietary Brands. Our proprietary brand trademarks include ASI, Clubmaker, Golfsmith, Hank Haney, Killer Bee, J.G.Hickory, Lynx, Profinity, Snake Eyes, TourTrek, XPC, Zevo and ZTech. In fiscal 2007, our proprietary-branded products accounted for $55.4 million of our net sales. We develop and promote proprietary merchandise in the majority of our golf related product categories and classes, including clubs, club components, apparel, golf bags and covers, pull and push carts, shoes, furnishings, accessories, training aids and gifts.
Our proprietary brands provide quality products at attractive prices and generally have higher gross margins than the premier-branded products we offer due to a direct from manufacturer to consumer business model. We oversee the entire product development process of our proprietary brands through the combined efforts of a dedicated brand management and product development team, internal golf club R&D team, and full service third-party vendor partners. Additionally, a combination of our 40+ year leadership position in clubmaking along with our proprietary-branded products, allows us to appeal to custom clubmakers and enhances our status as equipment and product design experts.
We position our proprietary-branded products in two distinct ways. In premium name-brand dominated product categories such as clubs, clothing, shoes and balls, we complement and strategically co-exist with the premier-branded products by offering similar technology at lower price points. While the premier-branded merchandise we offer generally attracts avid golfers who are typically more brand-conscious, our proprietary brands generally serve our more value-conscious customers who are less brand-conscious. In commodity categories such as accessories, tees, and gifts where brands do not play a large role, we stock higher quantities of our proprietary products. By maintaining an inventory of the leading premier-branded merchandise, in combination with our broad line strategy of supplying high-quality but value conscious proprietary-branded items, we are able to supply our customers a large assortment of products along a continuum of price points that we believe meets the needs of any type of golfer and improves company profitability.
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
Customer Care Initiatives
We offer our customers the following initiatives to foster their loyalty and promote confidence in their purchases:
•	90/90 Playability Guarantee. This initiative allows our customers to purchase and use certain clubs for up to 90 days and to return the clubs for a merchandise credit equal to 90% of the price if they are not satisfied with them.

•	115% Price Guarantee. We offer a 115% low price guarantee whereby we will refund 115% of the difference in purchase price if a customer notifies us within 30 days of purchase of a lower price offered by another authorized retailer in the same market.

•	Club Trade-Ins. Our Club Trade-In Program allows customers to receive a merchandise credit for their pre-owned clubs which can be applied toward the purchase price of new clubs or other products. Customers can trade in their clubs at any store, through our Internet site or through our catalog. Our Club Trade-In Program is enhanced by periodic initiatives such as our National Trade-In Days program where customers are given additional value for trading in their used clubs.

•	Golfsmith Credit Card. We offer our own proprietary credit card, which provides our qualified customers with flexible payment options such as “no interest, no payments for six or 12 months,” for their Golfsmith purchases. As a result of our partnership with a national financial institution, we do not bear any of the financing risk associated with this program.

•	Loyalty Program. Our Player Rewards loyalty program is free to all customers and provides members with advance notice of sales and special events, exclusive invitations to VIP-only events, trade-in bonuses and coupons and discounts on select products and services.
As part of our “Guest-First” philosophy, we also provide our customers with a number of other golf and tennis-related services, including the following:
•	Club Repair and Clubvantage Program. We offer club repair services at the majority of our stores. In addition we sell two- and three-year plans under our Clubvantage program that provide for all labor costs for re-gripping, re-shafting and repairing individual clubs or club sets. The program provides additional benefits, such as an additional credit on any clubs that are traded in and a savings certificate for the Harvey Penick Golf Academy.

•	Expert Racquet Stringing. As a member of the U.S. Racquet Stringers Association, we are able to offer our customers expert racquet stringing services. Our racquet technicians have passed comprehensive tests to ensure their knowledge and understanding of racquet service and provide our customers with a full range of racquet services.

•	SmartFit™ Custom Club Fitting Program. We offer customers the ability to custom-fit their clubs through our SmartFitTM program. Through our SmartFitTM program, we customize premier and proprietary-branded clubs to the customer’s physical profile (height, wrist-to-floor distance and hand size), swing speed and the customer’s desired game characteristics (trajectory, control and distance). We also have the ability to custom build a set of golf clubs from scratch using our clubmaking technology and components. Our SmartFitTM program is available to our customers at every store, as well as through our Internet site.

•	GolfTEC Learning Centers. Our relationship with GolfTEC Learning Centers complements our in-store employee team by providing in-store golf instruction. GolfTEC’s proprietary system features digital video, motion analysis and ball-flight projection to allow its staff of PGA-certified teaching pros to analyze our customer’s swing and compare it to a database of the swings of various professional golfers. In addition, GolfTEC provides software that enables customers to review their lesson, drills and instructor comments online. Customers’ participation in GolfTEC lessons drives traffic within our stores as our customers buy lesson packages that encourage repeat visits to our store location. As of December 29, 2007, GolfTEC provided in-store golf lessons in 52 of our stores.
Customer Service
We strive to create long-term relationships with our customers through our “Guest-First” philosophy. Through this customer service philosophy we believe we are developing a culture that will enable us to cultivate a loyal customer base.
In order to encourage a knowledgeable employee team, we actively recruit golfing and tennis enthusiasts to serve as sales employees, because we believe that they bring enthusiasm to the shopping experience and are knowledgeable about the products they sell. We also target individuals with a strong retail background, because we believe a general understanding of retail sales is critical for marketing and selling our products. After hiring, we provide extensive product training and test employees’ knowledge periodically to ensure our they can provide our customers with the most informed assistance available.
A component of our compensation is sales commissions, which we believe motivates sales employees to learn more about our product and service offerings and to demonstrate and explain to our customers the features and benefits of our products and services. Our commission system is designed to ensure that our employees focus on providing the products or services that are well suited to our customers. We believe our compensation package allows us to recruit and retain an educated and professional sales force that leads to a better customer experience.
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
We employ a combination of print, broadcast, radio, direct mail, e-mail and billboard media, as well as in-store events, to drive awareness of our brand. On the local level, we run newspaper and television advertisements, sponsor golf tournaments and send targeted mailings to our best customers to promote stores and store events. The clustering of stores in particular markets allows local advertising techniques to be more cost-effective. On the national level, we periodically run advertisements in national golf and tennis magazines and on The Golf Channel. To manage costs and increase effectiveness, we are expanding the use of e-mail for direct marketing.
The catalogs and magazines that we distribute throughout the year are also an important marketing tool. In 2007, we mailed more than 10 million catalogs. We believe that our catalogs drive online and in-store traffic and also expand recognition of the Golfsmith® brand.
We employ additional marketing activities prior to key shopping periods, such as Father’s Day and the December holiday season, and in connection with specific sales and promotions. In particular, we hold various theme- or activity-based promotions throughout the year that drive additional traffic into our stores, including demonstration days, appearances by PGA Tour professional golfers, tour vans and events focusing primarily on the female customer. To reinforce our multi-channel model, we coordinate these events across both our retail store and direct-to-consumer channels.
We believe our Player Rewards loyalty program not only helps to foster customer loyalty but also provides us with valuable market intelligence and purchasing information regarding our most frequent customers. We may use this information to focus our advertising efforts to encourage repeat shopping and target communication to our best customers.
Management Information Systems
To enhance scalability, reliability and flexibility, our customer-facing applications are in-house developed, maintained and integrated into our Oracle Enterprise Resource Planning environment.
Our core networking infrastructure, which serves as the backbone of our application landscape, is designed to offer redundancy and is built upon the Cisco campus model. In addition, our communication lines, which are critical to our e-commerce business, are multi-vendor sourced and in redundant configurations.
Our production environments are hosted out of our corporate headquarters where our dedicated teams of systems administrators and applications developers staff our Operations Center to monitor networks, applications, user traffic and retail store Point-of-Sale activity. Our systems are integrated with vendor partners through Electronic Data Interchange (“EDI”) to send purchase orders and to receive invoices helping us to improve operating efficiencies.
Our in-store, Point-of-Sale system tracks all sales by category, style and item and allows us to routinely compare current performance with historical and planned performance. The information gathered by this system also supports automatic replenishment of inventory and is integrated into product buying decisions. The system has an intuitive, user-friendly interface that minimizes new user training requirements, allowing our employees to focus on serving our customers.
In 2007, we took significant steps to embrace the green initiative by purchasing only energy efficient hardware for our desktops and servers. In addition, virtualization technology has been deployed to replace a significant portion of our server environment. These changes help us to reduce heating and air-conditioning power usages which should result in reduced energy consumption and associated costs.
Purchasing
We have developed relationships with many of the major equipment vendors in the industry giving us a diverse network of suppliers. In each of the 2007 and 2006 fiscal years, three of our suppliers, Callaway Golf, TaylorMade-adidas Golf and Acushnet each individually supplied at least 10% of our consolidated purchases. We source substantially all of our proprietary products from contract manufacturers in Asia who manufacture our equipment according to our specifications. We generally do not enter into long-term supply contracts with our vendors, and all of our orders are made on a purchase-order basis.
Due to our size and the volume of purchases we make, some of our vendors provide us with access to large quantities of the prior year’s models at discounted rates or other volume purchasing rebates if we reach certain annual order targets. In addition, a majority of our vendors participate in our annual co-operative advertising program that provides them with differentiated co-operative advertising opportunities due to our multi-channel business model and activity-based store environment. We work closely with our vendors to find co-operative opportunities and negotiate mutually beneficial terms.
Distribution and Fulfillment
We have developed a hybrid distribution system that combines our central warehouse and distribution infrastructure with the direct-ship expertise of the vendor community. This hybrid distribution model increases our flexibility to allocate inventory to stores on an as-needed basis, improving our in-stock positions.
We operate a 240,000 square-foot distribution and fulfillment center in Austin, Texas, which handles selected store inventory replenishment and substantially all direct-to-consumer order fulfillment requirements. Store inventory replenishment is accomplished using a warehouse management system that separates and collates shipments which are shipped to our stores by third-parties. For those vendors whose infrastructure supports direct shipment to retail locations, our hybrid system also allows for a direct-ship component.
We dedicate 100,000 square feet of our distribution and fulfillment center to our direct-to-consumer shipping facility, which can handle over one million packages annually. This facility utilizes advanced technology, including an automated conveyor system that efficiently moves merchandise through the picking and shipping areas. While most direct-to-consumer orders are filled from this facility, our information systems allow us to search store inventory if the distribution and fulfillment center is out of stock. If needed, pick tickets are automatically generated at the appropriate store, and store employees ship the product directly to the customer. This capability allows us to optimize our use of inventory across our supply chain and increases our order fill rates.
We also have two smaller distribution facilities near London, England and in Toronto, Canada, from which we service our European and Canadian customers, respectively.
International
We work with a group of international agents and distributors to offer golf club components and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary-branded equipment through a commissioned sales force directly to retailers. Throughout most of Europe and parts of Asia and other parts of the world, we sell our products through a network of agents, distributors and through our website. Sales through our international distributors and our distribution and fulfillment center near London, England accounted for 1.7% of our net revenues in fiscal 2007, 1.6% in fiscal 2006, and 1.5% in fiscal 2005.
Harvey Penick Academy
In 1993, we partnered with Austin, Texas native and golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. The academy has attracted over 22,000 students since its inception. We believe the academy helps contribute to sales at our adjacent Austin store.

Competition
The golf industry is highly fragmented and competitive. We compete in both the off-course specialty retail segment and in the online and catalog retail segment. The off-course specialty retail segment is characterized by sales of golf equipment and apparel, favorable pricing and a knowledgeable staff. The online and catalog retail segment is characterized by competitive pricing, shopping convenience and a wide product selection.
Off-course specialty retailers. Due to the fragmented nature of the golf industry, off-course specialty retail stores vary significantly in size, strategy and geographic location. Some focus on specific areas of the country, and some have focused more heavily on a single channel, being slow to develop into other channels of commerce or develop multi-channel expertise. Our primary competitors in this category are Edwin Watts, Golf Galaxy, PGA Tour Superstore and World Wide Golf. In certain markets, we compete with one or all of these competitors.
Internet or catalog specific retailers of golf equipment. Online and catalog retailers of golf equipment sell a wide selection of merchandise through the use of catalogs or the Internet. The products are competitively priced and the direct channel offers a certain convenience to consumers. However, catalog and Internet-only retailers are not able to offer hands-on product testing and fitting. These retailers typically have a limited channel focus that limits their ability for cross-channel marketing and sales as well as for cross-channel brand promotion. Our primary competitors in this category are GolfDiscount.com and The Golf Warehouse.
Franchise and independent golf retailers. Franchise and independent golf retailers tend to be comprised of smaller stores with 2,000 to 5,000 square feet. Due in part to their more limited space we believe these stores generally offer a less extensive selection of golf clubs, equipment, accessories and apparel. Many promote sales of their private-label or lesser-known brands. They also do not typically have PGA-certified professionals assisting customers or advanced demonstration and testing facilities. Our main competitors in this category include Golf USA, Nevada Bob’s and Pro Golf Discount.
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
Conventional sporting goods retailers. Conventional sporting goods retailers are generally large format 20,000 to 100,000 square foot stores that offer a wide range of sporting goods merchandise covering a variety of categories, including merchandise related to most sports. These stores apply a single store format to numerous specialty areas. Prices at these stores are generally competitive, but we believe that the limited space they devote to golf products restricts the breadth of their golf offering. These retailers often do not have full access to all of the premier national brands and to the full assortment of those brands’ lines. Most do not currently have PGA-certified professionals, advanced demonstration and trial facilities or club repair services. Our main competitors in this category are Dick’s Sporting Goods and The Sports Authority.
Mass merchants and warehouse clubs. These stores typically range in size from 50,000 to 200,000 square feet and above. These merchants and clubs offer a wide-range of products, but golf merchandise tends to represent a very small portion of their retail square footage and their total sales. We believe that their limited product selection and limited access to the range of premier national brands does not appeal to many golf enthusiasts. These stores also do not focus on services which address the needs of golfers specifically. Examples of such stores are Costco, Target and Wal-Mart.
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
We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, including general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick Golf Academy. The Austin campus also includes a 30,000 square foot retail store, an equipment testing area and driving range.
Details of our facilities are more fully described in Item 2, “Properties” of this Annual Report on Form 10-K.
Proprietary Rights and Intellectual Property
We are the registrant of, or have pending registrations for, over 80 trademarks and service marks in more than 25 countries including

Golfsmith®, ASIt®, Black Cat®, Crystal Cat®, Dry18®, Hank Haney®, JG Hickorym, Killer Bee®, Lynx®, Parallax®, Predator®, ProfinityTM, Snake Eyes®, Tigress®, TourTrekTM, Maggie LaneTM, Zevo® and Z-TekTM.We are also the owner of 31 registered domain names. We believe that our trademarks and service marks have important value and are integral to building our name recognition.
Employees
We typically staff our stores with a general manager, up to three assistant managers and, on average, 15 to 20 full-time and part-time sales staff depending on store volume and time of year. As of December 29, 2007, we employed 954 full-time and 711 part-time personnel. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters. None of our work force is unionized.

Item 1A. Risk Factors
A reduction in the number of rounds of golf played or a decline in popularity of golf or tennis may adversely affect our sales.
We generate substantially all of our net revenues from the sale of golf and tennis equipment, apparel and accessories. The demand for golf and tennis products is directly related to the popularity of golf and tennis, the number of golf and tennis participants and the number of rounds of golf being played in the United States. If golf participation and the number of rounds of golf played decrease, sales of our products may be adversely affected. We cannot assure you that the overall dollar volume of the market for golf and tennis-related products will grow, or that it will not decline, in the future. For example, in 2007, rounds played decreased by 0.5% and our comparable store percentage decreased by 3.7%. Accordingly, as rounds played increase or decrease in the future, we cannot provide any assurance that our revenues will increase or decrease proportionately.
The demand for golf products is also directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could cause a decrease in our sales of golf products, which could negatively impact our results of operations and financial condition.
Our operating costs and profitability could be adversely affected if we are unable to accurately predict and respond to seasonal fluctuations in our business.
Our business is seasonal. The golf season and the number of rounds played in the markets we serve fluctuate based on a number of factors, including the weather. Accordingly, our sales leading up to and during the warm-weather golf season, as well as the December holiday gift-giving season, have historically contributed to a higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. The months encompassing these seasons are responsible for the majority of our annual net revenues and substantially all of our annual operating income. We make decisions regarding merchandise well in advance of the season in which it will be sold. We incur significant additional expenditures leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing our catalogs, advertising, creating in-store promotions and hiring additional employees. In the event of unseasonable weather during the peak season in certain markets, our sales may be lower and we may not be able to adjust our inventory or expenses in a timely fashion. This seasonality may result in volatility or have an adverse effect on our results of operations and financial condition.
A reduction in discretionary consumer spending could reduce sales of golf products.
Golf products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary golf product purchases during favorable economic conditions. Discretionary spending is affected by many factors, including general business conditions, cost of living, interest rates, the availability of consumer credit, taxation and consumer confidence in current and future economic conditions. Purchases of our products could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. Any significant decline in discretionary spending or general economic conditions or uncertainties regarding future economic prospects that adversely affect discretionary consumer spending, whether in the United States generally or in a particular geographic area in which one or more of our stores are located, could lead to reduced sales of our products and could have an adverse effect on our results of operations and financial condition.
Competition from new and existing competitors will have an adverse effect on our sales and profitability.
Our principal competitors are currently other off-course specialty retailers, franchise and independent golf retailers, on-course pro shops, conventional sporting goods retailers, mass merchants and warehouse clubs, and online and catalog retailers of golf equipment. These businesses compete with us in one or more product categories. In addition, traditional sports retailers and specialty golf retailers are expanding more aggressively in marketing and selling brand-name golf equipment, thereby competing directly with us for products, customers and locations. Some of these competitors have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. We may also face increased competition due to the entry of new competitors, including current suppliers that decide to sell their products directly. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have an adverse effect on our margins and our results of operations in general. Some of our markets are growing increasingly competitive, specifically the Atlanta, Georgia, Dallas, Texas and Phoenix, Arizona markets. Significant competitors are opening larger store formats in close geographic proximity to some of our store locations in these markets. As a result certain stores are experiencing decreased revenues and margin pressure. We expect the increase in competition in the specialty golf and tennis retail industry, as well as in other competitive channels, to continue, which could negatively impact our results from operations and financial condition. In addition to increased competition, our higher profit margin club component business has been in decline for the last several years and may continue to decline, thus negatively impacting our results from operations and financial condition.

If we cannot hire a new Chief Executive Officer and maintain continuity of our executive team, our ability to effectively manage ongoing operations may be negatively impacted.
In January 2008, James D. Thompson, our Chief Executive Officer (“CEO”) for the previous five years resigned, and his role has been filled on an interim basis by the Chairman of the Board, Martin Hanaka. We have initiated a search for a new CEO and are seeking to fill the position within the next three to six months. If we are unable to fill the position or to attract and retain a person with talent necessary for implementing our plan, our ability to effectively manage our ongoing operations may be negatively impacted, and adversely affect our results from operations and financial condition.
We depend on the continued service of our executive officers, who possess significant expertise and knowledge of our business and industry. Currently, we do not maintain key person insurance for any of our officers or managers.
We may be unable to expand our business if adequate capital is not available.
Our ability to open new stores depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Historically, we have spent approximately $1.8 million, net of tenant allowances and extended vendor terms, to open each additional store, which includes pre-opening expenses, capital expenditures and inventory costs. These expenditures can vary depending on the store’s size, geographic market conditions and the level of work required for the property when received from the landlord. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt-financing on acceptable terms or at all to implement a growth strategy and we provide no assurances about our future growth or expansion.
Our Amended and Restated Credit Facility contains provisions which restrict our ability to incur additional indebtedness, or make substantial asset sales which might otherwise be used to finance our expansion. Our obligations under the Amended and Restated Credit Facility are secured by substantially all of our assets, which may further limit our access to capital or lending sources. As a result, we cannot assure you that we will have adequate capital to finance our current expansion plans.
If we fail to regain compliance with Nasdaq’s audit committee requirements, our common stock may be delisted from the Nasdaq Global Select Market, which may reduce the price of our common stock and levels of liquidity available to our stockholders.
Our continued listing on the Nasdaq Global Market requires us to comply with Nasdaq’s audit committee requirements. Upon his appointment as our interim Chief Executive Officer, Martin Hanaka, Chairman of the Board of Directors of the Company, and previously an independent director and a member of our Audit Committee, resigned from the Audit Committee in order to comply with the Audit Committee independence requirement as set forth in Marketplace Rule 4350 of Nasdaq Stock Market, Inc. (“Nasdaq”), leaving two independent directors on that committee. Because Rule 4350 requires a listed issuer to have an audit committee consisting of at least three independent directors, we received a Staff Determination letter from Nasdaq stating that we are no longer compliant with the requirements for continued listing. Consistent with Nasdaq Marketplace Rule 4350(d)(4), Nasdaq provided us with a cure period until July 7, 2008 in order to regain compliance. We may not be able to identify and attract a suitable candidate who will be deemed independent under the Nasdaq marketplace rules for our Audit Committee prior to July 7, 2008. If we fail to regain compliance with Nasdaq’s audit committee requirements, our common stock may be delisted from the Nasdaq Global Select Market. Therefore, there can be no assurance that the Listing Council will determine to continue the listing of our common stock on Nasdaq. If our common stock is delisted, it may become more difficult for our stockholders to sell our stock in the public market and the price of our common stock may be adversely affected. Delisting from Nasdaq could also result in other negative implications including the potential loss or reduction of confidence by customers, creditors, suppliers and employees, the potential loss or reduction of investor interest, and fewer business development opportunities, any of which could materially adversely affect our results of operations and financial condition.
If we fail to generate consistent positive cash flows at individual store locations we may be required to record future impairments of assets at our stores.
If an individual store fails to produce positive cash flows at any point in time, if we anticipate that it may fail to produce positive cash flows or if we believe that an alternative location may be better, we may decide to discontinue operations at that location. If we decide to discontinue operations at any location, the existing assets at such location may be impaired to the extent that their carrying value exceeds an amount that represents the expected future cash flows. In fiscal 2007 we recorded a $1.4 million impairment of long-lived assets at certain stores. Such future impairments could negatively impact our results from operations and financial condition.
Our sales and profits may be adversely affected if we or our suppliers fail to develop and introduce new and innovative products that appeal to our customers.
Our future success depends, in part, upon our and our suppliers’ continued ability to develop and introduce new and innovative products. This is particularly true with respect to golf clubs, which accounted for approximately 47% and 46% of our net revenues in fiscal 2007 and 2006, respectively. We believe our customers’ desire to test the performance of the latest golf equipment drives traffic into our stores and increases sales. This is particularly true when significant technological advances in golf clubs and other equipment occur, although such advances generally only occur every few years. Furthermore, the success of new products depends not only upon their performance, but also upon the subjective preferences of golfers, including how a club looks, sounds and feels, and the level of popularity that a golf club enjoys among professional and recreational golfers. Our success depends, in large part, on our and our suppliers’ ability to identify and anticipate the changing preferences of our customers and our ability to stock our stores with a wide selection of merchandise that appeals to customer preferences. If we or our suppliers fail to successfully develop and introduce on a timely basis new and innovative products that appeal to our customers, our revenues and profitability may suffer. On the other hand, the introduction of new golf clubs or other equipment by our suppliers could result in close-outs of existing inventories. Close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. These reduced margins and sales may adversely affect our results of operations and financial condition.
Our growth will be adversely affected if we are unable to open new stores and operate them profitably.
Our growth strategy involves opening additional stores in new and existing markets albeit at a slower rate in 2008 than in past years. At December 29, 2007, we operated 74 stores, of which almost 40% were opened in the past three fiscal years. In addition to capital requirements, our ability to open new stores on a timely and profitable basis is subject to various contingencies, including but not limited to, our ability to successfully:
•	identify suitable store locations that meet our target demographics;

•	negotiate and enter into long-term leases with acceptable terms;

•	build-out or refurbish sites on a timely and cost-effective basis;

•	hire, train and retain skilled managers and personnel; and

•	integrate new stores into existing operations.
After identifying a new store site, we typically try to negotiate a lease with a base term of approximately 10 years. Our leases typically result in financial obligations that we are obligated to pay regardless of whether the store generates sufficient traffic and sales. New stores may also have lower sales volumes or profits compared to previously opened stores or they may have losses. In the past, from time to time, we have experienced delays and cost-overruns in obtaining proper permitting, building and refurbishing stores. We anticipate that we may experience these problems again in the future.
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
We cannot assure you that we will be successful in meeting the challenges described above or that any of our new stores will be a profitable deployment of our capital resources. If we fail to open additional stores successfully we may not be able to grow our revenues, and furthermore additional stores may not be profitable. If we are unable to grow revenues from the successful opening of additional stores, or if such additional stores are not profitable our results of operations and financial position may be adversely affected.
If our key suppliers limit the amount or variety of products they sell to us or if they fail to deliver products to us in a timely manner and upon customary pricing and payment terms, our sales and profitability may be reduced.
We rely on a limited number of suppliers for a significant portion of our product sales. During fiscal 2006 and 2007, three of our suppliers each accounted for at least 10% of our purchases. We depend on access to the latest golf equipment, apparel and accessories from the premier national brands in order to attract traffic into our stores and through our direct-to-consumer channel. We do not have any long-term supply contracts with our suppliers providing for continued supply, pricing, allowances or other terms. In addition, certain of our vendors have established minimum advertised pricing requirements, which, if violated, could result in our inability to obtain certain products. If our suppliers refuse to distribute their products to us, limit the amount or variety of products they make available to us, or fail to deliver such products on a timely basis and upon customary pricing and payment terms, our sales and profitability may be reduced, which could have a material adverse affect on our results of operations and financial condition.
In addition, some of our proprietary products require specially developed manufacturing molds, techniques or processes which make it difficult to identify and utilize alternative suppliers quickly. Any significant production delay or the inability of our current suppliers to deliver products on a timely basis, including clubheads and shafts in sufficient quantities, or the transition to alternate suppliers, could have a material adverse effect on our results of operations and financial condition.
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
The success of our Internet site depends on the secure transmission of confidential information over network and the Internet and on the secure storage of data. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. In addition, we maintain an extensive confidential database of customer profiles and transaction information. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the security we use to protect customer transaction and personal data contained in our customer database. In addition, other companies in the retail sector have from time to time experienced breaches as a result of actions by their employees. If any compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition, and could result in a loss of customers. A party who is able to circumvent our security measures could damage our reputation, cause interruptions in our operations and/or misappropriate proprietary information which, in turn, could cause us to incur liability for any resulting losses or damages. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches thereby adversely impacting our results from operations and financial condition.
We lease almost all of our store locations. If we are unable to maintain those leases or locate alternative sites for our stores on terms that are acceptable us, our net revenues and profitability could be adversely affected.
We leased 73 of the 74 stores that we were operating at December 29, 2007. We did not close any stores due to expiring leases during fiscal years 2007 or 2006. In fiscal 2005, we closed two stores when the leases for those locations expired. In both instances, we opened a new store in similar locations during fiscal 2005. We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. If we cannot maintain our existing store locations, extend the leases or locate alternative sites on favorable or acceptable terms, results from operations and financial condition could be adversely affected.
Many of our stores are clustered in particular metropolitan areas, and an economic downturn or other adverse events in these areas may significantly reduce the sales for stores located in such areas.
A significant portion of our stores are clustered in certain geographic areas, including eleven in the Tri-State (New York, New Jersey and Connecticut) area, seven in the San Francisco Bay area, six in the Los Angeles area, five each in the Chicago and Dallas areas, four in the Houston area and three in each of the Atlanta, Denver, Detroit, Minneapolis and Phoenix areas. If any of these areas were to experience a downturn in economic conditions, natural disasters such as hurricanes, floods or earthquakes, terrorist attacks, or other negative events, the stores in these areas may be adversely affected thereby adversely impacting our results from operations and financial condition.
Our comparable store sales may decline, which could negatively impact our future operating performance.
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
Our comparable store sales have fluctuated significantly in the past, and such fluctuation may continue in the future. The percentage increase or decrease in comparable store sales compared to the prior fiscal year was (3.7%) in 2007, 2.0% in 2006 and 2.6% in 2005, respectively. We have experienced decreases in comparable store sales during certain quarterly periods during the last two fiscal years and we cannot assure you that our comparable store sales will not decrease again in the future. Some of our markets are growing increasingly competitive, specifically the Dallas, Texas and Atlanta, Georgia markets. We expect the increase in competition in the golf and tennis retail industry to continue, which could negatively impact revenues and therefore operating income. In addition to increased competition, our higher profit margin club component business has been in decline for the last several years and may continue to decline, thus negatively impacting our results from operations and financial condition.
If we fail to generate sufficient revenue from our proprietary-branded products, we may have future impairments of trademark and trade-name intangible assets.
The carrying value of the trademark and trade-name intangible assets on our balance sheet are supported by estimated future positive cash flows generated by our proprietary-branded products. If we fail to create products that appeal to customers and produce sufficient future revenues, our future estimates may be overstated, which could result in an impairment of our intangible assets and thereby adversely impact our results from operations and financial condition.
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
We have historically experienced fluctuations in the response rates to our catalog mailings. If we fail to achieve adequate response rates, we could experience lower sales, significant markdowns or write-offs of inventory and lower margins, which could adversely impact our results from operations and financial condition.
Atlantic Equity Partners III, L.P. has significant influence over us, including the ability to nominate a majority of our board of directors, and its interests may conflict with the interests of our other stockholders.
The largest beneficial owner of our shares, Atlantic Equity Partners III, L.P. (“Atlantic Equity Partners”), an investment fund managed by First Atlantic Capital, Ltd. (“First Atlantic Capital”), has voting rights equal to 60.0% of our outstanding common stock. This includes 9.7% of our outstanding stock owned by Carl and Franklin Paul over which First Atlantic Capital has voting rights pursuant to a voting rights and stockholders’ agreement among Atlantic Equity Partners and Carl and Franklin Paul. Under the agreement, Carl and Franklin Paul have also agreed that they will only transfer the shares subject to the agreement on a pro rata basis when Atlantic Equity Partners transfers its shares. As a result of its own stockholdings and this agreement, Atlantic Equity Partners, and indirectly First Atlantic Capital, will have the ability to control all matters submitted to our stockholders for approval, including:
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
This concentration of ownership of our common stock could delay, lead to or affect the results of possible proxy contests, mergers, acquisitions, tender offers, purchases or sales of assets, open-market purchase programs or other public or private transactions involving our common stock or other securities.
Our sales, profitability and company-wide operations would be adversely affected if the operations of our Austin, Texas call center or distribution and fulfillment center were interrupted or shut down.
We operate a centralized call center and distribution and fulfillment center in Austin, Texas. We handle almost all our Internet site and catalog orders through our Austin facility. We also receive and ship a significant portion of our retail stores’ inventory through our Austin facility. Any natural disaster or other serious disruption to this facility would substantially disrupt our operations and could damage all or a portion of our inventory at this facility, impairing our ability to adequately stock our stores and fulfill customer orders.

In addition, we could incur significantly higher costs and longer lead times associated with fulfilling our direct-to-consumer orders and distributing our products to our stores during the time it takes for us to reopen or replace our Austin facility. As a result, a disruption at our Austin facility could adversely affect our results from operations and financial condition..
A disruption in the service or a significant increase in the cost of our primary delivery service for our direct-to-consumer operations would have a material adverse effect on our sales and profitability.
We use a third-party vendor for substantially all of our ground shipments of products sold through our Internet site and catalogs to our customers in the United States. Any significant disruption to our third-party vendors’ services would impede our ability to deliver our products through our direct-to-consumer channel, which could cause us to lose sales or customers. In addition, if our third-party vendor were to significantly increase its shipping charges, we may not be able to pass these additional shipping costs on to our customers and still maintain the same level of direct-to-consumer sales. In the event of disruption to our third-party vendors’ services or a significant increase in its shipping charges, we may not be able to engage alternative carriers to deliver our products in a timely manner on favorable terms, which could have a material adverse effect our results from operations and financial condition.
An increase in the costs of mailing, paper, and printing our catalogs would adversely affect our profitability.
In the 2007 fiscal year we generated a 20.6% of our revenues through our direct-to-consumer channel, including catalog orders. Postal rate increases and paper and printing costs affect the cost of our catalog mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes for our catalogs. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly during the past three fiscal years, and our future paper costs are subject to supply and demand forces external to our business. A material increase in postal rates or printing or paper costs for our catalogs could have a material adverse effect our results from operations and financial condition.
If we are unable to enforce our intellectual property rights, our net revenues and profitability may decline.
Our success and ability to compete are dependent, in part, on sales of our proprietary-branded merchandise. We currently hold a substantial number of registrations for trademarks and service marks to protect our own proprietary brands. We also rely to a lesser extent on trade secret, patent and copyright protection, employee confidentiality agreements and license agreements to protect our intellectual property rights. We believe that the exclusive right to use trademarks and service marks has helped establish our market share. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and we may need to devote additional resources to advertising and marketing new brands for our products to try to recoup the revenues lost.
From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products from competitors’ products and retain our market share for our proprietary products. Our proprietary products sold under our proprietary brands generate higher margins than products sold under third party manufacturer brands. If we are unable to effectively protect our proprietary intellectual property rights and fewer of our sales come from our proprietary products, our results from operations and financial condition could be adversely impacted.
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
We may be subject to risks associated with our proprietary-branded products, including product liability. Our existing or future proprietary products may contain design or materials defects, which could subject us to product liability claims and product recalls. Although we maintain limited product liability insurance, if any successful product liability claim or product recall is not covered by or exceeds our insurance coverage, our business, results of operations and financial condition would be harmed. In addition, product recalls could adversely affect our reputation in the marketplace and, in turn, sales of our products, which could adversely affect our results from operations and our financial condition.

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
Although we currently do not have any agreement or understanding to make any acquisitions, from time to time, we may grow our business by acquiring complementary businesses, products or technologies. Acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results. Negotiating potential acquisitions or integrating newly acquired businesses, products or technologies into our business could divert our management’s attention from other business concerns and could be expensive and time-consuming. Acquisitions could expose our business to unforeseen liabilities or risks associated with entering new markets or businesses. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated sales and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, or issuances of equity securities that cause dilution to our existing stockholders. Furthermore, we may incur contingent liabilities or possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could adversely affect our results from operations or financial condition.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
At December 29, 2007, we operated 74 stores in 19 states. With the exception of the Austin store at our corporate headquarters, we lease all of our retail stores. All leased premises are held under long-term leases with differing provisions and expiration dates. Our lease rents are generally fixed amounts with increases over the terms, and some leases include percentage rent requirements based on sales. Most leases contain provisions permitting us to renew for one or more specified terms. We own a 41-acre Austin, Texas campus, which is home to our general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick Golf Academy. The Austin campus also includes a 30,000 square foot retail store and an equipment testing area and practice area. Details of our owned properties and non-store leased facilities are as follows:

	Size		Owned /
Location	(sq. ft.)	Facility Type	Leased

Austin, Texas	60,000	Office	Owned
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned
Austin, Texas	30,000	Retail Store	Owned
Austin, Texas	17 Acres	Driving Range and Training Facility	Owned
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	Leased
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased
The following table shows the number of our stores by state as of December 29, 2007:

Number of
Location	Stores

Alabama	1
Arizona	4
California	15
Colorado	3
Connecticut	1
Florida	6
Georgia	3
Illinois	5
Indiana	1
Michigan	3
Minnesota	3
New Jersey	6
New York	5
North Carolina	1
Ohio	2
Oregon	2
Pennsylvania	1
Tennessee	1
Texas	11
Item 3. Legal Proceedings
We are involved in various legal proceedings arising in the ordinary course of conducting business. Although the outcome of most of such matters is currently not determinable, we believe the ultimate outcome of such matters, individually or in the aggregate, would not have a material adverse impact on our financial position, liquidity or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
Our common stock trades on the Nasdaq Global Market under the symbol “GOLF.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock since the completion of our initial public offering on June 15, 2006, as reported by the Nasdaq Global Market.

	Sales Price
	FY 2007		FY 2006
	High	Low	High	Low
First Quarter	$11.49	$8.39	n/a	n/a
Second Quarter	9.34	6.50	$11.10	$9.35
Third Quarter	8.25	5.73	10.30	6.94
Fourth Quarter	7.25	3.75	10.25	7.47
As of December 29, 2007, there were approximately 48 shareholders of record. A shareholder of record is the individual or entity that an issuer carries in its records as the registered holder and is not necessarily reflective of beneficial ownership of the shares. To date, we have paid no cash dividends on our capital stock and have no current intention to do so. We currently expect to retain any future earnings to fund the operation, our debt obligations and possible expansion of our business.
On January 23, 2008, we received a Nasdaq Staff Deficiency Letter indicating that we no longer comply with the Nasdaq audit committee requirement for continued listing as set forth in Marketplace Rule 4350, which requires a listed company to have an audit committee of at least three independent directors. Consistent with this Rule, Nasdaq provided us with a cure period until July 7, 2008 in order to regain compliance. We expect to fill the vacancy created by Mr. Hanaka’s resignation from the Audit Committee prior to that deadline.
Report of offering of securities and use of proceeds there from:
On June 20, 2006, we completed our initial public offering in which we sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The net proceeds of the initial public offering to us were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million. Our common stock trades on the Nasdaq Global Market under the ticker symbol “GOLF.”
The net proceeds from the initial public offering, along with borrowings under our Amended and Restated Credit Facility (see Note 7 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report) were used to retire the $93.75 million Senior Secured Notes (see Note 7 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report), to repay the entire outstanding balance of our Old Senior Secured Credit Facility, to pay fees and expenses related to our Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate our management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of our shares.
The remaining information required by Item 5 is set forth in Note 13 of Notes to Consolidated Financial Statements incorporated by reference here.
Item 6. Selected Consolidated Financial Data
You should read the following selected consolidated financial and other data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected balance sheet data as of December 29, 2007 and December 30, 2006 and the statement of operations data for fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated balance sheet data as of January 3, 2004, January 1, 2005 and December 31, 2005 and the statement of operations data for the fiscal year ended January 3, 2004 have been derived from the audited consolidated financial statements of Golfsmith International Holdings, Inc., which are not included in this Annual Report. Our fiscal year ends on the Saturday closest to December 31 of such year. All fiscal years presented include 52 weeks of operations, except 2003, which includes 53 weeks, where week 53 occurred in the fourth quarter of fiscal 2003.

	Fiscal Year Ended
	January 3,	January 1,	December 31,	December 30,	December 29,
	2004	2005	2005	2006	2007
	(in thousands, except share, per share and store data)
Statement of Operations Data:
Net revenues	$257,745	$296,202	$323,794	$357,890	$388,157

Gross profit	86,662	101,188	115,750	125,817	135,902

Impairment of goodwill and long-lived assets (1)	—	—	—	—	(42,994)

Operating income (loss)	12,662	9,682	14,675	11,561	(36,873)

Loss on debt extinguishment (3)	—	—	—	(12,775)	—

Income (loss) from cont. operations before income taxes	1,709	(333)	3,358	(6,831)	(40,159)

Net income (loss)	$1,064	$(4,756)	$2,958	$(8,109)	$(40,820)

Basic and diluted income (loss) per share of common stock	$0.11	$(0.49)	$0.30	$(0.62)	$(2.58)

Other Financial Data:
Gross profit as a percentage of sales	33.6%	34.2%	35.7%	35.2%	35.0%

Store Data (not in thousands):
Comparable store sales increase (decrease) (4)	7.4%	0.7%	2.5%	2.0%	-3.7%
Number of stores at period end	38	46	52	62	74
Gross square feet at period end	759,981	849,677	905,827	1,094,989	1,381,150
Net sales per sq ft for stores open at beg. and end of period (5)	$302	$333	$353	$355	$317

Balance Sheet Data (at period end):
Cash and cash equivalents	$1,051	$8,575	$4,207	$1,802	$4,025
Inventories	51,213	54,198	71,472	88,175	98,509
Working capital (6)	18,329	20,309	22,800	(9,706)	(6,244)
Total assets	177,449	186,929	204,836	227,919	202,920
Long-term debt	77,483	79,808	82,450	—	—
Total stockholders’ equity	58,976	54,313	57,127	110,111	70,239

(1)	In the fourth quarter of fiscal 2007, as a result our annual review of goodwill valuation as required under Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) we concluded that our goodwill was entirely impaired and subsequently wrote the entire goodwill amount of $41.6 million, down to zero. Also in the fourth quarter of fiscal 2007, in compliance with our accounting policy for long-lived assets, under SFAS 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”) we recorded a charge of $1.4 million for the impairment of fixed assets at certain stores.

(2)	On July 20, 2006, we redeemed our Senior Secured Notes using the proceeds generated from its initial public offering and recorded a loss on extinguishment of debt of $12.8 million.

(3)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they met the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under SFAS 144. Comparable store results for a 53-week fiscal year are presented on a 52/52 week basis by omitting the last week of the 53-week period.

(4)	Calculated using net sales of all stores open at both the beginning and the end of the period and the selling square footage for such stores. Selling square feet includes all retail space including but not limited to hitting areas, putting greens and check-out areas. It does not include back-room and receiving space, management offices, employee breakrooms, restrooms, vacant space or area occupied by GolfTEC Learning Centers.

(5)	Defined as total current assets minus total current liabilities.

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
Since 2002, we have expanded our retail presence in the United States by opening 51 new stores, which includes 13 new stores in fiscal 2007. We continue to explore opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. We currently anticipate substantially reducing our 2008 square footage growth as compared to 2007. A major part of our strategy has been the direct-to-consumer channel, and we plan to continue our efforts to grow that channel. In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.
As of March 6, 2008, we operate 72 retail stores in 19 states and 25 markets, which include 13 of the top 15 golf markets. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct channel which includes both our website and our direct mail catalogs.
Along with many other retail sector stocks, our stock price declined during the fourth quarter of 2007, significantly reducing our market capitalization value. Because of this decrease in our market capitalization value, pursuant to SFAS 142 guidelines, we determined that the book value of the enterprise-level reporting unit exceeded its estimated fair value. Under SFAS 142, this is an indicator of impairment which caused us to perform further testing for impairment of goodwill. Upon performance of the additional tests, we determined that our goodwill was completely impaired and, accordingly, we recorded a goodwill impairment of approximately $41.6 million (see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report).
In addition, during the fourth quarter, we identified certain stores with significant declining profitability that indicated the possibility that certain store-level long-lived assets may not be recoverable. We evaluated these stores in accordance with our accounting policy for Long-Lived Assets. We determined that the projected future cash flows of three stores did not exceed the book value of the store-level fixed assets, including leasehold improvements, equipment, furniture, and fixtures. We recorded a non-cash impairment of fixed assets at these three stores in the amount of $1.4 million to write the fixed assets down to their estimated fair value (see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report).
In connection with our initial public offering in June 2006 (see Note 4 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report), we granted the underwriters an option to purchase 900,000 shares of our common stock at a 7% discount to the initial public offering price, or $10.70 per share, for 30 days commencing on June 15, 2006 (grant date). Since this option extended beyond the closing of the initial public offering, we separately accounted for the call option at its fair value and the change in fair value between the grant date and the expiration date of July 15, 2006 was recorded as other income. We subsequently reevaluated its accounting for the call option and determined that such call option should have been exempted from treatment as a derivative pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We have restated our 2006 financial statements to reduce other income and increase additional paid-in capital by $1.1 million. This change did not affect cash, cash flows or total stockholders’ equity.
Industry Trends
The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry is becoming increasingly competitive as existing sporting or specialty goods retailers enter geographical markets that are new to them and new competitors enter the marketplace. In addition, the club component business has been in decline for the last several years and may continue to decline going forward. We believe this decline is due to waning interest by consumers in building their own clubs, the rise of the now more accessible pre-owned club market and the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles.

Sales of golf products are affected by increases and decreases in the number of golf participants and the number of rounds played annually in the United States. According to the National Golf Foundation (“NGF”), the number of rounds played has had minimal increases over the past four years and the number of golf participants has stayed fairly flat. The NGF estimates that in 2007 the number of golf participants was approximately 30 million and the number of rounds played was approximately 500 million. The NGF predicts that, over the next 20 years, the number of golf participants in the United States will grow by three to four million and that the number of rounds played will increase by 100-150 million. Because of this slow growth rate, we expect that any significant growth over time for a company that is heavily reliant on the golf industry will result primarily from market share gains.
Fiscal Year
Our fiscal year ends on the Saturday closest to December 31 and generally consists of 52 weeks, although occasionally our fiscal year will consist of 53 weeks. Fiscal 2007, 2006 and 2005 each consisted of 52 weeks and each quarter of those fiscal years consisted of 13 weeks.
Revenues
Revenue channels. We generate substantially all of our revenues from sales of golf and tennis products in our retail stores, and direct-to-consumer distribution channels. We also generate revenues from our international distributors and from the Harvey Penick Golf Academy. The following table provides information about the breakdown of our revenues for the periods indicated:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	(in thousands)		(in thousands)		(in thousands)
Stores	$300,533	77.4%	$264,791	74.0%	$234,261	72.3%
Direct-to-consumer	80,024	20.6%	85,285	23.8%	83,040	25.7%
International distributors and other (1)	7,600	2.0%	7,814	2.2%	6,493	2.0%

(1)	Consists of (a) sales made through our international distributors and our distribution and fulfillment center near London, England, (b) revenues from the Harvey Penick Golf Academy, and (c) miscellaneous other revenue items.
Our revenue growth continues to be driven by the expansion of our store base while our direct-to-consumer revenue channel continues to decline as a percentage of total revenue as our retail base grows. The decline in our direct-to-consumer channel revenue is largely due to the decline of the club-component business.
Store revenues. Changes in revenues generated from our stores are driven primarily by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period from the close of the original store to the opening of the new or relocated store. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under SFAS 146.
Branded compared to proprietary products. The majority of our sales are generated from premier-branded golf and tennis equipment, apparel and accessories from leading manufacturers and are sold through all of our channels. In addition, we sell proprietary-branded equipment, components, apparel and accessories under a variety of trademarked brand names. Sales of our proprietary-branded products accounted for $55.4 million of our net revenues in 2007, $53.3 million of our net revenues in 2006 and $50.8 million of our net revenues in 2005.
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
We recognize revenue from the sale of gift cards and issuance of returns credits when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and we determine that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. Amounts in excess of the total estimated breakage, if any, are recognized as revenue at the end of the 48 months following the issuance of the card or credit, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in the consolidated statements of operations. In fiscal years 2007, 2006 and 2005, we recognized $0.3 million, $1.4 million and $0.9 million in breakage revenue, respectively.
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
Operating Expenses
Selling, general and administrative
Our selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, such as supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases to GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses. Selling, general and administrative expenses in the fiscal year ended December 30, 2006 also included the fees and other expenses we paid for services rendered to us pursuant to a management consulting agreement between us and First Atlantic Capital, Ltd. Under this agreement, we paid First Atlantic Capital fees and related expenses totaling $3.3 million in fiscal 2006 and $0.7 million in fiscal 2005. This contract was terminated in June 2006, and thus no amounts were paid under this agreement during the fiscal year ended December 29, 2007. The $3.3 million in payments to First Atlantic Capital, Ltd. included a payment of $3.0 million due to the termination of our management agreement. The $3.0 million payment was expensed at such time and included in selling, general and administrative expenses. We have agreed to reimburse First Atlantic Capital, Ltd. for expenses incurred in connection with meetings between representatives of First Atlantic Capital, Ltd. and us in connection with Atlantic Equity Partners III, L.P.’s investment in us, and business matters that First Atlantic Capital, Ltd. attends to on our behalf for so long as Atlantic Equity Partners III, L.P. holds at least 20% of our outstanding shares of our common stock.
Store pre-opening expenses
Our store pre-opening expenses consist of costs associated with the opening of a new store and include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses.
Impairment of goodwill and long-lived assets
In the fourth quarter of fiscal 2007, upon completion of our annual test for goodwill impairment, pursuant to SFAS 142, we determined that our goodwill was completely impaired and, accordingly, we recorded a goodwill impairment of approximately $41.6 million. Also in the fourth quarter of fiscal 2007, in compliance with our accounting policy for long-lived assets, under SFAS 144, we recorded a charge of $1.4 million for the impairment of fixed assets at certain stores (see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report).
Non-operating Expenses
Interest expense. Our interest expense for fiscal 2007, consists of costs related to the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) and the Amended and Restated Credit Agreement, (jointly, the “Credit Facility”). Our interest expense for fiscal 2006 consists of costs related to our Credit Facility and our Senior Secured Notes and Old Senior Secured Credit Facility. Our interest expense for fiscal 2005 consists of costs related to our Senior Secured Notes and Old Senior Secured Credit Facility.

Interest income. Our interest income consists of amounts earned from our cash balances, which were held in short-term money market accounts.
Other income. Other income consists primarily of transactions outside of our normal course of business and exchange rate variance gains.
Other expense. Other expense consists primarily of exchange rate variance expenses and penalties.
Extinguishment of debt
Extinguishment of debt consists of the loss incurred to retire all of our Senior Secured Notes and the write-off of debt issuance costs related to the Senior Secured Notes and the Old Senior Secured Credit Facility. We recorded a loss of $12.8 million on the extinguishment of this debt in the second fiscal quarter of 2006, as reported in continuing operations.
Income Taxes
Our income taxes consist of federal, state, local and foreign income taxes, based on the effective rates for the fiscal year.
Results of Operations
The following table sets forth selected consolidated statements of operations data for each of the periods indicated expressed as a percentage of total revenues:

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(in thousands)
Net revenues	$388,157	$357,890	$30,267	8.5%
Cost of products sold	252,254	232,073	20,181	8.7%

Gross profit	$135,903	$125,817	10,086	8.0%

Selling, general and administrative	127,421	112,456	14,965	13.3%
Store pre-opening expenses	2,361	1,800	561	31.2%
Impairment of goodwill and long-lived assets	42,994	—	42,994	100.0%

Operating income	$(36,873)	$11,561	$(48,434)	-418.9%

As a percentage of net revenues
Cost of products sold	65.0%	64.8%
Gross profit	35.0%	35.2%
Selling, general and administrative	32.8%	31.4%
Store pre-opening expenses	0.6%	0.5%
Operating income	-9.5%	3.2%
Comparison of Fiscal 2007 to Fiscal 2006
Net Revenues

	Fiscal Year Ended
	December 29,	December 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Net revenues	$388,157	$357,890	$30,267	8.5%

Comparable stores	247,851	257,374	(9,523)	-3.7%
Non-comparable stores	52,682	7,417	45,265	610.3%

Net revenues increased 8.5% for fiscal year 2007 compared with fiscal 2006. The increase was due to a $35.7 million increase from our store revenues partially offset by a decrease of $5.3 million in our direct-to-consumer revenue channel. The increase in our store revenues was due to an increase in our non-comparable store revenues resulting from the opening of 23 new stores in fiscal years 2006 and 2007.
Eight stores entered our comparable store base during fiscal 2007. Our comparable store revenues declined by 3.7% in fiscal 2007 in comparison with fiscal 2006. Comparable store revenues continue to be negatively impacted by increased competition in select geographic markets as well as declines in our retail club component business. In addition to these competitive and product mix factors, golf rounds played in the United States, a leading indicator of golf participation tracked by the NGF, decreased 0.5% in fiscal 2007 compared to fiscal 2006. Non-comparable store net revenues primarily comprise revenues from 13 stores that were opened in fiscal 2007 and revenue from 10 stores that were opened prior to 2007 but became comparative stores for a portion of fiscal 2007.
Gross Profit

	Fiscal Year Ended
	December 29,	December 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Cost of products sold	$252,254	$232,073	$20,181	8.7%
As a percentage of net revenues	65.0%	64.8%

Gross profit	$135,903	$125,817	$10,086	8.0%
Gross profit as a percentage of net revenues	35.0%	35.2%	-0.2%
Increased revenues led to higher gross profit for fiscal 2007 compared to fiscal 2006. However, gross margin decreased slightly, primarily due to the continued decline in our higher margin club component business, in turn primarily due to decreased club head sales. In addition, increased freight costs, net of earned discounts, and increased inventory valuation expenses resulted in decreases in gross profit of $1.4 million. The factors causing declines in gross profit were partially offset by an increase in our co-operative vendor program income of $1.7 million.
Selling, General and Administrative

	Fiscal Year Ended
	December 29,	December 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Selling, general and administrative expenses	$127,421	$112,456	$14,965	13.3%
As a percentage of net revenues	32.8%	31.4%
Selling, general and administrative expenses increased by 13.3% for the year ended December 29, 2007 compared with the year ended December 30, 2006. The increase in selling, general and administrative expenses was primarily due to an increase of $16.3 million related to non-comparable stores and an increase of $0.8 million related to corporate and international operations. These increases were partially offset by a decrease of $1.2 million related to our direct-to-consumer channel and a decrease of $1.0 million related to our comparable stores.
The increase in our non-comparable store expenses of $16.3 million was mainly related to increases in occupancy and personnel costs of $12.2 million due to the opening of thirteen stores subsequent to December 30, 2006. The increase of $0.8 million in corporate and international support expenses was primarily due to an increase in payroll costs and professional service fees. These expenses include amounts necessary to continue to build the infrastructure to support our store opening plan and the costs of being a public company. In addition, we incurred consulting fees for assistance in developing our three-year strategic initiative plan and our new larger concept store format. These increases in corporate and international support expenses were offset by a reduction in non-recurring management fees which were zero in fiscal 2007 and $3.3 million in fiscal 2006, which included a $3.0 million fee related to the early termination of our management consulting agreement with First Atlantic Capital Ltd. The decrease of $2.2 million related to our direct-to-consumer channel and our comparable stores was primarily due to a reduction in our advertising expenses across both channels and a reduction of payroll expenses in our comparable stores.

Store Pre-Opening Expenses

	Fiscal Year Ended
	December 29,	December 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Store pre-opening expenses	$2,361	$1,800	$561	31.2%
As a percentage of net revenues	0.6%	0.5%
During the year ended December 29, 2007, we incurred $2.4 million of expenses related to the opening of thirteen new retail locations. During the year ended December 30, 2006, we incurred $1.8 million of expenses related to the opening of ten new retail locations.
Impairment of goodwill and long-lived assets. Upon completion of our annual test for goodwill impairment in fiscal 2007, performed pursuant to SFAS 142, we determined that our goodwill was completely impaired and, accordingly, we recorded a goodwill impairment of approximately $41.6 million. In addition, in the fourth quarter of fiscal 2007, in compliance with our accounting policy for long-lived assets under SFAS 144, we recorded a charge $1.4 million for the impairment of fixed assets at certain stores (see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report).
Interest expense. Interest expense decreased by $3.9 million to $3.8 million in fiscal 2007 from fiscal 2006. The decline in interest expense is due to the retirement of our Senior Secured Notes in June 2006.
Interest income. Interest income decreased by $0.3 million in fiscal 2007 from fiscal 2006. The decrease in interest income is due to the escrow utilized for the retirement of our Senior Secured Notes in fiscal 2006.
Other income. Other income was $0.7 million for both fiscal 2007 compared to fiscal 2006. In fiscal 2007, other income included a gain of $0.5 million for the sale of rights to certain intellectual property. In fiscal 2006, other income included a one-time gain in fiscal 2006 of $0.3 million for declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant.
Other expense. Other expense increased to $0.3 million in fiscal 2007 from $0.2 million in fiscal 2006.
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
Income Taxes. Income taxes increased by $0.5 million in fiscal 2007 to $0.7 million. As in fiscal 2006, income tax expense primarily consisted of income taxes incurred by our foreign subsidiaries and state income taxes incurred in the United States. During 2007, we used a significant portion of our net operating loss carry-forward deductions and incurred a small amount of United States federal income tax. This amount was largely offset by relief of a small portion of the valuation allowance against the deferred tax assets in the United States. The deferred tax assets grew significantly in 2007 due to the impairment of assets. The valuation allowance increased proportionately to the increase in the deferred tax assets.

Comparison of Fiscal 2006 to Fiscal 2005

	Twelve Months Ended
	December 30,	December 31,
	2006	2005	$ Change	% Change
	(in thousands)
Net revenues	$357,890	$323,794	$34,096	10.5%
Cost of products sold	232,073	208,044	24,029	11.5%

Gross profit	$125,817	$115,750	10,067	8.7%

Selling, general and administrative	112,456	99,310	13,146	13.2%
Store pre-opening expenses	1,800	1,765	35	2.0%

Operating income	$11,561	$14,675	$(3,114)	-21.2%

As a percentage of net revenues
Cost of products sold	64.8%	64.3%
Gross profit	35.2%	35.7%
Selling, general and administrative	31.4%	30.7%
Store pre-opening expenses	0.5%	0.5%
Operating income	3.2%	4.5%
Net Revenues

	Twelve Months Ended
	December 30,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Net revenues	$357,890	$323,794	$34,096	10.5%

Comparable stores	234,355	229,681	4,674	2.0%
Non-comparable stores	30,436	4,578	25,858	564.8%
Net revenues increased by 10.5% in fiscal 2006 compared to fiscal 2005. The majority of this increase was comprised of a $25.9 million increase in non-comparable store revenues, mainly due to the opening of 10 new stores, and an increase in comparable store revenues of $4.7 million, or 2.0%. Additionally, we experienced an increase in our direct-to-consumer channel of $2.2 million, or 2.7%, and an increase in our international and other revenues of $1.3 million, or 20.4%.
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

Gross Profit

	Twelve Months Ended
	December 30,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Cost of products sold	$232,073	$208,044	$24,029	11.5%
As a percentage of net revenues	64.8%	64.3%

Gross profit	$125,817	$115,750	$10,067	8.7%
Gross profit as a percentage of net revenues	35.2%	35.7%	-0.5%
Gross profit increased by $10.1 million in fiscal 2006 compared to fiscal 2005. Increased net revenues for fiscal 2006 compared to fiscal 2005 led to higher gross profit for fiscal 2006. Gross profit margin was 35.2% of net revenues in fiscal 2006 compared to 35.7% of net revenues in fiscal 2005. The decrease in gross margin percentage was partly attributable to a continued sales mix shift driven by strong sales of clubs and electronic accessories that generally carry lower gross margins. Additionally, increased distribution costs relating to our receiving and shipping of products, increased inventory shrinkage costs and increased freight costs, net of earned discounts, accounted for decreases in gross profit of $4.7 million. The items attributable to the decreases in gross profit were partially offset by an increase of $4.2 million in our vendor rebates and promotions income.
Selling General and Administrative

	Twelve Months Ended
	December 30,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Selling, general and administrative expenses	$112,456	$99,310	$13,146	13.2%
As a percentage of net revenues	31.4%	30.7%
Selling, general and administrative expenses increased by $13.1 million in fiscal 2006 compared to fiscal 2005. Selling, general and administrative expenses were 31.5% of net revenues in fiscal 2006 compared to 30.7% of net revenues in fiscal 2005. The increase in selling, general and administrative expenses was due to an increase of $9.1 million related to non-comparable stores, an increase of $1.2 million related to our direct-to-consumer channel, corporate and international operations, a $3.0 million fee paid to terminate our management consulting agreement with First Atlantic Capital, Ltd. and a $0.6 million non-cash stock compensation expense relating to new stock option grants and modifications to existing stock option grants. These increases over fiscal 2005 expenses were partially offset by a decrease of $0.8 million in variable expenses at comparable stores.
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
Store Pre-Opening Expenses

	Twelve Months Ended
	December 30,	December 31,
(dollars in thousands)	2006	2005	$ Change	% Change
Store pre-opening expenses	$1,800	$1,765	$35	2.0%
As a percentage of net revenues	0.5%	0.5%
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
Other income. Other income increased by $0.2 million to $0.7 million in fiscal 2006 from $0.5 million in fiscal 2005. The increase was primarily due to a one-time gain in fiscal 2006 of $0.3 million for declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant.
Other expense. Other expense increased by $0.1 million to $0.2 million in fiscal 2006 compared to fiscal 2005. The increase resulted primarily from foreign exchange losses.
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
Income Taxes. Income tax expense decreased by $0.2 million to $0.2 million in fiscal 2006 from $0.4 million in fiscal 2005. Income tax expense primarily consisted of income taxes incurred by our foreign subsidiaries and state income taxes incurred in the United States. The decrease in income tax expense from 2005 to 2006 was primarily due to a decrease in taxable income for our foreign subsidiaries. During 2006 and 2005, we had a full valuation allowance for our net deferred tax assets in the United States due to the uncertainty of realization of such net deferred tax assets and there was no material revision to this allowance.
Quarterly Results of Operations and Seasonality
The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2007, fiscal 2006 and fiscal 2005. The un-audited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

	Fiscal 2007					Fiscal 2006					Fiscal 2005
	Q1	Q2	Q3	Q4		Q1	Q2		Q3	Q4	Q1	Q2	Q3	Q4
Net revenues	$77,662	$124,999	$106,527	$78,969		$74,810	$114,138		$93,980	$74,962	$63,958	$102,494	$85,521	$71,821
Gross profit	26,083	44,443	37,821	27,556		25,802	41,701		32,372	25,942	22,763	37,833	29,883	25,271
Operating income (loss)	(3,899)	7,683	4,945	(45,602	)(2)	1,900	6,515		3,791	(645)	846	8,982	4,105	742

Net income (loss)	(4,909)	6,815	3,969	(46,695)		(869)	(8,977	)(1)	3,311	(1,574)	(2,000)	6,002	1,211	(2,255)

Comparable store Sales growth	-5.7%	-4.7%	-0.2%	-4.6%		12.3%	3.0%		0.2%	-5.5%	-8.1%	-0.5%	6.2%	13.5%
Net revenues as a percentage of full year results	20.0%	32.2%	27.4%	20.3%		20.9%	31.9%		26.3%	20.9%	19.8%	31.7%	26.4%	22.2%

(1)	The second quarter of fiscal 2006 includes a $12.8 million loss on extinguishment of long-term debt associated with the retirement of our Senior Secured Notes in June 2006. The second quarter also includes a $3.0 million expense for the termination of a management agreement with First Atlantic Capital, Ltd.

(2)	The fourth quarter of fiscal 2007 includes a $41.6 million impairment of goodwill and a $1.4 million impairment of fixed assets at three of our underperforming stores.
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

Liquidity and Capital Resources
As of December 29, 2007, we had cash and cash equivalents of $4.0 million and outstanding debt obligations under our Amended and Restated Credit Facility of $50.7 million. We had $12.7 million in borrowing availability under our Amended and Restated Credit Facility as of December 29, 2007, as defined by the agreement’s borrowing base definitions and after giving effect to required reserves of $3.5 million.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $7.7 million in fiscal 2007, compared to $4.9 million in fiscal 2006. Cash provided by operating activities was generated primarily by a decrease of $8.6 million related to the timing of payments for general working capital activities offset by an increase of $7.3 million in cash used for the purchase of inventories, net of accounts payable. The increase in cash used for inventories was primarily the result of us opening 13 new stores in fiscal 2007 and the related increase in inventory stock.
Net cash provided by operating activities was $4.9 million in fiscal 2006, compared to $7.7 million in fiscal 2005. The decrease of $2.8 million in fiscal 2006 was principally due to an increase in cash used for the purchase of inventories and cash used to satisfy other working capital needs associated with an increase in our store base. The decrease in cash used for inventories was due to improving our payment terms with our primary vendor and a smaller increase in inventory stock than in 2006.
Investing Activities
Net cash used in investing activities was $14.8 million for fiscal 2007, compared to $15.4 million for fiscal 2006. Net cash used in investing activities for fiscal 2007 was almost entirely the result of capital expenditures for new and existing stores. The cash used in investing activities was largely driven by the purchase of capital assets to outfit 13 new stores in fiscal 2007.
Net cash used in investing activities was $15.4 million for fiscal 2006, compared to $11.9 million for fiscal 2005. Net cash used in investing activities for fiscal 2006 was almost entirely the result of capital expenditures for new and existing stores. In fiscal 2006, capital expenditures were comprised of $15.1 million for new and existing stores and $0.7 million for infrastructure investments, which were offset by proceeds of $0.4 million from the sale of assets. Net cash used in investing activities for fiscal 2005 of $11.9 million was the result of $12.7 million in capital expenditures, offset by proceeds of $0.7 million from the sale of assets.
Financing Activities
Net cash provided by financing activities was $9.3 million for fiscal 2007, compared to net cash provided by financing activities of $7.9 million for fiscal 2006. Net cash provided by financing activities for fiscal 2007, was comprised primarily of proceeds from our line of credit which were used to fund purchases of inventory and purchase capital assets for the opening of stores during the fiscal year.

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
Historical Indebtedness
Senior Secured Notes
The proceeds received from the initial public offering, along with proceeds from our Amended and Restated Credit Facility were used in part to retire the 8.375% Senior Secured Notes. The Senior Secured Notes, due 2009, included an aggregate principal amount of $93.75 million. Upon the closing of the initial public offering on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture governing the Senior Secured Notes, we were obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. We provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006. The Senior Secured Notes were redeemed on July 20, 2006 for $94.4 million. As the notice to call the Senior Secured Notes was irrevocable, we recorded a loss on extinguishment of debt during fiscal year 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by us in an interest-bearing account, for which we were the beneficial owners of the interest. During the period from June 20, 2006 to July 20, 2006, we recorded approximately $0.4 million of interest income related to these funds.
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
New Indebtedness
Amended and Restated Credit Facility
On June 20, 2006, the Old Senior Secured Credit Facility of Holdings and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as Administrative Agent, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility, which expires in June 2011, consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, to retire all of the outstanding Senior Secured Notes issued by us, to pay a fee of $3.0 million to First Atlantic Capital, Ltd. to terminate our management consulting agreement, and to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
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
On September 27, 2007, we signed the First Amendment to the Amended and Restated Credit Facility, which allowed us to increase the amount available under the credit facility to $90.0 million. At December 29, 2007, we had $50.7 million outstanding under the Amended and Restated Credit Facility and $12.7 million of borrowing availability.
Available amounts under the Amended and Restated Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Amended and Restated Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $3.5 million, which is an availability block used to calculate the borrowing base.
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
Contractual Obligations
The following table of our material contractual obligations as of the end of fiscal 2007 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 -3 Years	4 - 5 Years	Years
			(in thousands)
Operating leases (1)	$209,397	$27,436	$53,135	$52,196	$76,630
Purchase obligations (2)	9,441	$9,046	395	—	—

Total	$218,838	$36,482	$53,530	$52,196	$76,630

(1)	Includes sublet rental income and estimates on future common area maintenance fees, property taxes and insurance related to our leased properties (collectively, “triple net”). As a condition in each of our operating leases, we are contractually obligated to pay triple net fees associated with our leased premises. The estimates on future owed triple net amounts are based on fiscal 2007 actual results and could be highly variable in future periods.

(2)	Consists of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.
Capital Expenditures
Subject to our ability to generate sufficient cash flow, in fiscal year 2008 we currently plan to spend between $3.0 million and $8.0 million of capital expenditures for corporate infrastructure needs, to open additional stores and/or to retrofit, update or remodel existing stores.
Off-Balance Sheet Arrangements
As of the end of fiscal 2007 we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.
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
We have not made any material changes in the accounting methodology used to establish our write-down or inventory loss reserves during the past three fiscal years.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our write-down or inventory loss reserves. However, if estimates regarding consumer demand are inaccurate or our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual write-down and loss reserves at December 29, 2007, would have affected net earnings by approximately $0.2 million in fiscal 2007.
Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 1.0% of net revenues in fiscal 2007, 1.1% of net revenues in fiscal 2006 and 0.65% of net revenues in fiscal 2005. Inventory shrinkage expense recorded is a result of physical inventory counts made during these respective periods and write-down amounts recorded for periods outside of the physical inventory count dates.
Stock-Based Compensation
Prior to fiscal 2006, we accounted for our stock compensation plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statement of income.
Effective January 1, 2006, we adopted SFAS 123(R) using the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, result in a measurement date under SFAS 123(R). As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in its consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires us to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported in our consolidated statement of operations as a component of operating income. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.
If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.
Long-lived Assets, Including Goodwill and Identifiable Intangible Assets
We account for the impairment or disposal of long-lived assets in accordance with SFAS144, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. In fiscal 2007, we recorded a non-cash charge of $1.4 million related to the impairment of fixed assets at three of our stores. In fiscal 2006, a $0.2 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses related to the remodeling of one of our stores. In fiscal 2005, a $1.5 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses. The losses in fiscal 2005 were primarily due to the remodeling of stores and the modification of one store to a smaller store layout.
Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. In accordance with SFAS142, we assess the carrying value of our goodwill for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on the combination of our actual market value as of the impairment review date, as calculated in the public equity market, and our average market value over the past year, also as calculated in the public equity market. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. We perform our annual test for goodwill impairment on the first day of the fourth fiscal quarter of each year. In the fourth quarter we recorded a non-cash impairment of goodwill of $41.6 million (see Note 3 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further information).
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
In combination with our evaluation of goodwill in December 2007, we also re-evaluated the carrying values of the intangible assets on our balance sheet and concluded that no impairment was necessary.
Based on our analyses, no impairment of goodwill or identifiable intangible assets was recorded in fiscal 2006 or fiscal 2005.
We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.
In the future, we may make material changes in the estimates and assumptions we use to calculate long-lived asset impairments. If these changes occur, we may be exposed to losses that could be material.
Product Return Reserves
We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Returns reserve expenses, net, recorded in the statement of operations were 3.3%, 3.5% and 3.1% of net revenues in fiscal years 2007, 2006 and 2005, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.
We have not made any material changes in the accounting methodology used to estimate product returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our product returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our product returns reserve liability at December 29, 2007 would have affected net earnings by approximately $0.1 million in fiscal 2007.
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
We did not close any stores due to expiring leases during fiscal years 2007 or 2006. We closed two stores during fiscal 2005 due to the expiration of lease terms. There were no expenses associated with either closed store recorded in accordance with SFAS No. 146. In both instances, we subsequently opened a new store in fiscal 2005 to serve the same customer base of the closed stores. We currently plan to close three stores in fiscal 2008, due to the expiration of their lease terms. We do not forecast the necessity to record any expense amounts under SFAS No. 146 for any of the three planned store closures in fiscal 2008.
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
Deferred Tax Assets
A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax bases of assets and liabilities. As of December 29, 2007, we recorded a full valuation allowance against all but a very immaterial amount of our accumulated net deferred tax assets of $19.2 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, Fair Value Measurement (“SFAS 157”), to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), to require the presentation of investments in available-for-sale securities and trading securities:
(a)	in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or;

(b)	in two separate line items to display the fair value and non-fair-value carrying amounts.
SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of SFAS 157 will have a material impact on our results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, (“SFAS 109”). FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of December 30, 2006. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no material reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48 in fiscal 2007 (see Note 14 in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report for further information).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, which include changes in U.S. interest rates and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.
Interest Rate Risk
The interest payable on our Amended and Restated Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of December 29, 2007, if the maximum available under the credit facility of $90.0 million less the availability block of $3.5 million had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $8.7 million on an annual basis, thereby materially affecting our results from operations and cash flows. As our debt balances consist strictly of our Amended and Restated Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during fiscal year ended December 29, 2007. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.
Foreign Currency Risks
We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.
We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a significant impact on our results of operations or financial position. Additionally, we were not a party to any derivative instruments during fiscal 2007.

Item 8. Consolidated Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Golfsmith International Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 29, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at December 29, 2007 and December 30, 2006 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, in fiscal 2006 the Company changed its method of accounting for stock-based compensation. As discussed in Note 14 to the consolidated financial statements, in fiscal 2007, the Company changed its method of accounting for income taxes.
/s/ Ernst & Young LLP
Austin, Texas
February 29, 2008

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,025,299	$1,801,631
Receivables, net of allowances of $206,396 at December 29, 2007 and $158,638 at December 30, 2006	1,600,844	1,387,786
Inventories	98,509,444	88,174,797
Prepaid and other current assets	10,531,017	9,938,863

Total current assets	114,666,604	101,303,077

Property and equipment:
Land and buildings	21,719,245	21,433,166
Equipment, furniture and fixtures	37,292,454	25,181,495
Leasehold improvements and construction in progress	35,039,300	30,663,227

	94,050,999	77,277,888
Less: accumulated depreciation and amortization	(33,309,807)	(21,203,855)

Net property and equipment	60,741,192	56,074,033

Goodwill	—	42,557,370
Tradename	11,158,000	11,158,000
Trademarks	13,972,251	14,064,189
Customer database, net of accumulated amortization of $1,982,869 at December 29, 2007 and $1,605,180 at December 30, 2006	1,416,336	1,794,025
Debt issuance costs, net of accumulated amortization of $190,792 at December 29, 2007 and $65,921 at December 30, 2006	574,556	533,088
Other long-term assets	391,097	435,568

Total assets	$202,920,036	$227,919,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,008,389	$51,944,778
Accrued expenses and other current liabilities	21,165,752	17,531,310
Line of credit	50,736,236	41,533,013

Total current liabilities	120,910,377	111,009,101

Deferred rent liabilities	11,771,043	6,799,142

Total liabilities	132,681,420	117,808,243

Stockholders’ Equity:
Common stock –$.001 par value; 100,000,000 shares authorized at December 29, 2007 and December 30, 2006, respectively; 15,777,145 and 15,722,598 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	15,778	15,723
Preferred stock –$.001 par value; 10,000,000 shares authorized at December 29, 2007 and December 30, 2006 respectively; no shares issued and outstanding	—	—
Deferred Stock Units -$0.001 par value; 41,189 shares and 9,244 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	41	9
Additional capital	122,125,565	121,170,149
Other comprehensive income	346,259	354,203
Accumulated deficit	(52,249,027)	(11,428,977)

Total stockholders’ equity	70,238,616	110,111,107

Total liabilities and stockholders’ equity	$202,920,036	$227,919,350

See accompanying notes

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net revenues	$388,157,258	$357,890,195	$323,794,225
Cost of products sold	252,254,943	232,073,044	208,044,286

Gross profit	135,902,315	125,817,151	115,749,939

Selling, general and administrative	127,420,598	112,456,208	99,310,158
Store pre-opening expenses	2,361,324	1,799,836	1,764,685
Impairment of goodwill and long-lived assets	42,993,665	—	—

Total operating expenses	172,775,587	114,256,044	101,074,843

Operating income (loss)	(36,873,272)	11,561,107	14,675,096

Interest expense	(3,784,517)	(7,669,944)	(11,744,232)
Interest income	103,477	434,042	73,263
Other income	742,129	691,688	469,841
Other expense	(346,834)	(164,236)	(116,331)
Loss on debt extinguishment	—	(12,775,270)	—

Income (loss) before income taxes	(40,159,017)	(7,922,613)	3,357,637

Income tax expense	(661,033)	(186,725)	(400,003)

Net income (loss)	$(40,820,050)	$(8,109,338)	$2,957,634

Basic net income (loss) per share of common stock	$(2.58)	$(0.62)	$0.30
Diluted net income (loss) per share of common stock	$(2.58)	$(0.62)	$0.30

Basic weighted average common shares outstanding	15,793,697	13,037,024	9,803,712
Diluted weighted average common shares outstanding	15,793,697	13,037,024	9,943,443
See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Restricted or			Other		Total
	Common Stock		Deferred Stock Units		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at January 1, 2005	9,472,143	$9,473	331,569	$331	$60,301,153	$279,607	$(6,277,273)	$54,313,291

Translation Adjustments	—	—	—	—	—	(143,792)	—	(143,792)
Net income	—	—	—	—	—	—	2,957,634	2,957,634

Balance at December 31, 2005	9,472,143	9,473	331,569	331	60,301,153	135,815	(3,319,639)	57,127,133

Initial public offering, net	6,000,000	6,000	—	—	61,098,522	—	—	61,104,522
Stock compensation	—	—	—	—	635,719	—	—	635,719
Stock option exercise	9,142	9	—	—	64,521	—	—	64,530
Issuance of deferred stock units	—	—	9,244	9	85,408	—	—	85,417
Conversion of restricted stock units to common stock	241,313	241	(331,569)	(331)	(1,015,174)	—	—	(1,015,264)
Translation Adjustments	—	—	—	—	—	218,388	—	218,388
Net loss	—	—	—	—	—	—	(8,109,338)	(8,109,338)

Balance at December 30, 2006	15,722,598	15,723	9,244	9	121,170,149	354,203	(11,428,977)	110,111,107

Stock compensation	—	—	—	—	362,147	—	—	362,147
Stock option exercise	48,511	49	—	—	331,761	—	—	331,810
Issuance of deferred stock units	—	—	37,981	38	261,508	—	—	261,546
Conversion of deferred stock units to common stock	6,036	6	(6,036)	(6)	—	—	—	—
Translation Adjustments	—	—	—	—	—	(7,944)	—	(7,944)
Net loss	—	—	—	—	—	—	(40,820,050)	(40,820,050)

Balance at December 29, 2007	15,777,145	$15,778	41,189	$41	$122,125,565	$346,259	$(52,249,027)	$70,238,616

See accompanying notes.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$(40,820,050)	$(8,109,338)	$2,957,634
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,819,998	6,810,531	5,489,782
Amortization of intangible assets	377,689	377,690	377,689
Amortization of debt issue costs and debt discount	156,934	1,950,120	3,705,966
Loss on extinguishment of debt	—	12,775,270	—
Stock-based compensation	623,693	721,136	—
Payments of withholding taxes for stock unit conversions	—	(1,015,263)	—
Non-cash loss on write-off of property and equipment	17,195	189,461	1,480,601
Gain on sale of assets	(473,062)	(305,712)	(370,613)
Gain on insurance settlement	(108,768)	—	—
Proceeds from insurance settlement	1,027,205	—	—
Loss on impairment of goodwill and long-lived assets	42,993,665	—	—
Change in operating assets and liabilities:
Accounts receivable	(213,058)	258,668	(791,899)
Inventories	(2,853,181)	(9,225,382)	(17,274,529)
Prepaids expenses and other current assets	193,409	(3,300,754)	(232,584)
Other assets	44,472	14,640	(81,923)
Accounts payable	(11,224,162)	2,467,188	10,993,743
Accrued expenses and other current liabilities	4,164,083	(1,421,140)	433,246
Deferred rent	4,971,901	2,703,700	1,011,075

Net cash provided by operating activities	7,697,963	4,890,815	7,698,188

Investing Activities
Capital expenditures	(15,647,240)	(15,776,420)	(12,655,232)
Proceeds from the sale of assets	858,077	397,650	731,463

Net cash used in investing activities	(14,789,163)	(15,378,770)	(11,923,769)

Financing Activities
Principal payments on lines of credit	(172,933,469)	(120,232,203)	47,198,103
Proceeds from line of credit	182,136,692	161,765,215	(47,198,103)
Debt issuance costs	(198,402)	(464,009)	—
Payments to satisfy debt obligations	—	(94,431,896)	—
Other	—	—	(2,244)
Proceeds from initial public offering, net	—	61,164,630	—
Proceeds from exercise of stock options	331,810	64,530	—

Net cash provided by (used in) financing activities	9,336,631	7,866,267	(2,244)

Effect of exchange rate changes on cash	(21,763)	215,822	(139,644)

Change in cash and cash equivalents	2,223,668	(2,405,866)	(4,367,469)
Cash and cash equivalents, beginning of period	1,801,631	4,207,497	8,574,966

Cash and cash equivalents, end of period	$4,025,299	$1,801,631	$4,207,497

Supplemental cash flow information:
Interest payments	$5,870,851	$8,728,122	$8,031,328
Income tax payments	572,237	358,409	724,766
Supplemental non-cash transactions:
Amortization of discount on senior secured notes	—	1,353,012	2,461,967
Write-off of debt issuance costs of senior secured notes and senior credit facility	—	4,200,425	—
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
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market value, except for differences with respect to long-term fixed rate debt, which are discussed in Note 7. Fair value for such instruments is based on estimates using present value or other valuation techniques.
Cash Equivalents
Cash equivalents consist of investments in money market funds that are readily convertible into cash. Money market funds and investments with original maturities of three months or less are considered to be cash equivalents.
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
Long-Lived Assets

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
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
In the fourth quarter of fiscal 2007 the Company recorded a non-cash impairment of fixed assets of $1.4 million as discussed in Note 3. In fiscal 2006, a $0.2 million non-cash loss on the write-off of property and equipment is included in selling, general and administrative expenses related to the remodeling of one of the Company’s stores. Included in selling, general and administrative expenses for fiscal 2005 is a $1.5 million non-cash loss on the write-off of property and equipment. The losses in fiscal 2005 were primarily due to the remodeling of stores and the modification of one store to a smaller store layout.
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over the fair value of net assets acquired, or net liabilities assumed, in a business combination. Beginning in 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS No. 142, the Company assesses the carrying value of its goodwill and other intangible assets with indefinite lives for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or intangible asset may be impaired.
The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the Company or reporting unit to the net book value of the company or reporting unit. The Company allocates goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, the Company calculates fair value based on the Company’s quoted share price in the public equity market on the impairment review date and applies a control premium to that value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company performs its annual test for goodwill impairment as of the first day of the fourth fiscal quarter of each year. In the fourth quarter, the Company recorded a non-cash impairment of goodwill of $41.6 million as discussed in Note 3.
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
Identifiable intangible assets consist of trademarks, the Golfsmith tradename and customer databases acquired. The customer database intangible asset is considered a definite lived intangible asset in accordance with SFAS No. 142 and is being amortized using the straight-line method over its estimated useful life of nine years. Both the trademark and tradename intangible assets are considered indefinite lived intangible assets under SFAS No. 142. As such, amortization for these indefinite lived assets is replaced with periodic impairment review. The calculation of the fair value of the indefinite-lived intangible assets includes, among other indicators of fair value, estimates of future cash flow savings based on the Company not having to pay royalties to a third party for the right to use the respective trademarks and trade-name. Such other indicators may include values placed on similar intangible assets by other comparable companies.
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
consideration any events or circumstances which might result in a diminished fair value or revised useful life.
In combination with its evaluation of goodwill in the fourth quarter of fiscal 2007, the Company also evaluated the carrying values of the intangible assets on its balance sheet and concluded that such intangible assets were not impaired.
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
Revenue is recognized net of estimated sales returns. Sales returns are estimated based upon historical return rates. The Company’s sales returns reserve was $0.9 million, $0.9 million and $0.7 million at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.
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
The Company recognizes revenue from the sale of gift cards and issuance of returns credit when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and the Company determines that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Gift card and returns credit breakage is based on the redemption recognition method. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. Amounts in excess of the total estimated breakage, if any, are recognized as revenue at the end of the 48 months following the issuance of the card or credit, at which time the Company deems the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in the consolidated statements of operations. In the fourth quarter of 2005, the Company determined that it had sufficient information to analyze the historical redemption patterns for gift cards and returns credits. In fiscal years 2007, 2006 and 2005, the Company recognized $0.3 million, $1.4 million and $0.9 million in breakage revenue, respectively.
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

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Cooperative promotional income received for reimbursements of incremental direct costs are recorded as a reduction of selling, general and administrative expenses. Any promotional income received that does not pertain to incremental direct costs is recorded as a reduction of inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $2.8 million for the fiscal year ended December 29, 2007, $2.8 million for the fiscal year ended December 30, 2006 and $2.6 million for the fiscal year ended December 31, 2005. Cooperative promotional income received and recorded as a reduction of cost of products sold was approximately $6.0 million for the fiscal year ended December 29, 2007, $4.4 million for the fiscal year ended December 30, 2006 and $2.0 million for the fiscal year ended December 31, 2005.
The uncollected amounts of vendor rebate and promotional income remaining in prepaid and other current assets in the accompanying consolidated balance sheets as of December 29, 2007 and December 30, 2006 was approximately $2.1 million and $2.8 million, respectively.
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
Catalog Costs and Advertising
Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $0.7 million and $1.1 million in catalog costs capitalized at December 29, 2007 and December 30, 2006, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $16.8 million for each of the three fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. These amounts include amortization of catalog costs of approximately $7.7 million for the fiscal year ended December 29, 2007, $8.3 million for the fiscal year ended December 30, 2006, and $8.9 million for the fiscal year ended December 31, 2005.
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
Effective January 1, 2006, the Company adopted SFAS 123(R) using the prospective method of transition. Any newly issued share-based awards, or modifications to existing share-based awards, results in a measurement date under SFAS 123(R). As such, the Company is required to calculate and record the appropriate amount of compensation expense over the estimated service period in its consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. This requires

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
the Company to utilize an appropriate option-pricing model, such as the Black-Scholes model, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period. Resulting compensation expense is required to be reported in the Company’s consolidated statement of operations as a component of operating income. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Results for prior periods have not been restated. See Note 13 for further information on the Company’s adoption of SFAS 123(R).
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
Debt Issuance Costs
Issuance costs are deferred and amortized to interest expense over the terms of the related debt. Amortization of such costs for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 totaled approximately $0.1 million, $0.6 million, and $1.1 million, respectively.
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
Segments

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
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
Restatement of 2006 Financial Statements
In connection with its initial public offering in June 2006 (see Note 4), the Company granted the underwriters an option to purchase 900,000 shares of the Company’s common stock at a 7% discount to the initial public offering price, or $10.70 per share, for 30 days commencing on June 15, 2006 (grant date). Since this option extended beyond the closing of the initial public offering, the Company separately accounted for the call option at its fair value and the change in fair value between the grant date and the expiration date of July 15, 2006 was recorded as other income. The Company subsequently reevaluated its accounting for the call option and determined that such call option should have been exempted from treatment as a derivative pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has restated its 2006 financial statements to reduce other income and increase additional paid-in capital by $1.1 million. This change did not affect cash, cash flows or total stockholders’ equity.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. Fiscal 2007, 2006 and fiscal 2005 each consisted of 52 weeks.
Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, Fair Value Measurement (“SFAS 157”), to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to require the presentation of investments in available-for-sale securities and trading securities:
(a)	in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or;

(b)	in two separate line items to display the fair value and non-fair-value carrying amounts.
SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. The Company does not believe that the adoption of SFAS 159 will have a material impact on its results of operations or financial position.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on its results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, (“SFAS 109”). FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of December 30, 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no material reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 in fiscal 2007 (see Note 14).
3. Store Closure and Asset Impairments
In connection with its goodwill impairment test performed pursuant to SFAS 142, the Company allocated all of its goodwill to its single enterprise-level reporting unit. The first step of the impairment analysis compares the estimated fair value of the reporting unit to the net book value of the reporting unit. The Company’s estimated fair value of its enterprise-level reporting unit was based on the quoted market price of the Company’s common stock or market capitalization plus a control premium. Along with many other retail

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
sector stocks, the Company’s stock price declined during the fourth quarter of 2007, significantly reducing its market capitalization value. Because of this, in its Step 1 testing, the Company determined that the book value of the enterprise-level reporting unit exceeded its estimated fair value. Therefore the Company performed Step 2 of the goodwill impairment analysis. As a result of Step 2, the Company determined that its goodwill was completely impaired and, accordingly, the Company recorded a goodwill impairment of approximately $41.6 million.
During the fourth quarter, the Company identified certain stores with significant declining profitability that indicated the possibility that certain store-level long-lived assets may not be recoverable. The Company evaluated these stores in accordance with its accounting policy for Long-Lived Assets as discussed in Note 2. The Company determined that the projected future cash flows of three stores did not exceed the book value of the store-level fixed assets, including leasehold improvements, equipment, furniture, and fixtures. The Company recorded a non-cash impairment of fixed assets at these three stores in the amount of $1.4 million to write the fixed assets down to their estimated fair value.
We did not close any stores due to expiring leases during fiscal years 2007 or 2006. During fiscal 2005, the Company closed two retail locations due to expiration of lease terms. Store closure costs include write-downs of leasehold improvements and store equipment to estimated fair values and lease termination costs. There were not any expenses associated with either closed store recorded in accordance with SFAS No. 146. In both instances in fiscal 2005 where the Company closed a store, a new store was subsequently opened in fiscal 2005 to serve the same customer base of the closed stores.
4. Initial Public Offering
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
The net proceeds from the initial public offering, along with borrowings under the Company’s Amended and Restated Credit Facility were used to retire the $93.75 million Senior Secured Notes (see Note 7), to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, to pay fees and expenses related to the Company’s Amended and Restated Credit Facility and to pay a $3.0 million fee to terminate the Company’s management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of the Company’s shares.
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
5. Earnings Per Share
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

	For the fiscal year ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net income (loss)	$(40,820,050)	$(8,109,338)	$2,957,634
Basic:
Weighted-average shares of common stock outstanding	15,762,310	13,037,024	9,472,143
Weighted-average shares of restricted common stock units outstanding	—	—	331,569
Weighted-average shares of deferred common stock units outstanding	31,387	—	—

Shares used in computing basic net income (loss) per share	15,793,697	13,037,024	9,803,712

Effect of dilutive securities:
Stock options and awards	—	—	139,731

Shares used in computing diluted net income (loss) per share	15,793,697	13,037,024	9,943,443

Basic net income (loss) per share	$(2.58)	$(0.62)	$0.30
Diluted net income (loss) per share	$(2.58)	$(0.62)	$0.30
The computation of dilutive shares outstanding excluded options to purchase 1.3 million, 0.2 million and 0.3 million shares as of December 29, 2007, December 30, 2006 and December 31, 2005, respectively, because such outstanding options’ exercise prices were equal to or greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).
6. Intangible Assets
The following is a summary of the Company’s intangible assets that are subject to amortization:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 29,	December 30,
	2007	2006
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(1,982,869)	(1,605,180)

Customer database net carrying amount	$1,416,336	$1,794,025

Total amortization expense was approximately $0.4 million for each of the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 and is recorded in selling, general and administration costs on the consolidated statement of operations.
Estimated future annual amortization expense is as follows:

2008	$377,689
2009	377,689
2010	377,689
2011	283,269

Total	$1,416,336

In the fourth quarter of fiscal 2007, the Company recorded a non-cash impairment of goodwill of $41.6 million as discussed in Note 3.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
7. Debt
Senior Secured Notes
On June 20, 2006, upon the closing of the initial public offering and with proceeds from the Company’s Amended and Restated Credit Facility (see below in this Note 7), the Company remitted payment of $94.4 million to the trustee to retire its 8.375% Senior Secured Notes due 2009. Pursuant to the terms of the indenture governing the Senior Secured Notes, the Company was obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. The Company provided the 30-day notice concurrent with the remittance of the funds. The Senior Secured Notes were redeemed on July 20, 2006. As the notice to call the Senior Secured Notes was irrevocable, the Company recorded a loss on extinguishment of debt in June 2006 of $12.8 million related to the retirement of the Senior Secured Notes. This loss was the result of: (1) the contractually obligated amount necessary to retire the debt being larger than the accreted value of the Senior Secured Notes on the Company’s balance sheet at the time of settlement of $86.2 million, including accrued interest; (2) the write-off of debt issuance costs related to the Senior Secured Notes of $4.2 million; and (3) transaction fees associated with the retirement of the Senior Secured Notes of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by the Company in an interest-bearing account, for which the Company was the beneficial owner of the interest. During the period from June 20, 2006 to July 20, 2006, the Company recorded approximately $0.4 million of interest income related to these funds.
Amended and Restated Credit Facility
On June 20, 2006, the Old Senior Secured Credit Facility (discussed below in this Note 7) of Holdings, as guarantor, and its subsidiaries was amended and restated by entering into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers (the “Borrowers”), Holdings and the other subsidiaries of Holdings identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility , which expires in June 2011, consists of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility. Pursuant to the terms of the Amended and Restated Credit Facility, the Borrowers may request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver. The proceeds from the incurrence of certain loans under the Amended and Restated Credit Facility were used, together with proceeds from the initial public offering, (i) to repay the outstanding balance of the Company’s Old Senior Secured Credit Facility, (ii) to retire all of the outstanding Senior Secured Notes issued by Holdings, (iii) to pay a fee of $3.0 million to First Atlantic Capital, Ltd., and (iv) to pay related transaction fees and expenses. On an ongoing basis, certain loans incurred under the Amended and Restated Credit Facility will be used for the working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).
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
On September 27, 2007, the Company signed the First Amendment to the Amended and Restated Credit Facility, which allowed the Company to increase the amount available under the credit facility to $90.0 million. At December 29, 2007, the Company had $50.7 million outstanding under the Amended and Restated Credit Facility and $12.7 million of borrowing availability.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
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
On June 20, 2006, the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility (as described above in this Note 7) to the consolidated financial statements herein. All remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.
8. Commitments and Contingencies
Lease Commitments
The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes, and insurance. Rent expense, net of sublease income, was $20.9 million for the fiscal year ended December 29, 2007, $16.7 million for the fiscal year ended December 30, 2006, and $14.3 million for the fiscal year ended December 30, 2006.
At December 29, 2007, future minimum payments due and sublease income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease
	Obligations	Sublease Income
2008	$23,121,450	$1,609,178
2009	22,400,876	1,484,804
2010	22,073,493	1,436,230
2011	22,271,826	1,434,395
2012	21,206,097	1,380,168
Thereafter	62,363,466	2,690,771

Total	$173,437,208	$10,035,546

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
Golfsmith has entered into certain sublease agreements with third parties to sublease retail space previously occupied by Golfsmith. The sublease terms ending dates range from 2008 to 2018. Sublease income recorded as a reduction of rent expense was $2.1 million in fiscal 2007, $1.3 million in fiscal 2006, and $0.7 million in fiscal 2005. Future minimum sublease payments to be received by Golfsmith over the terms of the leases are noted in the table above.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
Employment Agreements
At December 29, 2007, the Company had entered into employment agreements with James D. Thompson, the Company’s president and chief executive officer, and with Virginia Bunte, the Company’s senior vice president, chief financial officer and treasurer. The Company has also entered into employment agreements with Carl Paul and Franklin Paul, two of our stockholders, to provide advisory services (see Note 19).
Legal Proceedings
The Company is involved in various legal proceedings arising in the ordinary course of conducting business. The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.
9. Guarantees
Holdings and all of Golfsmith’s existing domestic subsidiaries fully and unconditionally guarantee, and all of Golfsmith’s future domestic subsidiaries will guarantee, the Amended and Restated Credit Facility. At December 29, 2007 and December 30, 2006, there were $50.7 million and $41.5 million, respectively, in borrowings outstanding under the Amended and Restated Credit Facility.
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
10. Accrued Expenses and Other Current Liabilities
The Company’s accrued expenses and other current liabilities are comprised of the following at December 29, 2007 and December 30, 2006, respectively:

	December 29,	December 30,
	2007	2006
Gift cards and returns credits	$10,700,771	$8,455,340
Taxes	6,065,345	4,563,426
Salaries and benefits	1,556,081	1,707,951
Allowance for returns reserve	920,773	872,511
Interest	856,236	323,012
Other	1,066,546	1,609,070

Total	$21,165,752	$17,531,310

11. Other Income and Expense
Other income was $0.7 million in fiscal 2007, $0.7 million in fiscal 2006 and $0.5 million in fiscal 2005. Other income in fiscal 2007 includes approximately $0.5 million related to gains on sales of its Lynx® trademark rights in southeast Asia and Korea.
Other income in fiscal 2006 includes $0.3 million of declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we are a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.
Other income in fiscal 2005 includes approximately $0.3 million related to gains on sales of its Lynx® trademarks in Taiwan and Korea.
Other expense was not significant during any of the years presented.
12. Benefit Plans

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
During 1998, the Board of Directors approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company makes a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. The Company contributed approximately $0.3 million during each of the fiscal years ended December 29, 2007, December 30, 2006 and December 30, 2006, respectively.
In fiscal 2007, the Company did not record any expense under the Annual Management Incentive Plan. In fiscal 2006, the Company recorded expense of $0.5 million under the Annual Management Incentive Plan. These amounts are recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations. The Annual Management Incentive Plan was established in fiscal 2005 under which eligible participants may receive a cash bonus if the Compensation Committee of the Board of Directors creates a bonus pool and determines such participants have achieved pre-determined individual and corporate goals.
13. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Golfsmith International Holdings, Inc.
On May 25, 2006, the Company’s Board of Directors approved a 1-for-2.2798 reverse stock split for its issued and outstanding common stock. The par value of the common stock was maintained at the pre-split amount of $0.001 per share. All references to common stock, stock options to purchase common stock and per share amounts in the accompanying consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis. In connection with the initial public offering, the Company’s stockholders approved an amended and restated articles of incorporation providing for an increase in the number of authorized shares of the Company’s common stock to 100,000,000, of which 15,777,145 and 15,722,598 shares were issued and outstanding at December 29, 2007 and December 30, 2006, respectively.
Golfsmith International, Inc.
Prior to the merger on October 15, 2002, Golfsmith had authorized 20.0 million shares of common stock, par value $.01 per share. Subsequent to the merger on October 15, 2002, the surviving operating entity Golfsmith is authorized to issue 100 shares of its $.01 par value common stock. All 100 shares were issued and outstanding as of December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Holdings, the parent of Golfsmith, holds all of Golfsmith’s outstanding common stock.
Dividends
No dividends have been declared or paid by Holdings or Golfsmith since the merger on October 15, 2002.
Capital Shares Reserved for Issuance
At December 29, 2007, the Company has reserved the following shares of common stock for issuance:

Shares
Stock options	2,546,070
Deferred stock units	41,189
Preferred stock	10,000,000
Additional authorized common shares	81,635,596

Total unissued authorized common shares	94,222,855

Preferred Stock
In connection with the initial public offering on June 20, 2006, the Company’s shareholders approved an amended and restated articles of incorporation providing for and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.001 per share. No shares of this new class of preferred stock have been issued.
Restricted Stock Units

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
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
Following the lapse of the restrictions, 241,313 restricted stock units were converted into 241,313 shares of common stock in fiscal 2006. There were no outstanding shares of restricted stock units at either December 29, 2007 or December 30, 2006, respectively.
There have been no grants of restricted stock units since October 2002. There have been no modifications made to any restricted stock units since the grant date.
Stock Compensation Plans
The Company has two stock-based compensation plans, the 2002 Incentive Stock Plan (the “2002 Plan”) and the 2006 Incentive Compensation Plan (the “2006 Plan”), which are described below.
2002 Plan
In October 2002, Holdings adopted the 2002 Plan. Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of Holdings common stock (“options”), stock appreciation rights and restricted stock grants. The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. The awards are exercisable and vest in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. As of June 14, 2006 no further awards will be made under the 2002 Plan, although each option previously granted under the plan will remain outstanding subject to its terms. There were 0.7 million and 0.8 million options outstanding under the 2002 Plan at December 29, 2007 and December 30, 2006, respectively.
2006 Plan
In June 2006, Holdings adopted the 2006 Plan. Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be awarded options to purchase shares of Holdings’ common stock (“options”), stock appreciation rights and restricted stock grants. The exercise price of the options granted was equal to the value of Golfsmith’s common stock on the grant date. The awards are exercisable and vest in accordance with each agreement. The term of each award is no more than ten years from the date of the grant. There are 1.8 million shares of common stock reserved for issuance under the 2006 Plan. These shares have been registered under the Securities Act of 1933 pursuant to a registration statement on Form S-8. In June 2006, the Company granted 283,283 options under the 2006 Plan with an exercise price equal to the value of the Company’s common stock on the date of grant. There were 0.6 million and 0.2 million options outstanding under the 2006 Plan at December 29, 2007 and December 30, 2006, respectively.
Non-Employee Director Compensation Plan
On August, 2006, Holdings adopted the Non-Employee Director Compensation Plan.
In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of deferred stock units (“DSUs”). The DSUs will be granted pursuant to the Company’s 2006 Plan. Any shares issued pursuant to the Non-Employee Director Compensation Plan will be issuable from the shares previously reserved for issuance under the 2006 Plan. Each DSU represents the equivalent of one share of the Company’s common stock in accordance with the terms of the Non-Employee Director Compensation Plan, with such DSUs becoming payable only upon termination of a director’s Board service. In fiscal 2007 and fiscal 2006, the Company granted 37,981 and 9,244 DSU’s granted to certain members of the Board of Directors. The DSU’s were granted with certain restrictions as defined in the Non-Employee Director Compensation Plan. In fiscal 2007, one director exercised his DSU grant for 6,036 shares of common stock. The Company recorded expense amounts of $0.3 and $0.1 million in the years ended December 29, 2007 and December 30, 2006, respectively, which was equal to the calculated fair value of the deferred stock units on the date of grant.
Accounting for Stock Compensation

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.
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
In June 2006, the Company’s Board of Directors approved a modification to all outstanding stock options under the 2002 Plan such that the vesting provisions for each option holder were modified to accelerate certain levels of vesting. Additionally, the Company granted 283,283 options to purchase common stock under the 2006 Plan. As a result of the modification and the new grants, the Company calculated the fair value of the related stock options at the time of the modification and grant, using the Black-Scholes option-pricing model and recorded in selling, general and administrative expenses compensation expense of approximately $0.6 million for the fiscal year ended December 30, 2006. In fiscal 2007, the Company granted 446,749 options to purchase common stock under the 2006 Plan. The Company calculated the fair value of the related stock options at the time of the grant, using the Black-Scholes option-pricing model. Total stock compensation recorded in selling, general and administrative expenses of approximately $0.3 million and $0.6 million was recorded for the fiscal years ended December 29, 2007 and December 30, 2006, respectively.
The fair value of stock compensation expense recorded in fiscal years 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

		Twelve Months
	Twelve Months Ended	Ended December
	December 29, 2007	30, 2006
2002 Incentive Stock Plan
Expected volatility	n/a	42%
Risk-free interest rate %	n/a	4.9%
Expected term (in years)	n/a	4.1
Dividend Yield	n/a	—
2006 Incentive Compensation Plan
Expected volatility	41%	51%
Risk-free interest rate %	4.4%	4.9%
Expected term (in years)	6.50	6.2
Dividend Yield	—	—
The Company’s income before income taxes and net income for the fiscal years ended December 29, 2007 and December 30, 2006 was lower by $0.4 million and $0.6 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. There was no stock compensation expense recorded in the statement of operations for the fiscal year ended December 31, 2005. For the years ended December 29, 2007 and December 30, 2006, basic and diluted earnings per share was $0.02 and $0.05 lower due to the Company adopting SFAS 123(R).
A summary of the Company’s stock option activity and related information for its option plans through December 29, 2007 is as follows:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

			Weighted
			Average
			Remaining
		Weighted Average	Contractual	Aggregate
	Options	Exercise Prices	Term	Intrinsic Value
Outstanding at December 31, 2005	880,753	$7.39

Granted	283,283	11.50
Forfeited	(143,335)	9.00
Exercised	(9,142)	7.27

Outstanding at December 30, 2006	1,011,559	8.31	7.5	$1,792,425

Granted	446,749	6.21
Forfeited	(150,727)	8.57
Exercised	(48,510)	6.84

Outstanding at December 29, 2007	1,259,071	$7.59	7.5	$—

Exercisable at December 29, 2007	545,541	$7.75	6.1	$—
Vested / expected to vest at Decmeber 29, 2007	1,029,623	$7.63	7.2	$—
The Company’s weighted average fair value per share at the date of grant for stock option grants during the fiscal years ended December 29, 2007 and December 30, 2006 was $2.91 and $6.31 per share, respectively. The intrinsic value of stock options exercised was a negligible amount in both fiscal years 2007 and 2006, respectively. No options were exercised in fiscal 2005. The total fair value of all vested options at December 29, 2007 and December 30, 2006 was $0.6 million and $0.4 million, respectively.
The Company had approximately $1.8 million of total unrecognized compensation costs related to stock options at December 29, 2007 that are expected to be recognized over a weighted-average period of 2.6 years. The Company had approximately $1.2 million of total unrecognized compensation costs related to stock options at December 30, 2006 that are expected to be recognized over a weighted-average period of 2.7 years. There were no stock compensation costs capitalized into assets as of December 29, 2007 or December 30, 2006, respectively.
The Company received cash of approximately $0.3 million and $0.1 million for the exercise of stock options during the fiscal years ended December 29, 2007 and December 30, 2006, respectively. The Company issued shares from amounts reserved under the both the 2002 Plan and 2006 Plan upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.
14. Income Taxes
Significant components of the income tax provision attributable to continuing operations are as follows:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 29,	December 30,
	2007	2006
Current:
Federal	$74,402	$27,557
State	327,522	103,000
Foreign	286,812	56,168

Total Current	688,736	186,725

Deferred:
Federal	(27,703)	—
State	—	—
Foreign	—	—

Total deferred	(27,703)	—

Income tax provision	$661,033	$186,725

The Company’s provision for income taxes differs from the amount computed by applying the statutory rate to income from continuing operations before taxes as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 29,	December 30,
	2007	2006
	%	%
Income Tax at U.S. statutory rate	(34.0)	(34.0)
State taxes, net of federal income tax	(1.6)	1.0
Foreign income taxes	0.7	0.8
Permanent differences and other	7.2	(6.8)
Utilized net operating losses	(2.7)	—
Change in valuation allowance	32.0	41.7

Income tax provision	1.6	2.7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 29, 2007 and December 30, 2006 are as follows:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

Deferred tax assets:
Current deferred tax assets
Inventory basis	$1,844,424	$1,646,664
Reserves and allowances	1,628,983	2,710,903

Gross current deferred tax assets	3,473,407	4,357,567
Valuation allowance	(3,375,011)	(3,547,371)

Net current deferred tax assets	98,396	810,196

Noncurrent deferred tax assets
Depreciable/amortizable assets	10,737,020	—
Accruals and other	3,945,997	222,678
Federal tax carryforwards	1,567,310	4,497,141

Gross noncurrent deferred tax assets	16,250,327	4,719,819
Valuation allowance	(15,789,984)	(3,842,271)

Net noncurrent deferred tax assets	460,343	877,548

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(531,036)	(797,631)

Total current deferred tax liabilities	(531,036)	(797,631)

Noncurrent deferred tax liabilities
Depreciable/amortizable assets	—	(890,113)

Total noncurrent deferred tax liabilities	—	(890,113)

Net current deferred tax assets (liabilities)	(432,640)	12,565

Net noncurrent deferred tax assets (liabilities)	$460,343	$(12,565)

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the fiscal year ended December 29, 2007, the valuation allowance increased by $11.8 million.
As of December 29, 2007, the Company had remaining federal net operating loss carryforwards of $1.2 million that will begin expiring in 2026 if not utilized and federal tax credit carryovers of approximately $1.1 million that will begin expiring in 2008 if not utilized.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The tax years 2004 through 2007 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.
The Company adopted FIN 48 as of December 30, 2006. As a result of the implementation of FIN 48, the Company recognized no changes in the liability for unrecognized tax benefits and no adjustments to the December 30, 2006 balance of retained earnings. In the event the Company has unrecognized tax benefits, the Company will recognize related accrued interest and penalties as income tax expense.
15. Foreign and Domestic Operations
The Company has operated in foreign and domestic regions. Information about these operations is presented below:

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net Revenues:
North America	$381,547,211	$352,080,284	$318,888,015
International	6,610,047	5,809,911	4,906,210

Operating Profit:
North America	(37,608,463)	10,967,925	14,124,426
International	735,191	593,182	550,670

Income (loss) from continuing operations before income taxes:
North America	(40,705,306)	(8,388,578)	2,891,252
International	546,289	465,965	466,385

Identifiable assets:
North America	200,739,915	226,130,598	203,176,199
International	2,180,121	1,788,752	1,660,071
16. Valuation and Qualifying Accounts

		Amounts
		Charged to
	Balance at	Net Income	Write-offs	Balance at
	Beginning	(Loss), Net	Against	End of
	of Period	of Recoveries	Reserves	Period
Allowance for Sales Returns:
Fiscal year ended December 29, 2007	$872,511	$13,302,830	$(13,254,568)	$920,773
Fiscal year ended December 30, 2006	671,742	12,444,500	(12,243,731)	872,511
Fiscal year ended December 31, 2005	1,326,394	10,180,021	(10,834,673)	671,742

Allowance for Doubtful Accounts:
Fiscal year ended December 29, 2007	$158,638	$162,398	$(114,640)	$206,396
Fiscal year ended December 30, 2006	146,964	148,313	(136,639)	158,638
Fiscal year ended December 31, 2005	161,838	65,670	(80,544)	146,964
17.	Consolidated Quarterly Financial Information (Unaudited)

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CONT.

	First	Second	Third	Fourth
Fiscal 2007	Quarter	Quarter	Quarter	Quarter	Fiscal 2007
Net revenues	$77,662,496	$124,998,760	$106,526,847	$78,969,155	$388,157,258
Gross profit	26,083,226	44,442,665	37,820,982	27,555,442	135,902,315
Impairment of goodwill and long-lived assets	—	—	—	(42,993,665)	(42,993,665)
Net income (loss)	(4,908,991)	6,815,387	3,968,970	(46,695,416)	(40,820,050)
Basic net income (loss) per share of common stock	(0.31)	0.43	0.25	(2.95)	(2.58)
Diluted net income (loss) per share of common stock	$(0.31)	$0.43	$0.25	$(2.95)	$(2.58)
Basic weighted average common shares outstanding	15,730,759	15,797,633	15,813,464	15,824,367	15,793,697
Diluted weighted average common shares outstanding	15,730,759	15,830,810	15,844,606	15,824,367	15,793,697

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter	Fiscal 2006
Net revenues	$74,810,296	$114,138,315	$93,980,075	$74,961,509	$357,890,195
Gross profit	25,802,357	41,701,284	32,371,417	25,942,093	125,817,151
Net income (loss)	(869,394)	(8,977,075)	3,311,219	(1,574,088)	(8,109,338)
Basic net income (loss) per share of common stock	(0.09)	(0.83)	0.21	(0.10)	(0.62)
Diluted net income (loss) per share of common stock	$(0.09)	$(0.83)	$0.21	$(0.10)	$(0.62)
Basic weighted average common shares outstanding	9,803,712	10,823,558	15,716,591	15,720,743	13,037,024
Diluted weighted average common shares outstanding	9,803,712	10,823,558	15,856,972	15,720,743	13,037,024
18. Related Party Transactions
In October 2002, the Company entered into a management consulting agreement with First Atlantic Capital, Ltd., its majority stockholder, whereby the Company paid a management fee expense of $0.6 million per year, plus out-of-pocket expenses, to this majority stockholder of the Company. In fiscal 2006, the Company and its majority stockholder agreed to terminate the management consulting agreement with the Company paying a $3.0 million termination fee. The Company’s majority shareholder will receive no other fees in connection with the terminated agreement, other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. During the fiscal years ended December 30, 2006 and December 31, 2005, the Company paid approximately $0.3 million and $0.7 million respectively, to this majority stockholder under the agreement. These amounts are recognized in the consolidated statement of operations in the selling, general and administrative expense line item. As of December 29, 2007 and December 30, 2006 the Company did not have any material amounts payable to this majority stockholder.
On June 9, 2005, Holdings entered into a consulting agreement with a director of the Company. The agreement had an initial term of three years and could be terminated by either party giving thirty days’ prior written notice. Pursuant to the terms of the agreement, the director would make him or herself available for ten business days per calendar year of the term of the agreement for consulting services to the Company. The Company paid the director $2,000 per business day on which consulting services were performed and reimbursed the director for reasonable out-of-pocket expenses. The Company paid approximately $25,000 and $33,000 to this director under this agreement in fiscal 2006 and 2005, respectively. There were no amounts owed to this director as of December 29, 2007 or December 30, 2006. Prior to the initial public offering in June 2006, this agreement was terminated.
In December 2006, the Company recorded an increase to goodwill and accrued liabilities of approximately $0.9 million relating to state taxes generated during periods prior to the acquisition in 2002 by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. (the “State Taxes Owed”). The Company believes that the state tax amounts owed are the obligation of the individuals who were shareholders of Golfsmith International, Inc. (“Selling Shareholders”) prior to the acquisition in 2002 and are not obligations of the Company. Thus, the amount recorded to goodwill in fiscal 2006 has been reclassified to a related party receivable, due from the Selling Shareholders, on the Company’s balance sheet as of December 29, 2007. The Selling Shareholders have not yet acknowledged their liabilities for the State Taxes Owed.
Additionally, the Company estimates that, as of December 29, 2007, there could be $0.6 million in accrued penalties and interest related to the State Taxes Owed, although such penalties and interest have not been assessed by any taxing authority at this time. Golfsmith has also recorded this amount as a related party receivable, due from the Selling Shareholders, and as an accrued liability owed to the applicable taxing authorities. If any such penalties and interest are subsequently determined not to be liabilities of the Selling Shareholders, which are payable by them and/or are reimbursable to the Company by them, and are liabilities of the Company or its subsidiaries, such penalties and interest could result in charges to income in the period of that determination.

19. Subsequent Events
On January 9, 2008, James D. Thompson, Chief Executive Officer, President and a Director of the Company submitted his resignation, effective immediately. The Company will record a charge of $0.9 million in the first quarter of 2008 related to Mr. Thompson’s severance package. Upon Mr. Thompson’s resignation, the Board elected the Chairman of the Board of Directors, Martin Hanaka, as Interim Chief Executive Officer until a permanent Chief Executive Officer is selected. The Company has retained Herbert Mines Associates to conduct a search for a new Chief Executive Officer. We expect this search will last three to six months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of its internal control over financial reporting. Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2007.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
During the twelve months ended December 29, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors and Executive Officers of the Registrant
The information provided under the caption “Directors and Executive Officers of the Registrant” in our 2008 Proxy Statement is incorporated by reference.
Executive Officers and Directors
At December 29, 2007, our board of directors consisted of ten directors, all of whom were nominated and elected at the annual shareholder meeting on May 10, 2007. Each of our directors holds office until the next annual meeting of our shareholders, or until the director resigns.
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
Audit Committee Financial Expert and Identification of the Audit Committee. The information provided under the caption “Audit Committee Report” in the Proxy Statement, regarding the Audit Committee financial experts and the identification of the Audit committee members is incorporated by reference.
Director Nomination Process
The information provided under the caption “Director Nomination Process” in our 2008 Proxy Statement is incorporated by reference.
Code of Ethics and Code of Business Conduct and Ethics
We have adopted a Code of Ethics for Senior Executives and Financial Officers. The Code of Ethics for Senior Executives and Financial Officers is applicable to our senior executive officers, including our Chief Executive Officer, Chief Financial Officer, Controller and all Vice Presidents. We have also adopted a Code of Business Conduct and Ethics which is applicable to all employees, including our directors and officers. Both our Code of Ethics for Senior Executives and Financial Officers and our Code of Business Conduct and Ethics are available on our website under our investor relations section at www.golfsmith.com.
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
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
  (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements in Item 8.
  (2) Supplementary Financial Statement Schedules: No schedules are required.
  (3) Exhibits.
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of September 23, 2002, among Golfsmith International, Inc., Golfsmith International Holdings, Inc. and BGA Acquisition Corporation (filed as Exhibit 2.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

3.1	Certificate of Incorporation of Golfsmith International, Inc. (filed as Exhibit 3.1 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

3.2	Bylaws of Golfsmith International, Inc. (filed as Exhibit 3.2 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.3	Indemnification Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., and Carl F. Paul and Franklin C. Paul, as stockholder representatives (filed as Exhibit 10.3 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.4	Management Consulting Agreement, dated as of October 15, 2002, among Golfsmith International Holdings, Inc., Golfsmith International, Inc. and First Atlantic Capital, Ltd. (filed as Exhibit 10.4 to Golfsmith’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.12	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Carl Paul (filed as Exhibit 10.7 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.13	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Franklin Paul (filed as Exhibit 10.8 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.14	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Barbara Paul (filed as Exhibit 10.9 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.15	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of Kelly Redding (filed as Exhibit 10.10 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.16	Indemnification Agreement, dated as of October 15, 2002, by Golfsmith International, Inc. in favor of John Moriarty (filed as Exhibit 10.11 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.17	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.12 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

Exhibit
Number	Description
10.18	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.13 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.19	Employment Agreement, dated as of October 15, 2002, between Golfsmith International, Inc. and James D. Thompson (filed as Exhibit 10.14 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.20	Employment Agreement, dated as of January 15, 2003, between Golfsmith International, Inc. and Virginia Bunte (filed as Exhibit 10.15 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.21	Golfsmith International, Inc. Severance Benefit Plan (filed as Exhibit 10.17 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117), and incorporated herein by reference).

10.22	Golfsmith 2004 Management Incentive Plan (filed as Exhibit 10.23 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-1 (No. 333-117210), and incorporated herein by reference).

10.23	Settlement Agreement and General Release, dated September 30, 2004, between James C. Loden and Golfsmith International, L.P. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K filed on October 8, 2004, file No. 333-101117, and incorporated herein by reference).

10.24	Letter Agreement amending Franklin C. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Franklin C. Paul (filed as Exhibit 10.30 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

10.25	Letter Agreement amending Carl F. Paul Employment Agreement, dated as of March 29, 2005, by and between Golfsmith International, Inc. and Carl F. Paul (filed as Exhibit 10.31 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

10.26	Consulting Agreement, dated as of June 9, 2005, between Mr. Larry Mondry and Golfsmith International Holdings, Inc. (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on June 14, 2005, and incorporated herein by reference).

10.27	Management Rights Agreement filed on Form S-1 filed with the SEC on June 14, 2006 and incorporated herein by reference.

10.28	2002 Incentive Stock Plan (filed as Exhibit 10.16 to Golfsmith International Holdings, Inc.’s Registration Statement on Form S-4 (No. 333-101117) and incorporated herein by reference).

10.29	Golfsmith International Holdings, Inc. Annual Management Incentive Plan (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on August 30, 2005, and incorporated herein by reference).

10.30	Form Individual Notice of Award (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Current Report on Form 8-K (No. 333-101117) filed on August 30, 2005, and incorporated herein by reference).

10.31	Golfsmith International Holdings, Inc. Severance Pay Plan (filed as Exhibit 10.2 to Golfsmith International Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, (No. 333-101117) and incorporated herein by reference).

10.32	Non-Employee Director Compensation Plan (incorporated by reference to the Company’s Form 8-K, filed on August 29, 2007).

Exhibit
Number	Description
10.33	First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation (incorporated by reference to the Company’s Form 8-K, filed on October 2, 2007).

10.34	Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation (incorporated by reference to the Company’s Form 8-K, filed on October 2, 2007).

10.35*	Consulting Agreement, dated as of April 5, 2006, between Mr. Thomas Hardy and Golfsmith International Holdings, Inc.

14.1	Golfsmith International Holdings, Inc.’s Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

14.2	Golfsmith International Holdings, Inc.’s Code of Business Conduct and Ethics (filed as Exhibit 14.2 to Golfsmith International Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (No. 333-101117) and incorporated herein by reference).

21.1*	Golfsmith International Holdings, Inc. subsidiaries

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Martin Hanaka

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1*	Certification of Martin Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
By:	/s/ Martin Hanaka
Martin Hanaka

Chief Executive Officer, President and Director (Principal Executive Officer and Authorized Signatory)

Date: March 6, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARTIN HANAKA	Chief Executive Officer, President and Chairman of the Board
Martin Hanaka	(Principal Executive Officer)	March 6, 2008

/s/ VIRGINIA BUNTE	Senior Vice President — Treasurer and Chief Financial Officer
Virginia Bunte	(Principal Financial and Accounting Officer)	March 6, 2008

/s/ THOMAS BERGLUND	Director	March 6, 2008
Thomas Berglund

/s/ JAMES GROVER James Grover	Director	March 6, 2008

/s/ NOEL WILENS Noel Wilens	Director	March 6, 2008

/s/ THOMAS G. HARDY Thomas G. Hardy	Director	March 6, 2008

/s/ JAMES LONG James Long	Director	March 6, 2008

/s/ ROBERTO BUARON Roberto Buaron	Director	March 6, 2008

/s/ GLENDA CHAMBERLAIN Glenda Chamberlain	Director	March 6, 2008

/s/ MARVIN E. LESSER Marvin E. Lesser	Director	March 6, 2008