Form 10-Q
period 2008-03-29
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2008-05-07
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         ☒      No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 1, 2008
$.001 par value	15,777,145 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 29, 2008

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	March 29,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,160,736	$4,025,299
Receivables, net of allowances of $246,249 at March 29, 2008 and $206,396 at December 29, 2007	2,221,113	1,600,844
Inventories	100,522,490	98,509,444
Prepaid and other current assets	11,105,191	10,531,017
Total current assets	116,009,530	114,666,604

Property and equipment:
Land and buildings	21,752,029	21,719,245
Equipment, furniture and fixtures	35,630,217	37,292,454
Leasehold improvements and construction in progress	36,722,666	35,039,300
	94,104,912	94,050,999
Less: accumulated depreciation and amortization	(35,123,584)	(33,309,807)
Net property and equipment	58,981,328	60,741,192

Tradename	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251
Customer database, net of accumulated amortization of $2,077,292 at March 29, 2008 and $1,982,869 at December 29, 2007	1,321,913	1,416,336
Debt issuance costs, net of accumulated amortization of $231,812 at March 29, 2008 and $190,792 at December 29, 2007	533,516	574,556
Other long-term assets	379,951	391,097
Total assets	$202,356,489	$202,920,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,872,849	$49,008,389
Accrued expenses and other current liabilities	18,889,166	21,165,752
Line of credit	65,413,000	50,736,236
Total current liabilities	125,175,015	120,910,377

Deferred rent liabilities	11,934,307	11,771,043
Total liabilities	137,109,322	132,681,420

Stockholders’ Equity:
Common stock –$.001 par value; 100,000,000 shares authorized at March 29, 2008 and December 29, 2007, respectively; 15,777,145 and 15,777,145 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	15,778	15,778
Preferred stock –$.001 par value; 10,000,000 shares authorized at March 29, 2008 and December 29, 2007, respectively; no shares issued and outstanding	—	—
Deferred Stock Units -$0.001 par value; 141,189 shares and 41,189 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	141	41
Additional capital	122,580,808	122,125,565
Other comprehensive income	342,466	346,259
Accumulated deficit	(57,692,026)	(52,249,027)
Total stockholders’ equity	65,247,167	70,238,616

Total liabilities and stockholders’ equity	$202,356,489	$202,920,036

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net revenues	$79,235,496	$77,662,496
Cost of products sold	52,075,606	51,579,270
Gross profit	27,159,890	26,083,226

Selling, general and administrative	32,335,834	29,351,900
Store pre-opening / closing expenses	28,144	630,766

Total operating expenses	32,363,978	29,982,666

Operating loss	(5,204,088)	(3,899,440)

Interest expense	(997,650)	(983,490)
Interest income	9,951	5,902
Other income	25,544	31,998
Other expense	(18,983)	(42,979)

Loss before income taxes	(6,185,226)	(4,888,009)

Income tax benefit (expense)	742,227	(20,982)

Net loss	$(5,442,999)	$(4,908,991)

Basic net loss per share of common stock	$(0.34)	$(0.31)
Diluted net loss per share of common stock	$(0.34)	$(0.31)

Basic weighted average common shares outstanding	15,839,215	15,730,759
Diluted weighted average common shares outstanding	15,839,215	15,730,759

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Operating Activities
Net loss	$(5,442,999)	$(4,908,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,254,649	1,893,486
Amortization of intangible assets	94,423	94,422
Amortization of debt issue costs and debt discount	41,040	29,950
Stock-based compensation	455,343	70,556
Non-cash loss on write-off of property and equipment	—	16,797
Change in operating assets and liabilities:
Accounts receivable	(620,269)	(973,496)
Inventories	(3,800,819)	(11,966,534)
Prepaids expenses and other current assets	(574,174)	1,637,379
Other assets	11,146	11,547
Accounts payable	(6,347,768)	12,008,729
Accrued expenses and other current liabilities	(2,110,598)	(1,632,253)
Deferred rent	163,264	797,339

Net cash used in operating activities	(15,876,762)	(2,921,069)

Investing Activities
Capital expenditures	(660,199)	(4,334,460)

Net cash used in investing activities	(660,199)	(4,334,460)

Financing Activities
Principal payments on line of credit	(30,587,222)	(23,006,013)
Proceeds from line of credit	45,263,986	30,210,000
Proceeds from exercise of stock options	—	328,218

Net cash provided by financing activities	14,676,764	7,532,205

Effect of exchange rate changes on cash	(4,366)	5,410

Change in cash and cash equivalents	(1,864,563)	282,086
Cash and cash equivalents, beginning of period	4,025,299	1,801,631

Cash and cash equivalents, end of period	$2,160,736	$2,083,717

Supplemental cash flow information:
Interest payments	$1,035,486	$502,360
Income tax payments	79,250	147,983

See accompanying notes to unaudited consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Basis of Presentation

Description of Business

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services, including the sale of individual club components for customers to build clubs, custom fitting and repair services. The Company markets its products through retail stores and through its direct-to-consumer channels, which include its Internet site and catalogs. The Company also operates a golf instruction school, the Harvey Penick Golf Academy.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008. The results of operations for the three-month period ended March 29, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The balance sheet at December 29, 2007 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2008.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year. During the months encompassing these seasons the Company achieves the majority of its annual net revenue and substantially all of its annual operating income.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended March 29, 2008 and March 31, 2007, respectively, both consisted of 13 weeks.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, Fair Value Measurement (“SFAS 157”), to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to require the presentation of investments in available-for-sale securities and trading securities:

(a) in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or;

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(b) in two separate line items to display the fair value and non-fair-value carrying amounts.

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company as of the beginning of the current fiscal year. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and was adopted by the Company as of the beginning of the current fiscal year. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

2.     Earnings Per Share

The calculation for basic earnings per share is based on the weighted average number of common shares outstanding, including outstanding deferred common stock units. The calculation for diluted earnings per share is based on the weighted average number of common shares outstanding and the dilutive effect of stock options. Stock options were not included in the computation of the diluted loss per share for each of the first quarters of fiscal 2008 and 2007 because they were anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	For the three months ended
	March 29,	March 31,
	2008	2007

Net loss	$(5,442,999)	$(4,908,991)
Basic:
Weighted-average shares of common stock outstanding	15,777,145	15,730,759
Weighted-average shares of deferred common stock units outstanding	62,070	—

Shares used in computing basic net loss per share	15,839,215	15,730,759

Effect of dilutive securities:
Stock options and awards	—	—

Shares used in computing diluted net loss per share	15,839,215	15,730,759

Basic net loss per share	$(0.34)	$(0.31)
Diluted net loss per share	$(0.34)	$(0.31)

3.     Stock-Based Compensation

The Company calculates the fair value of stock compensation transactions using the Black-Scholes fair-value pricing model. The resulting calculated fair values are reported as stock compensation expense and amortized over the vesting period of the options. For the three months ended March 29, 2008 and March 31, 2007, the Company recorded stock compensation expense of $0.5 million and $0.1 million in selling, general and administrative expenses.

As of March 29, 2008, there was $1.1million of unamortized stock compensation expense which is expected to be amortized over a weighted-average period of approximately 2.7 years. No options were exercised during the three months ended March 29, 2008. During the three months ended March 31, 2007, 47,965 options were exercised with an intrinsic value of $0.1 million.

4.     Comprehensive Loss

The Company’s comprehensive loss is composed of net loss and translation adjustments. There were no material differences between net loss and comprehensive loss during the three months ended March 29, 2008 or March 31, 2007, respectively.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.     Intangible Assets

The following is a summary of the Company’s intangible assets that are subject to amortization as of:

	March 29,	December 29,
	2008	2007
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(2,077,292)	(1,982,869)

Customer database net carrying amount	$1,321,913	$1,416,336

Amortization expense related to finite-lived intangible assets was approximately $0.1 million for each of the three months ended March 29, 2008 and March 31, 2007, and is recorded in selling, general and administration expenses on the consolidated statements of operations.

6.     Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following as of:

	March 29,	December 29,
	2008	2007
Gift cards and returns credits	$8,540,270	$10,700,771
Taxes	4,814,632	6,065,345
Salaries and benefits	2,105,074	1,556,081
Allowance for returns reserve	922,833	920,773
Interest	764,263	856,236
Other	1,742,094	1,066,546
Total	$18,889,166	$21,165,752

7.     Debt

Credit Facility

On June 20, 2006, the Company entered into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto, which was amended in September 2007 (the “Credit Facility”). The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility.

Loans incurred under the Credit Facility bear interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent (1.50%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Credit Facility has a term of five years.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $3.5 million, which is an availability block used to calculate the borrowing base. At March 29, 2008, the Company had $65.4 million of outstanding borrowings under the Credit Facility and $2.2 million of borrowing availability after giving effect to all reserves. At December 29, 2007, the Company had $50.7 million of outstanding borrowings under the Credit Facility and $12.7 million of borrowing availability after giving effect to all required reserves.

8.     Guarantees

The Company and its subsidiaries fully and unconditionally guarantee, and all of its future domestic subsidiaries will guarantee, the Credit Facility. At March 29, 2008 and December 29, 2007, there were $65.4 million and $50.7 million, respectively, in borrowings outstanding under the Credit Facility.

The Company has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred, historically such costs have not been material. During the three months ended March 29, 2008 and March 31, 2007, respectively, no material amounts have been accrued or paid relating to product warranties.

9.     Related Party Transactions

The Company has recorded a related party receivable and an offsetting liability of approximately $1.5 million that is an estimated amount related to state taxes owed and related interest on those past due amounts (the “State Taxes and Interest Owed”). The State Taxes and Interest Owed are for periods prior to the acquisition by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. in 2002. The individuals that were shareholders of Golfsmith International, Inc. (the “Selling Shareholders”), have agreed to reimburse the Company for all State Taxes and Interest Owed.  The Company expects to pay the State Taxes and Interest Owed to the states and receive reimbursement from the Selling Shareholders during its second quarter of fiscal 2008. One or more states might assess penalties associated with the State Taxes and Interest Owed for which the Company has accrued an additional $0.2 million. The Company and the Selling Shareholders have agreed that the Selling Shareholders will not reimburse the Company for penalties that might be assessed.

10.  Commitments and Contingencies

Lease Commitments

The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes and insurance. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by Golfsmith. Future minimum sublease payments to be received by Golfsmith over the terms of the leases are noted in the table below.

At March 29, 2008, future minimum payments due under non-cancelable operating leases with initial terms of one year or more are as follows for each of the 12 month periods ending at the end of our first fiscal quarter for each year presented below:

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Operating Lease
	Obligations	Sublease Income

2008	$23,052,757	$1,537,940
2009	22,204,174	1,464,856
2010	22,067,277	1,436,076
2011	22,242,597	1,429,761
2012	20,694,305	1,353,737
Thereafter	57,375,589	2,363,238

Total	$167,636,699	$9,585,608

Employment Agreements

The Company has an employment agreement with Virginia Bunte, the Company’s senior vice president, chief financial officer and treasurer. The Company also expects to enter into an employment agreement with its new chief executive officer once that individual is hired.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store retrofits and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based in part on currently available information and in part on management’s estimates and projections of future events and conditions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to the Risk Factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2008.

We believe our forward-looking statements are based on reasonable assumptions; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel and accessories. We were founded in 1967 as a golf club-making company offering custom-made clubs, club-making components and club repair services. In 1973 we opened our first retail store, and in 1975 we mailed our first general golf products catalog. Over the past three decades, in our efforts to grow our business and increase our market share, we have continued to expand our product offerings, open retail stores and add to our catalog titles. In addition, we have an internet site, www.golfsmith.com, which is a significant part of our direct-to-consumer channel.

We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct channel which includes both our website, www.golfsmith.com, and our direct mail catalogs.  As of May 6, 2008, we operate 72 retail stores in 19 states and 25 markets, which include 13 of the top 15 golf markets. We continue to explore opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. As such, in fiscal 2008 as compared to fiscal 2007, we are substantially reducing our square footage growth. A major part of our strategy has been the direct-to-consumer channel, and we plan to continue our efforts to grow that channel.  In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as is the case in fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 will have 14 weeks. The quarters ended March 29, 2008 and March 31, 2007, respectively, each consisted of 13 weeks.

Industry Trends

The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry is becoming increasingly competitive as sporting or other golf specialty retailers expand their markets. We also face new competition as new competitors enter the marketplace in any of our existing channels. In addition, the club component business has been in decline for the last several years and may continue to decline going forward. We believe this decline is due to the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles, the rise of the now more accessible pre-owned club market and waning interest by consumers in building their own clubs.

Sales of golf products are generally affected by increases and decreases in the number of golf participants and the number of rounds played annually in the United States. According to the National Golf Foundation (“NGF”), the number of rounds played has had minimal increases over the past four years and the number of golf participants has stayed fairly flat. The NGF estimates that in 2007 there were approximately 30 million golf participants and the number of rounds played was approximately 500 million. The NGF predicts that, over the next 20 years, the number of golf participants in the United States will grow by three to four million and that the number of rounds played will increase by 100-150 million. Because of this slow growth rate, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Revenues

Revenue channels. We generate revenues from the sale of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources including international distributors.

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

Branded compared to proprietary products. Most of our sales are generated from premier-branded golf and tennis equipment, apparel and accessories sold through all of our channels. In addition, we sell proprietary-branded golf equipment, components, apparel and accessories under a variety of trademarked brand names.

Seasonality. Our business is seasonal, and our sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During the months encompassing these seasons we achieve the majority of our annual net revenues and substantially all of our annual operating income.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, including supplies for all retail and corporate facilities. A portion of our occupancy expenses are offset through our subleases to GolfTEC Learning Centers. Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses.

Store pre-opening/ closing expenses

Store pre-opening expenses consist of costs related to the opening of new stores that are incurred prior to the opening. These could include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. These costs, except for rent as noted below, are recorded as an expense upon the opening of each store. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses. Our store closing expenses could include charges related to future net lease obligations and lease cancellations, personnel expenses, miscellaneous occupancy charges and non-recoverable investments in fixed assets.

Interest expense

Interest expense consists of costs related to our line-of-credit.

Interest income

Interest income consists of amounts earned from our cash balances held in short-term money market accounts.

Other income

Other income consists primarily of exchange rate variances.

Other expense

Other expense consists primarily of exchange rate variances.

Income taxes

Income taxes consist of federal, state and foreign taxes, based on the estimated effective rate for the fiscal year.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended
	March 29,	March 31,
	2008	2007	$ Change	% Change
	(unaudited - in thousands)
Net revenues	$79,235	$77,662	$1,573	2.0%
Cost of products sold	52,076	51,579	497	1.0%
Gross profit	$27,159	$26,083	1,076	4.1%

Selling, general and administrative	32,335	29,352	2,983	10.2%
Store pre-opening / closing expenses	28	630	(602)	-95.6%

Operating loss	$(5,204)	$(3,899)	$(1,305)

As a percentage of net revenues
Cost of products sold	65.7%	66.4%
Gross profit	34.3%	33.6%
Selling, general and administrative	40.8%	37.8%
Store pre-opening / closing expenses	0.0%	0.8%
Operating loss	-6.6%	-5.0%

Net Revenues

	Three Months Ended
	March 29,	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
	(unaudited - in thousands)
Net revenues	$79,235	$77,662	$1,573	2.0%

Comparable stores	51,050	55,718	(4,668)	-8.4%
Non-comparable stores	9,888	1,880	8,008	426.0%
Total stores	60,938	57,598	3,340	5.8%

Direct-to-consumer	16,243	18,325	(2,082)	-11.4%
International distributors and other	2,054	1,739	315	18.1%

Net revenues increased by 2.0% for the three months ended March 29, 2008 compared with the same period in the prior year. The increase was primarily due to a $3.3 million increase in our store revenues and was partially offset by a decrease of $2.1 million from our direct-to-consumer channel. Our revenue growth continues to be driven by the expansion of our store base while our direct-to-consumer revenue channel continues to decline both as a percentage of total revenue as our retail base grows, and in total dollar amount.

The increase in our store revenue was due to an increase in our non-comparable store revenues in the first quarter of fiscal 2008. We increased our store base due to the opening of 13 stores in fiscal 2007 offset by the closing of one store in fiscal 2007 and two stores in the first quarter of fiscal 2008. Two stores entered our comparable store base in the first quarter of fiscal 2008. Our comparable store revenues declined by 8.4% during the three-month period ended March 29, 2008 in comparison with the same period in fiscal 2007.

We believe that both the macroeconomic climate and increased competition in select geographic markets contributed to the decline in our comparable store revenues. We also believe that the macroeconomic climate adversely affected our direct channel business. Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are sometimes choosing to transact in our stores versus through the direct channel.

In addition to these macroeconomic and competitive factors, golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., decreased 3.5% in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. We believe that taken together, the factors listed above all contributed to reduced consumer demand in the first quarter of fiscal 2008.

Non-comparable store net revenues in the first quarter of fiscal 2008 are primarily comprised of revenue from 13 stores that were opened in fiscal 2007, of which seven will become comparable in the second quarter of fiscal 2008.

Gross Profit

	Three Months Ended
	March 29,	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
	(unaudited - in thousands)
Cost of products sold	$52,076	$51,579	$497	1.0%
As a percentage of net revenues	65.7%	66.4%

Gross profit	$27,159	$26,083	$1,076	4.1%
Gross profit as a percentage of net revenues	34.3%	33.6%	0.7%

Increased revenues led to higher gross profit for the three-month period ended March 29, 2008 compared to the three-month period ended March 31, 2007. The increase in gross margin for the three-months ended March 29, 2008 in comparison to the three-months ended March 31, 2007 was primarily due to a reduction in our estimated shrink expenses for the three-months ended March 29, 2008. In fiscal 2008, in comparison to the first quarter of the prior year, we have lowered our estimated shrink expense as a percentage of revenue based on the actual shrink expense recorded on full year results for fiscal 2007. The remainder of the increase in gross margin for the three months ended March 29, 2008 in comparison to the three-months ended March 31, 2007 was due to product mix led by a small increase in sales of our higher margin proprietary goods.

Selling General and Administrative

	Three Months Ended
	March 29,	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
	(unaudited - in thousands)
Selling, general and administrative expenses	$32,335	$29,352	$2,983	10.2%
As a percentage of net revenues	40.8%	37.8%

Selling, general and administrative expenses increased by 10.2% for the three-month period ended March 29, 2008 compared with the three-month period ended March 31, 2007. The increase in selling, general and administrative expenses was primarily due to an increase of $3.1 million related to non-comparable stores and an increase of $1.6 million related to corporate expenses. These increases were partially offset by decreases of $1.1 million related to our comparable stores and a decrease of $0.6 million related to our direct-to-consumer channel.

The increase in our non-comparable store expenses of $3.1 million was mainly related to increases in occupancy and personnel costs of $2.5 million due to the opening of 10 stores subsequent to March 31, 2007. The net increase of $1.6 million in corporate expenses was primarily due to: i) a $0.9 million charge related to the severance package provided to our former chief executive officer ii) $0.3 million in stock compensation expense related to our interim chief executive officer’s compensation for services provided iii) $0.3 million for non-refundable executive search firm fees and iv) $0.3 million related to severance plans provided to other recently terminated employees at our corporate headquarters in our effort to increase efficiency and more closely align our fixed expenses with expected revenues. These increases in corporate expenses were partially offset by decreases of $0.2 million in other miscellaneous expenses. The decrease of $1.1 million related to our comparable stores was primarily related to a reduction in marketing costs of $0.8 million and a reduction in personnel costs of $0.4 million. The decrease of $0.6 million related to direct-to-consumer channel was primarily a result of a reduction in our marketing expenses.

Store Pre-Opening / Closing Expenses

	Three Months Ended
	March 29,	March 31,
(dollars in thousands)	2008	2007	$ Change	% Change
	(unaudited - in thousands)
Store pre-opening / closing expenses	$28	$630	$(602)	-95.6%
As a percentage of net revenues	0.0%	0.8%

Store pre-opening / closing expenses decreased by $0.6 million for the three months ended March 29, 2008 compared with the same period in the prior year. During the three months ended March 29, 2008 we did not open any stores and closed two stores. In comparison, we incurred $0.6 million of expenses related to the opening of three new retail locations during the three months ended March 31, 2007.

Interest expense. Interest expense did not change significantly from the same period in the prior year.

Interest income. Interest income did not change significantly from the same period in the prior year.

Other income. Other income did not change significantly from the same period in the prior year.

Other expense. Other expense did not change significantly from the same period in the prior year.

Income taxes. For the three-month period ended March 29, 2008, we recorded a benefit from income taxes at an estimated annual effective tax rate of 12.0%, which is based on our anticipated results for the full fiscal year. Our income tax benefit differed from the amount computed by applying the statutory rate to our loss before provision for income taxes due to the impact of changes to valuation allowances, state income taxes and foreign income taxes. For the three-month period ended March 31, 2007 our income tax expense differed from the amount computed by applying the statutory rate to our loss before provision for income taxes due to the impact of changes to valuation allowances, state income taxes and foreign income taxes.

Liquidity and Capital Resources

We had cash and cash equivalents of $2.2 million and $4.0 million as of March 29, 2008 and December 29, 2007, respectively. At March 29, 2008 we had outstanding debt obligations of $65.4 million and $2.2 million in borrowing availability under our Credit Facility. At December 29, 2007, we had outstanding debt obligations of $50.7 million and $12.7 million in borrowing availability under our Credit Facility.

Based on our current business plan, we believe our existing cash balances and cash generated from operations, and borrowing availability under our Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures. If our estimates of revenues, expenses or capital or liquidity requirements change significantly or are inaccurate or if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, in the future, we may seek to sell additional equity or arrange debt financing to fund our general business operations and objectives, including the cost to open new stores, acquisitions, mergers and infrastructure investments. Furthermore, cash outflows related to new store openings, store retrofittings, advertising and capital expenditures may need to be adjusted accordingly  because of our working capital requirements. If cash from operations and from our Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Risk Factors” as set forth in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008.

Cash Flows

Operating activities

Net cash used in operating activities was $15.9 million in the three months ended March 29, 2008, compared to net cash used in operating activities of $2.9 million in the three months ended March 31, 2007. Cash used in operating activities was principally due to cash used for the purchase of inventory of $10.1 million, net of accounts payable, a net loss of $5.4 million and cash used for general working capital activities of $3.1 million. These decreases in cash used were partially offset by non-cash activities of $2.8 million that are included in the net loss.

Investing activities

Net cash used in investing activities was $0.7 million for the three months ended March 29, 2008, compared to net cash used in investing activities of $4.3 million for the three months ended March 31, 2007. The decrease was driven by a large decrease in capital spending. In fiscal 2007, we opened three stores in the first quarter of fiscal 2007 and eight additional stores during the second quarter of fiscal 2007 which caused large capital expenditures in the first quarter of fiscal 2007. Our low capital expenditures in the first quarter of fiscal 2008 reflects our decision to not open any stores in the first two fiscal quarters of fiscal 2008.

Financing activities

Net cash provided by financing activities was $14.7 million for the three months ended March 29, 2008, compared to net cash provided by financing activities of $7.5 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 29, 2008, was comprised primarily of proceeds from our line of credit which were used for normal working capital requirements.

Current Indebtedness

On June 20, 2006, the Company entered into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto, which was amended in September 2007 (the “Credit Facility”). The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility.

Loans incurred under the Credit Facility bear interest per annum, for the first three months after the closing date, at (1) LIBOR plus one and one half percent (1.50%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Credit Facility has a term of five years.

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

Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At March 29, 2008, we had $65.4 million of outstanding borrowings under the Credit Facility and $2.2 million of borrowing availability after giving effect to all required reserves. At December 29, 2007, we had $50.7 million of outstanding borrowings under the Credit Facility and $12.7 million of borrowing availability after giving effect to all required reserves.

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

Contractual Obligations

The following table of our material contractual obligations as of March 29, 2008, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 -3 Years	4 - 5 Years	Years
	(in thousands)
Operating leases, net (1)	$204,378	$27,689	$53,363	$51,963	$71,363
Purchase obligations (2)	7,505	$7,160	345	—	—
Total	$211,883	$34,849	$53,708	$51,963	$71,363

(1)           The operating leases, net line includes estimates on future common area maintenance fees, property taxes and insurance related to our leased properties. These estimates are based on fiscal 2007 actual results and are subject to change.

(2)           Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Credit Facility.

Capital Expenditures

Subject to our ability to generate sufficient cash flow, for the remainder of fiscal year 2008 we expect to spend between $2.0 million and $5.0 million on capital expenditures to open additional stores and/or to retrofit, update or remodel existing stores.

Off-Balance Sheet Arrangements

As of March 29, 2008, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 6, 2008. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our write-down or inventory loss reserves. However, if estimates regarding consumer demand are inaccurate or our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual write-down and loss reserves at March 29, 2008, would have affected net earnings by approximately $0.3 million.

Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 0.9% and 1.3% of net revenues for the three-month periods ended March 29, 2008 and March 31, 2007, respectively.  Inventory shrinkage expense recorded for the three-month periods ended March 29, 2008 and March 31, 2007, respectively, is a result of estimated inventory shrink loss for the periods and physical inventory counts made during the respective periods.

Long-lived Assets, Including  Identifiable Intangible Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS 144, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

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

In the future, we may make material changes in the estimates and assumptions we use to calculate long-lived asset valuations and impairments. Such changes may result in material adverse effects on the results of operations or financial condition.

Product Return Reserves

We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. For the three months ended March 29, 2008 and March 31, 2007, we recorded 3.2% and 3.6% of net revenues as a reserve for net returns, defined as the applicable net revenues estimated to be returned, less the related cost of goods sold. We routinely compare actual experience to current reserves and make adjustments to the reserve and the reserve rate to keep them in correlation to our actual experience.

We have not made any material changes in the accounting methodology used to estimate product returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our product returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may incur losses or gains that could be material. A 10% change in our product returns reserve at March 29, 2008 would have affected net earnings by approximately $0.1 million.

Store Closure Costs

When we decide to close a store we comply with the accounting guidance provided by SFAS 146. Under SFAS 146, we estimate the future cash flows generated and expenses expected to be incurred through the store’s shutdown date. In the event that the expected expenses exceed the estimated future cash flows of the store, we recognize an expense to reflect that amount directly related to the shutdown of the store. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

We closed two stores due to expiring leases during the three months ended March 29, 2008. We did not close any stores during the three months ended March 31, 2007. We did not record any material store closure costs due to these closures. We currently plan to close one additional store in fiscal 2008, also due to the expiration of its lease terms. We do not forecast the necessity to record any expense amounts under SFAS No. 146 for remaining store closures in fiscal 2008 because the estimated future cash flows approximate the expected expenses incurred through the stores’ shutdown dates.

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

Deferred Tax Assets

As of March 29, 2008, our net deferred tax assets are $19.2 million, and we have recorded a full valuation allowance against such assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a material positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

Stock-Based Compensation

We follow the guidance set by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in our consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. We have used the Black-Scholes fair value pricing model to estimate the fair value of stock option and stock grant awards granted under SFAS 123(R). The Black-Scholes model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates during the service period. The calculation of expected volatility for our stock option grants was based on our historical volatility and the historical volatility for comparable industry peer groups over periods of time equivalent to the expected life of each stock option grant. In fiscal 2007, our history of trading in the public equity markets was still within the first full year following our initial public offering, and we believed that a combination of our historical volatility and the historic volatility of comparable industry peer groups provided a more reasonable measurement of volatility in order to calculate an accurate fair value of each stock award. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, resulting changes in stock-based compensation expense could have a material effect on our results of operations or financial position, and if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

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

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. The adoption of SFAS 159 did not have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of March 29, 2008, if the maximum available to us of $71.1 million under the credit facility had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $7.0 million on an annual basis, thereby materially affecting our results of operations and our cash flows. As our debt balances consist strictly of our Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during fiscal year ended March 29, 2008. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.

Foreign Currency Risks

We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

Over the past year, the U.S. dollar has generally declined in value relative to the currencies of the foreign countries from which we purchase goods. The overall weakness of the U.S. dollar had an adverse impact on our margins for goods purchased in those foreign countries and sold in the U.S because we have generally not been able to raise our selling prices sufficiently to offset the increases in our purchasing costs.

We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a material effect on our results of operations or financial condition. Additionally, we were not a party to any derivative instruments during fiscal 2007.

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

Internal Control over Financial Reporting. During the three months ended March 29, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, in the aggregate, would have a material adverse impact on our financial results or consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors with respect to our quarter ended March 29, 2008 from those disclosed in our annual report on form 10-K filed with the SEC on March 6, 2008.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin Hanaka.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1	Certification of Martin Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin Hanaka
Martin Hanaka
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: May 7, 2008

By:	/s/ Virginia Bunte
Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 7, 2008