Form 10-Q
period 2008-06-28
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2008-08-05
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-101117

GOLFSMITH INTERNATIONAL
HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1634847
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 N. IH-35, Austin, Texas	78753 – 3195
(Address of Principal Executive Offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (512) 837-8810

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒      No       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐     No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2008
$.001 par value	15,777,145 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED June 28, 2008

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Consolidated Balance Sheets

	June 28,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,664,315	$4,025,299
Receivables, net of allowances of $276,682 at June 28, 2008 and $206,396 at December 29, 2007	2,806,980	1,600,844
Inventories	101,052,822	98,509,444
Prepaid expenses and other current assets	11,383,530	10,531,017
Total current assets	120,907,647	114,666,604

Property and equipment:
Land and buildings	22,066,559	21,719,245
Equipment, furniture and fixtures	33,270,579	37,292,454
Leasehold improvements and construction in progress	37,400,657	35,039,300
	92,737,795	94,050,999
Less: accumulated depreciation and amortization	(34,388,792)	(33,309,807)
Net property and equipment	58,349,003	60,741,192

Tradename	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251
Customer database, net of accumulated amortization of $2,171,714 at June 28, 2008 and $1,982,869 at December 29, 2007	1,227,491	1,416,336
Debt issuance costs, net of accumulated amortization of $272,871 at June 28, 2008 and $190,792 at December 29, 2007	492,476	574,556
Other long-term assets	368,804	391,097
Total assets	$206,475,672	$202,920,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,735,614	$49,008,389
Accrued expenses and other current liabilities	18,039,179	21,165,752
Line of credit	34,603,152	50,736,236
Total current liabilities	120,377,945	120,910,377

Deferred rent liabilities	11,879,477	11,771,043
Total liabilities	132,257,422	132,681,420

Stockholders’ Equity:
Common stock –$.001 par value; 100,000,000 shares authorized at June 28, 2008 and December 29, 2007, respectively; 15,777,145 and 15,777,145 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	15,778	15,778
Preferred stock –$.001 par value; 10,000,000 shares authorized at June 28, 2008 and December 29, 2007, respectively; no shares issued and outstanding	—	—
Deferred Stock Units -$.001 par value; 240,734 and 41,189 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	241	41
Additional capital	122,974,708	122,125,565
Other comprehensive income	348,127	346,259
Accumulated deficit	(49,120,604)	(52,249,027)
Total stockholders’ equity	74,218,250	70,238,616

Total liabilities and stockholders’ equity	$206,475,672	$202,920,036

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net revenues	$129,994,600	$124,998,760	$209,230,096	$202,661,256
Cost of products sold	85,310,115	80,556,095	137,385,721	132,135,365
Gross profit	44,684,485	44,442,665	71,844,375	70,525,891

Selling, general and administrative	34,167,492	35,612,535	66,503,326	64,964,435
Store pre-opening / closing expenses	81,223	1,147,630	109,367	1,778,396

Total operating expenses	34,248,715	36,760,165	66,612,693	66,742,831

Operating income	10,435,770	7,682,500	5,231,682	3,783,060

Interest expense	(738,809)	(933,212)	(1,736,459)	(1,916,702)
Interest income	32,294	39,624	42,245	45,526
Other income	46,080	206,852	71,624	238,850
Other expense	(51,169)	(26,177)	(70,152)	(69,156)

Income before income taxes	9,724,166	6,969,587	3,538,940	2,081,578

Income tax expense	(1,152,744)	(154,200)	(410,517)	(175,182)

Net Income	$8,571,422	$6,815,387	$3,128,423	$1,906,396

Basic net income per share of common stock	$0.54	$0.43	$0.20	$0.12
Diluted net income per share of common stock	$0.54	$0.43	$0.20	$0.12

Basic weighted average common shares outstanding	15,973,033	15,797,633	15,906,124	15,768,818
Diluted weighted average common shares outstanding	15,973,033	15,830,810	15,951,852	15,872,254

See accompanying notes to unaudited consolidated financial statements

Golfsmith International Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Operating Activities
Net income	$3,128,423	$1,906,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,411,775	4,130,220
Amortization of intangible assets	188,845	188,844
Amortization of debt issue costs and debt discount	82,080	59,901
Stock-based compensation	849,343	356,477
Loss on disposal of assets	8,649	—
Non-cash loss on write-off of property and equipment	—	17,179
Change in operating assets and liabilities:
Accounts receivable	(1,206,136)	(1,177,763)
Inventories	(1,746,037)	(14,323,887)
Prepaid expenses and other current assets	(852,513)	(1,139,432)
Other assets	22,293	22,693
Accounts payable	17,929,884	19,009,973
Accrued expenses and other current liabilities	(3,277,668)	(216,371)
Deferred rent	108,434	3,778,232

Net cash provided by operating activities	19,647,372	12,612,462

Investing Activities
Capital expenditures	(1,875,750)	(11,109,591)

Net cash used in investing activities	(1,875,750)	(11,109,591)

Financing Activities
Principal payments on line of credit	(93,872,918)	(78,922,217)
Proceeds from line of credit	77,739,834	81,491,204
Proceeds from exercise of stock options	—	328,218

Net cash (used in) provided by financing activities	(16,133,084)	2,897,205

Effect of exchange rate changes on cash	478	38,595

Change in cash and cash equivalents	1,639,016	4,438,671
Cash and cash equivalents, beginning of period	4,025,299	1,801,631

Cash and cash equivalents, end of period	$5,664,315	$6,240,302

Supplemental cash flow information:
Interest payments	$1,921,910	$1,442,170
Income tax payments	345,825	245,062

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. This includes all normal and recurring adjustments, but does not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008. The results of operations for the three- and six-month periods ended June 28, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended June 28, 2008 and June 30, 2007, respectively, both consisted of 13 weeks. The six-month periods ended June 28, 2008 and June 30, 2007, respectively, both consisted of 26 weeks.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurement (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and was adopted by the Company as of the beginning of the current fiscal year. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to require the presentation of investments in available-for-sale securities and trading securities:

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

2.              Earnings Per Share

The calculation for basic earnings per share is based on the weighted average number of common shares outstanding, including outstanding deferred common stock units (“DSU’s”). Diluted earnings per share is computed based on the weighted average number of common shares outstanding, including outstanding DSU’s, and the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted net income per share:

	For the three months ended		For the six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net income	$8,571,422	$6,815,387	$3,128,423	$1,906,396
Basic:
Weighted-average shares of common stock outstanding	15,777,145	15,770,584	15,777,145	15,750,672
Weighted-average shares of deferred common stock units outstanding	195,888	27,049	128,979	18,146

Shares used in computing basic net income per share	15,973,033	15,797,633	15,906,124	15,768,818

Effect of dilutive securities:
Stock options and awards	—	33,177	45,728	103,436
Shares used in computing diluted net income per share	15,973,033	15,830,810	15,951,852	15,872,254

Basic net income per share	$0.54	$0.43	$0.20	$0.12
Diluted net income per share	$0.54	$0.43	$0.20	$0.12

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

The fair value of stock option awards granted during the three-month period ended June 28, 2008 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Volatility	68.6%
Expected term (years)	6.50
Risk-free interest rate	3.3% - 4.0%
Expected dividend yield	—
Weighted average grant date fair value	$1.45 - $1.58

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 9, 2008, the Company made a grant of 751,000 options to employees to purchase common stock under the Company’s 2006 Incentive Compensation Plan. In determining the fair value of the options granted, the Company calculated the volatility factor in the Black-Scholes fair-value pricing model based on a combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than solely using the two years of historic trading value of the Company’s own shares. The expected term is calculated based on the average of the expected life of the stock option awarded. The Company bases the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

On June 13, 2008, the Company’s Compensation Committee approved a grant of 1,000,000 stock options to Martin E. Hanaka, the Company’s newly appointed chief executive officer, as part of his employment agreement. The grant provides Mr. Hanaka the right to purchase 1,000,000 shares of common stock of the Company at an exercise price equal to the closing price of the Company’s stock on the date of grant (which is the date of the employment agreement) vesting in five equal annual installments. However, 800,000 shares included in the grant are subject to approval by the Company’s shareholders of an increase in the number of shares available under the Company’s 2006 Incentive Compensation Plan by at least an equal number of shares. Although the additional shares included in the option grant have not yet been approved by the Company’s shareholders, the Company believes that First Atlantic Capital, Ltd., which owns a majority of the voting shares, will vote in favor of increasing the number of shares available to grant, and thus, that approval of the option grant is perfunctory. As such, for expense purposes related to the grant, the Company has treated the full 1,000,000 option grant as approved and has recorded the related stock compensation expense.

For the three-month periods ended June 28, 2008 and June 30, 2007, respectively, the Company recorded stock compensation expense of $0.4 million and $0.3 million in selling, general and administrative expenses. For the six-month periods ended June 28, 2008 and June 30, 2007, respectively, the Company recorded stock compensation expense of $0.8 million and $0.4 million in selling, general and administrative expenses.

As of June 28, 2008, there was $3.5 million of unamortized stock compensation expense which is expected to be amortized over a weighted-average period of approximately 2.5 years. No options were exercised during the three- or six-month periods ended June 28, 2008. During the six-month period ended June 30, 2007, 47,965 options were exercised with an intrinsic value of $0.1 million.

4.              Income Taxes

The Company’s provision for income taxes reflects an effective tax rate of approximately 12.0% for the three- and six-month periods ended June 28, 2008. The Company’s effective tax rate was lower than the U.S. federal statutory rate of 34.0% primarily as a result of changes to its valuation allowances.

In July 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company had $0.1 million of unrecognized tax benefits at June 30, 2007 and at June 28, 2008, respectively, which would impact the Company’s effective income tax rate if recognized. As of June 28, 2008, the Company does not expect to recognize any tax benefits in the next twelve months due to the closing of open tax years. The nature of the uncertainty relates to deductions taken on returns that have not been examined by the applicable tax authority. The Company recognized no material adjustment to the liability for unrecognized income tax benefits. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

5.              Comprehensive Loss

The Company’s comprehensive loss is composed of net loss and translation adjustments. There were no material differences between net loss and comprehensive loss during the three- and six-month periods ended June 28, 2008 or June 30, 2007, respectively.

6.              Intangible Assets

The following is a summary of the Company’s intangible assets that are subject to amortization as of:

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 28,	December 29,
	2008	2007
Customer database gross carrying amount	$3,399,205	$3,399,205
Customer database accumulated amortization	(2,171,714)	(1,982,869)

Customer database net carrying amount	$1,227,491	$1,416,336

Amortization expense related to finite-lived intangible assets was approximately $0.1 and $0.2 million for each of the three- and six-month periods ended June 28, 2008 and June 30, 2007, and is recorded in selling, general and administration expenses on the consolidated statements of operations.

7.              Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following as of:

	June 28,	December 29,
	2008	2007
Gift cards and returns credits	$8,052,428	$10,700,771
Taxes	4,908,251	6,065,345
Salaries and benefits	2,560,810	1,556,081
Allowance for returns reserve	1,098,199	920,773
Interest	544,025	856,236
Other	875,466	1,066,546
Total	$18,039,179	$21,165,752

8.              Debt

Credit Facility

On June 20, 2006, the Company entered into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto, which was amended in September, 2007 (the “Credit Facility”). The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility.

Loans incurred under the Credit Facility bear interest per annum at (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Credit Facility has a term of five years.

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

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $3.5 million, which is an availability block used to calculate the borrowing base. At June 28, 2008, the Company had $34.6 million of outstanding borrowings under the Credit Facility and $33.0 million of borrowing availability after giving effect to all reserves. At December 29, 2007, the Company had $50.7 million of outstanding borrowings under the Credit Facility and $12.7 million of borrowing availability after giving effect to all required reserves.

9.              Guarantees

The Company and its subsidiaries fully and unconditionally guarantee, and all of its future domestic subsidiaries will guarantee, the Credit Facility. At June 28, 2008 and December 29, 2007, there were $34.6 million and $50.7 million, respectively, in borrowings outstanding under the Credit Facility.

The Company has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

The Company offers warranties to its customers depending on the specific product and terms of the goods purchased. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records warranty costs as they are incurred, historically such costs have not been material. During the three- and six-month periods ended June 28, 2008 and June 30, 2007, respectively, no material amounts have been accrued or paid relating to product warranties.

10.       Related Party Transactions

The Company had previously recorded a related party receivable and offsetting liability of approximately $1.5 million that was an estimated amount related to state taxes owed and related interest on those past due amounts (the “State Taxes and Interest Owed”). The State Taxes and Interest Owed are for periods prior to the acquisition by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. in 2002. The individuals that were shareholders of Golfsmith International, Inc. (the “Selling Shareholders”), have agreed to reimburse the Company for all State Taxes and Interest Owed.  In May, 2008, the Company received $1.2 million from the Selling Shareholders for the State Taxes and Interest Owed.  In turn, the Company filed the amended tax returns and paid the related State Taxes and Interest Owed amounts of $1.2 million as well as associated penalties of $0.2 million. The Company does not expect to incur any additional liabilities or expense related to this matter.

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

At June 28, 2008, future minimum payments due under non-cancelable operating leases, not including repairs and maintenance, property taxes or insurance, with initial terms of one year or more are as follows for each of the 12-month periods ending at the end of our second fiscal quarter for each year presented below:

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Operating Lease Obligations	Sublease Income

2008	$22,952,973	$1,492,180
2009	22,282,599	1,434,539
2010	22,093,261	1,410,863
2011	22,095,154	1,398,757
2012	19,866,599	1,184,327
Thereafter	52,783,690	2,099,538

Total	$162,074,276	$9,020,204

Employment Agreements

The Company has employment agreements with Martin E. Hanaka, the Company’s chairman and chief executive officer as well as with Virginia Bunte, the Company’s senior vice president, chief financial officer and treasurer.

Legal Proceedings

The Company is also involved in various other legal proceedings arising in the ordinary course of conducting business.  The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.

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

We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct channel which includes both our website, www.golfsmith.com, and our direct mail catalogs.  As of August 5, 2008, we operate 72 retail stores in 19 states and 25 markets, which include 13 of the top 15 golf markets. We continue to explore opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. In fiscal 2008, we have substantially reduced the growth of our square footage retail base. We have closed three stores in one of our larger markets and have opened one store in that market. We have also signed a lease on a space in Palm Desert, a new market for us, and we intend to open a retail store there in the next six to nine months. A major part of our strategy continues to be the non-clubmaking and internet portions of our direct-to-consumer channel. In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as is the case in fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 will have 14 weeks. The three-month periods ended June 28, 2008 and June 30, 2007, respectively, each consisted of 13 weeks. The six-month periods ended June 28, 2008 and June 30, 2007, respectively, each consisted of 26 weeks. In addition, the timing on the calendar of relatively high sales volume holiday periods could affect our revenue. In the fourth quarter of fiscal 2008, due to the timing of the Thanksgiving holiday, the high sales volume holiday season will be shorter in comparison to the same period in fiscal 2007.

Industry Trends

The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry has become extremely competitive as sporting or other golf specialty retailers expanded their markets. We also face new competition as new competitors enter the marketplace in our existing channels. In addition, the club component business has been in decline for the last several years and may continue to decline going forward. We believe this decline is due to the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles, the rise of the now more accessible pre-owned club market and declining interest by consumers in building their own clubs.

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

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses consist of all expenses associated with general operations for our stores and general operations for corporate and international expenses. This includes salary expenses, occupancy expenses, including rent and common area maintenance, advertising expenses and direct expenses, including supplies for all retail and corporate facilities. A portion of our occupancy expenses is offset through our subleases to GolfTEC Learning Centers. Additionally, a portion of income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses.

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

Income taxes

Income taxes consist of federal, state and foreign taxes, based on the estimated effective rate for the fiscal year.

Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended				Six Months Ended
	June 28,	June 30,			June 28,	June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited - in thousands)				(unaudited - in thousands)
Net revenues	$129,995	$124,999	$4,996	4.0%	$209,230	$202,661	$6,569	3.2%
Cost of products sold	85,311	80,556	4,755	5.9%	137,386	132,135	5,251	4.0%
Gross profit	44,684	44,443	241	0.5%	71,844	70,526	1,318	1.9%

Selling, general and administrative	34,167	35,613	(1,446)	-4.1%	66,503	64,965	1,538	2.4%
Store pre-opening / closing expenses	81	1,147	(1,066)	nm	109	1,778	(1,669)	nm

Operating income	$10,436	$7,683	$2,753		$5,232	$3,783	$1,449

As a percentage of net revenues
Cost of products sold	65.6%	64.4%			65.7%	65.2%
Gross profit	34.4%	35.6%			34.3%	34.8%
Selling, general and administrative	26.3%	28.5%			31.8%	32.1%
Store pre-opening / closing expenses	0.1%	0.9%			0.1%	0.9%
Operating income	8.0%	6.1%			2.5%	1.9%

nm = not meaningful

Net Revenues

	Three Months Ended				Six Months Ended
	June 28,	June 30,			June 28,	June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited - in thousands)				(unaudited - in thousands)
Net revenues	$129,995	$124,999	$4,996	4.0%	$209,230	$202,661	$6,569	3.2%

Comparable stores	91,282	90,844	438	0.5%	142,332	146,562	(4,230)	-2.9%
Non-comparable stores	12,858	5,960	6,898	115.7%	22,746	7,841	14,905	190.1%
Total stores	104,141	96,805	7,336	7.6%	165,079	154,403	10,676	6.9%

Direct-to-consumer	23,258	25,652	(2,394)	-9.3%	39,501	43,977	(4,476)	-10.2%
International distributors and other	2,596	2,542	54	2.1%	4,650	4,281	369	8.6%

Three Month Comparison

Net revenues increased by 4.0% for the three-month period ended June 28, 2008 compared with the same period in the prior year. The increase was primarily due to a $7.3 million increase in our store revenues and was partially offset by a decrease of $2.4 million from our direct-to-consumer channel. Our revenue growth continues to be driven by the significant expansion of our store base in fiscal 2006 and fiscal 2007 while our direct-to-consumer revenue channel continues to decline both as a percentage of total revenue as our retail base grows, and in total dollar amount. In addition, the three-month period ended June 28, 2008 included one more shopping day than the same period in fiscal 2007 due to the timing of the Easter weekend holiday which occurred in the first quarter of our fiscal 2008.

The increase in our store revenue was primarily due to an increase in our non-comparable store revenues in the second quarter of fiscal 2008. We increased our store base due to the opening of 13 stores in fiscal 2007 partially offset by the closing of one store in fiscal 2007 and two stores in the first quarter of fiscal 2008. Seven stores entered our comparable store base in the second quarter of fiscal 2008. Our comparable store revenues increased by 0.5% during the three-month period ended June 28, 2008 compared with the same period in fiscal 2007.

Despite facing increased competition in select geographic markets and the adverse macroeconomic climate, we were successful in slightly increasing comparable store sales by being selectively promotional in our sales efforts. We also believe that the macroeconomic climate adversely affected our direct-to-consumer channel business particularly in clubmaking as consumers seem to be favoring pre-owned clubs over our clubmaking offerings. Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are sometimes choosing to transact in our stores rather than through our direct-to-consumer channel.

Non-comparable store net revenues in the second quarter of fiscal 2008 are primarily comprised of revenue from stores that were opened during fiscal 2007. Seven stores became comparable in the second quarter of fiscal 2008, five will become comparable in the second half of fiscal 2008 and one will become comparable in the first quarter of fiscal 2009.

Six Month Comparison

Net revenues increased by 3.2% for the six-month period ended June 28, 2008 compared with the same period in the prior year. The increase was primarily due to a $10.7 million increase in our store revenues and was partially offset by a decrease of $4.5 million from our direct-to-consumer channel. Our revenue growth continues to be driven by the expansion of our store base while our direct-to-consumer revenue channel continues to decline both as a percentage of total revenue as our retail base grows, and in total dollar amount.

The increase in our store revenue was due to an increase in our non-comparable store revenues in the first two quarters of fiscal 2008. Nine stores entered our comparable store base in the first two quarters of fiscal 2008. Our comparable store revenues declined by 2.9% during the six-month period ended June 28, 2008 in comparison with the same period in fiscal 2007.

We believe that both the macroeconomic climate and increased competition in select geographic markets contributed to the decline in our comparable store revenues during the first quarter of fiscal 2008. However, by being selectively promotional in our sales efforts in the second quarter of fiscal 2008, we were able to drive foot traffic in our stores and increase revenues. We also believe that the macroeconomic climate adversely affected our direct-to-consumer channel business particularly in clubmaking as consumers seem to be favoring second hand products over our clubmaking offerings. Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are sometimes choosing to transact in our stores versus through our direct-to-consumer channel.

In addition to these macroeconomic and competitive factors, golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., decreased 2.1% in the first two quarters of fiscal 2008 compared to the same period in fiscal 2007. We believe that, taken together, the factors listed above all contributed to reduced consumer demand in the first two quarters of fiscal 2008.

Non-comparable store net revenues in the first two fiscal quarters of fiscal 2008 are primarily comprised of revenue from 13 stores that were opened in fiscal 2007.

Gross Profit

	Three Months Ended				Six Months Ended
	June 28,	June 30,			June 28,	June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited - in thousands)				(unaudited - in thousands)
Cost of products sold	$85,311	$80,556	$4,755	5.9%	$137,386	$132,135	$5,251	4.0%
As a percentage of net revenues	65.6%	64.4%			65.7%	65.2%

Gross profit	$44,684	$44,443	$241	0.5%	$71,844	$70,526	$1,318	1.9%
Gross profit as a percentage of net revenues	34.4%	35.6%	-1.2%		34.3%	34.8%	-0.5%

Three Month Comparison

Increased revenues led to higher gross profit for the three-month period ended June 28, 2008 compared to the three-month period ended June 30, 2007. The decrease in gross margin for the three-month period ended June 28, 2008 in comparison to the three-month period ended June 30, 2007 was primarily due to our using some of our savings from cuts in marketing expenses to increase our promotional efforts which resulted in lower margins as well as the sales mix of products driving our revenue. By increasing our sales promotions, we believe that we were able to improve our competitive position in specific markets and drive revenue, albeit with a negative impact on margins. Our mix of products sold also negatively impacted margins as we saw an increase in the percentage of sales from lower margin items such as used clubs, certain brand name clubs and electronic accessories. In addition, revenue from our higher margin direct channel, specifically clubmaking products, continued to decline.

Six Month Comparison

Increased revenues led to higher gross profit for the six-month period ended June 28, 2008 compared to the six-month period ended June 30, 2007. The decrease in gross margin for the six-month period ended June 28, 2008 in comparison to the six-month period ended June 30, 2007 was primarily due to our using some of our savings from cuts in marketing expenses to increase our promotional efforts which resulted in lower margins as well as the sales mix of products driving our revenue. By increasing our sales promotions, we believe that we were able to improve our competitive position in specific markets and drive revenue, albeit with a negative impact on margins. Our mix of products sold also negatively impacted margins as we saw an increase in the percentage of sales from lower margin items such as used clubs, certain brand name clubs and electronic accessories as well as declines in revenue from our higher margin direct-to-consumer channel, specifically clubmaking products. These declines in margin due to product mix were slightly offset by increased revenues from our higher margin proprietary brands. In addition, the decrease in gross margin was also partially offset by a reduction in our estimated percent of shrink expense for the six-month period ended June 28, 2008 in comparison to the six-month period ended June 30, 2007.

Selling General and Administrative

	Three Months Ended				Six Months Ended
	June 28,	June 30,			June 28,	June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited - in thousands)				(unaudited - in thousands)
Selling, general and administrative expenses	$34,167	$35,613	$(1,446)	-4.1%	$66,503	$64,965	$1,538	2.4%
As a percentage of net revenues	26.3%	28.5%			31.8%	32.1%

Three Month Comparison

Selling, general and administrative expenses decreased by 4.1% for the three-month period ended June 28, 2008 compared with the three-month period ended June 30, 2007. The decrease in selling, general and administrative expenses was primarily due to a decrease of $1.0 million in expenses related to our direct-to-consumer channel. In addition, we reduced the selling, general and administrative expenses at our comparative stores by $0.8 million and our corporate expenses by $0.5 million compared with the same period in the prior year. These reductions were offset by a $0.9 million increase in our non-comparable store expenses.

The decreases in our direct-to-consumer channel primarily consisted of reductions in marketing of $0.7 million. The reduction of selling, general and administrative expenses at our comparative stores was primarily due to decreased payroll expenses. The decrease in our corporate selling, general and administrative expenses was primarily due to a reduction in payroll expenses at our corporate headquarters. The increases in our non-comparable stores were primarily due to the opening of five stores over the final seven months of fiscal 2007.

Six Month Comparison

Selling, general and administrative expenses increased by 2.4% for the six-month period ended June 28, 2008 compared with the six-month period ended June 30, 2007. The increase in selling, general and administrative expenses was primarily due to an increase of $3.9 million related to non-comparable stores and an increase of $1.1 million related to corporate expenses. These increases were partially offset by decreases of $1.9 million related to our comparable stores and a decrease of $1.6 million related to our direct-to-consumer channel.

The increase in our non-comparable store expenses of $3.9 million was mainly related to increases in occupancy and personnel costs of $3.4 million due to the opening of 13 stores in fiscal 2007. The net increase of $1.1 million in corporate expenses was primarily due to: (i) a $0.9 million charged related to the severance package provided to our former chief executive officer (ii) $0.3 million in stock compensation expense related to our interim chief executive officer’s compensation for services provided and (iii) $0.3 million for non-refundable executive search firm fees. These increases in corporate expenses were partially offset by decreases of $0.2 million in personnel expenses and $0.2 million in other miscellaneous expenses. The decrease of $1.9 million related to our comparable stores was primarily related to a decrease in marketing costs of $0.9 million and a reduction in personnel expenses of $0.7 million. The decrease of $1.6 million related to direct-to-consumer channel was primarily a result of a reduction in our marketing expenses.

Store Pre-Opening / Closing Expenses

	Three Months Ended				Six Months Ended
	June 28,	June 30,			June 28,	June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
	(unaudited - in thousands)				(unaudited - in thousands)
Store pre-opening / closing expenses	$81	$1,147	$(1,066)	-92.9%	$109	$1,778	$(1,669)	-93.9%
As a percentage of net revenues	0.1%	0.9%			0.1%	0.9%

Three Month Comparison

Store pre-opening / closing expenses decreased by $1.1 million for the three-month period ended June 28, 2008 compared with the same period in the prior year. During the three-month period ended June 28, 2008 we incurred $0.1 million of store pre-opening / closing expenses compared to $1.1 million of expenses related to the opening of seven new retail locations during the three-month period ended June 30, 2007

Six Month Comparison

Store pre-opening / closing expenses decreased by $1.7 million for the six-month period ended June 28, 2008 compared with the same period in the prior year. During the six-month period ended June 28, 2008 we did not open any stores and closed two stores. In comparison, we incurred $1.7 million of expenses primarily related to the opening of 11 new retail locations during the six-month period ended June 30, 2007.

Interest expense. For both the three- and six-month periods ended June 28, 2008 interest expense decreased by $0.2 million from the same periods in the prior year due to decreases in both our balance outstanding on our line of credit as well as a decrease in interest rates.

Interest income. Interest income did not change significantly from the same periods in the prior year.

Other income. For both the three- and six-month periods ended June 28, 2008 other income decreased by $0.2 million from the same periods in the prior year due to a gain recording in June, 2007 of $0.2 million from the sale of intellectual property.

Other expense. Other expense did not change significantly from the same periods in the prior year.

Income taxes. Our provision for income taxes reflects an estimated effective tax rate of approximately 12.0% for the three- and six-month periods ended June 28, 2008. Our effective tax rate was lower than the U.S. federal statutory rate of 34.0% primarily as a result of changes to our valuation allowances.

Liquidity and Capital Resources

We had cash and cash equivalents of $5.7 million and $4.0 million as of June 28, 2008 and December 29, 2007, respectively. At June 28, 2008 we had outstanding debt obligations of $34.6 million and $33.0 million in borrowing availability under our Credit Facility. At December 29, 2007, we had outstanding debt obligations of $50.7 million and $12.7 million in borrowing availability under our Credit Facility.

Historically, cash flow generated from operations and our borrowing capacity, under our revolving line of credit, have allowed us to meet our cash requirements, including capital expenditures and working capital needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, cash outflows related to new store openings, store retrofittings, advertising and capital expenditures may need to be adjusted accordingly  because of our working capital requirements. If cash from operations and from our Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and on acceptable terms. You should read the information set forth under “Risk Factors” as set forth in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the SEC on March 6, 2008.

Cash Flows

Operating activities

Net cash provided by operating activities was $19.6 million for the six-month period ended June 28, 2008, compared to net cash provide by operating activities of $12.6 million for the six-month period ended June 30, 2007. Cash provided by operating activities was principally due to a decrease in cash used for the purchase of inventory of $16.2 million, net of accounts payable and also net income of $3.1 million.

Investing activities

Net cash used in investing activities was $1.9 million for the six-month period ended June 28, 2008, compared to net cash used in investing activities of $11.1 million for the six-month period ended June 30, 2007. The decrease was driven by a large decrease in capital spending. In fiscal 2007, we opened 11 stores in the first six months of fiscal 2007 for which we incurred large capital expenditures in the first six months of fiscal 2007. Our low capital expenditures in the first six months of fiscal 2008 reflects our decision to not open any stores in the first two fiscal quarters of fiscal 2008.

Financing activities

Net cash used in financing activities was $16.1 million for the six-month period ended June 28, 2008, compared to net cash provided by financing activities of $2.9 million for the six-month period ended June 30, 2007. Net cash used in financing activities for the six-month period ended June 28, 2008, was primarily for the purpose of paying down our line of credit.

Current Indebtedness

On June 20, 2006, the Company entered into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto, which was amended in September, 2007 (the “Credit Facility”). The Credit Facility consists of a $90.0 million asset-based revolving credit facility

(the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility.

Loans incurred under the Credit Facility bear interest per annum, at (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 0.50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of Borrower’s subsidiaries. The Credit Facility has a term of five years. We cannot offer any assurance that the Credit Facility can be extended or refinanced at the end of its term, or that, if it can be extended or refinanced, it will be under favorable terms.

The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. We cannot offer any assurance that a default, should one occur, would be waived or cured, that the credit Facility could be refinanced if not waived or cured, or that, if there were a refinancing, that it would be under favorable terms.

Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus the lesser of (i) 70% of the value of eligible inventory or (ii) up to 90% of the net orderly liquidation value of eligible inventory, plus the lesser of (i) $17,500,000 or (ii) 70% of the fair market value of eligible real estate, and minus $2.5 million, which is an availability block used to calculate the borrowing base. At June 28, 2008, we are not in default of any covenants and we had $34.6 million of outstanding borrowings under the Credit Facility and $33.0 million of borrowing availability after giving effect to all required reserves. At December 29, 2007, we had $50.7 million of outstanding borrowings under the Credit Facility and $12.7 million of borrowing availability after giving effect to all required reserves.

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

Contractual Obligations

The following table of our material contractual obligations as of June 28, 2008, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1 -3 Years	4 - 5 Years	Years
	(in thousands)
Operating leases, net (1)	$201,347	$28,057	$54,508	$51,704	$67,078
Purchase obligations (2)	5,506	$5,324	182	—	—
Total	$206,853	$33,380	$54,690	$51,704	$67,078

(1)                        The operating leases, net line includes minimum payments due under non-cancelable operating leases as well as estimates on future common area maintenance fees, property taxes and insurance related to our leased properties. These estimates are based on fiscal 2007 actual results and are subject to change.

(2)                        Purchase obligations consist of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Credit Facility.

Capital Expenditures

Subject to our ability to generate sufficient cash flow, for the remainder of fiscal 2008 we expect to spend between $2.0 million and $4.0 million on capital expenditures to open additional stores and/or to retrofit, update or remodel existing stores.

Off-Balance Sheet Arrangements

As of June 28, 2008, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our write-down or inventory loss reserves. However, if estimates regarding consumer demand are inaccurate or our estimates regarding physical inventory losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our actual write-down and loss reserves at June 28, 2008, would have affected net earnings by approximately $0.4 million.

Write-downs for inventory shrinkage are based on management’s estimates and recorded as a percentage of net revenues on a monthly basis at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the statements of operations was 0.9% and 1.2% of net revenues for the six-month periods ended June 28, 2008 and June 30, 2007, respectively.  Inventory shrinkage expense recorded for the six-month periods ended June 28, 2008 and June 30, 2007, respectively, is a result of estimated inventory shrink loss for the periods and physical inventory counts made during the respective periods.

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

Product Return Reserves

We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. For the six-month periods ended June 28, 2008 and June 30, 2007, we recorded 3.2% and 3.5% of net revenues as a reserve for net returns, defined as the applicable net revenues estimated to be returned, less the related cost of goods sold. We routinely compare actual experience to current reserves and make adjustments to the reserve and the reserve rate to keep them in correlation to our actual experience.

We have not made any material changes in the accounting methodology used to estimate product returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our product returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may incur losses or gains that could be material. A 10% change in our product returns reserve at June 28, 2008 would have affected net earnings by approximately $0.1 million.

Store Closure Costs

When we decide to close a store, we comply with the accounting guidance provided by SFAS 146. Under SFAS 146, we estimate the future cash flows generated and expenses expected to be incurred through the store’s shutdown date. In the event that the expected expenses exceed the estimated future cash flows of the store, we recognize an expense to reflect that amount directly related to the shutdown of the store. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

We closed two stores due to expiring leases during the six-month period ended June 28, 2008. We did not close any stores during the six-month period ended June 30, 2007. We did not record any material store closure costs due to these closures. We currently plan to close one additional store in fiscal 2008, also due to the expiration of its lease terms. We do not forecast the necessity to record any expense amounts under SFAS 146 for remaining store closures in fiscal 2008 because the estimated future cash flows approximate the expected expenses incurred through the stores’ shutdown dates.

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

Deferred Tax Assets

As of June 28, 2008, our net deferred tax assets are $19.2 million, and we have recorded a full valuation allowance against such assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a material positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

Stock-Based Compensation

We follow the guidance set by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record the appropriate amount of compensation expense over the estimated service period in our consolidated statement of operations based on the fair value of the related awards at the time of issuance or modification. We have used the Black-Scholes fair value pricing model to estimate the fair value of stock option and stock grant awards granted under SFAS 123(R). The Black-Scholes model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates during the service period. In fiscal 2008, when calculating the volatility factor we based the calculation on a combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. We calculated our volatility rate in the Black-Scholes valuation calculation described above by using an equal 50% of our calculated volatility and our peer group’s calculated volatility. We believe the calculated basis for expected volatility provides a more reasonable measurement of our expected future volatility rate than solely using the two years of historic trading value of our shares. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)157, Fair Value Measurment (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, to provide entities the one-time election (Fair Value Option or FVO) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), to require the presentation of investments in available-for-sale securities and trading securities:

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

Interest Rate Risk

The interest payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of June 28, 2008, if the maximum available to us of $71.1 million under the credit facility had been drawn and the variable interest rate applicable to our variable rate debt had increased by 10 percentage points, our interest expense would have increased by $7.0 million on an annual basis, thereby materially affecting our results of operations and our cash flows. As our debt balances consist strictly of our Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during the three- and six month periods ended June 28, 2008. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.

Foreign Currency Risks

We purchase a significant amount of products from outside of the United States. However, these purchases are primarily made in U.S. dollars and only a small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

The overall weakness of the U.S. dollar in foreign countries from which we purchase goods has had an adverse impact on our margins for goods purchased in those foreign countries and sold in the U.S. We have generally not been able to raise our selling prices sufficiently to fully offset the increases in our purchasing costs.

We operate a fulfillment center in Toronto, Canada and a sales, marketing and fulfillment center near London, England, which expose us to market risk associated with foreign currency exchange rate fluctuations. At this time, we do not manage the risk through the use of derivative instruments. A 10% adverse change in foreign currency exchange rates would not have a material effect on our results of operations or financial condition. Additionally, we have not been a party to any derivative instruments during fiscal 2008.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

During the three- and six month periods ended June 28, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, in the aggregate, would have a material adverse impact on our financial results or consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors with respect to our quarter ended June 28, 2008 from those disclosed in our annual report on form 10-K filed with the SEC on March 6, 2008.

Item 5. Other Information

Annual Bonus Program Update

On August 4, 2008, the Compensation Committee modified the 2008 Bonus Plan that it adopted on February 27, 2008 so that executive officers, other than the chief executive officer, will be paid bonuses on the same schedule as other key employees. The 2008 Bonus Plan was adopted to provide an outcome-based annual cash incentive to executive officers and key employees. Payments under the 2008 Bonus Plan, if any, are contingent upon achievement of specified corporate objectives, as well as the employee’s continued employment with the Company on the date of payment. Executive officers are eligible under the 2008 Bonus Plan for a cash bonus of up to 40% of base pay for senior vice presidents and 25% of base pay for other vice presidents.  As a result of the amendment to the 2008 Bonus Plan, executive officers are eligible for payment of 30% of the potential bonus upon completion of the second fiscal quarter and 70% of the potential bonus after year end. Bonus payments for named executive officers will be made in August 2008 and, if a subsequent bonus is achieved, in the first quarter of fiscal 2009.  The Compensation Committee did not make any other modification to the plan nor modify the total potential bonus for any individual in the plan.

The Compensation Committee has not set specific individual performance targets for employees or executive officers but instead has based achievement of the annual bonus on achievement of corporate goals.  For additional information on the 2008 Bonus Plan, see the Company’s proxy statement filed with the Securities and Exchange Commission on March 27, 2008 under the caption “Compensation Discussion and Analysis—Elements of Compensation—Annual Bonus Program.”

Item 6. Exhibits

10.1	Employment Agreement, dated as of June 13, 2008, between Golfsmith International Holdings, Inc. and Martin E. Hanaka (incorporated by reference to the Company’s Form 8-K, filed on June 18, 2008).

10.2	Notice of Option Grant to Martin E. Hanaka, dated as of June 13, 2008 (incorporated by reference to the Company’s Form 8-K, filed on June 18, 2008).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: August 5, 2008

By:	/s/ Virginia Bunte
Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: August 5, 2008