Form 10-Q
period 2008-09-27
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2008-11-06
CIK 1202273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2008
$.001 par value	15,777,145 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2008

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 27,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,768,539	$4,025,299
Receivables, net of allowances of $282,626 at September 27, 2008 and $206,396 at December 29, 2007	1,477,980	1,600,844
Inventories	86,645,177	98,509,444
Prepaid expenses and other current assets	9,581,890	10,531,017
Total current assets	100,473,586	114,666,604

Property and equipment:
Land and buildings	22,173,502	21,719,245
Equipment, furniture and fixtures	34,230,754	37,292,454
Leasehold improvements and construction in progress	37,615,572	35,039,300
	94,019,828	94,050,999
Less: accumulated depreciation and amortization	(36,464,782)	(33,309,807)
Net property and equipment	57,555,046	60,741,192

Tradename	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251
Customer database, net of accumulated amortization of $2,266,136 at September 27, 2008 and $1,982,869 at December 29, 2007	1,133,069	1,416,336
Debt issuance costs, net of accumulated amortization of $313,911 at September 27, 2008 and $190,792 at December 29, 2007	451,436	574,556
Other long-term assets	357,658	391,097
Total assets	$185,101,046	$202,920,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,573,186	$49,008,389
Accrued expenses and other current liabilities	15,900,006	21,165,752
Line of credit	39,455,000	50,736,236
Total current liabilities	95,928,192	120,910,377

Deferred rent liabilities	12,236,230	11,771,043
Total liabilities	108,164,422	132,681,420

Stockholders’ Equity:
Common stock –$.001 par value; 100,000,000 shares authorized at September 27, 2008 and December 29, 2007, respectively; 15,777,145 and 15,777,145 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	15,778	15,778
Preferred stock –$.001 par value; 10,000,000 shares authorized at September 27, 2008 and December 29, 2007, respectively; no shares issued and outstanding	—	—
Deferred Stock Units -$.001 par value; 254,998 and 41,189 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	255	41
Additional paid-in capital	123,113,311	122,125,565
Accumulated other comprehensive income	84,801	346,259
Accumulated deficit	(46,277,521)	(52,249,027)
Total stockholders’ equity	76,936,624	70,238,616

Total liabilities and stockholders’ equity	$185,101,046	$202,920,036

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net revenues	$101,701,696	$106,526,847	$310,931,792	$309,188,103
Cost of products sold	66,768,840	68,705,865	204,154,561	200,841,230
Gross profit	34,932,856	37,820,982	106,777,231	108,346,873

Selling, general and administrative	31,094,717	32,605,293	97,598,043	97,569,728
Store pre-opening/closing expenses	150,416	271,170	259,783	2,049,566
Total operating expenses	31,245,133	32,876,463	97,857,826	99,619,294

Operating income	3,687,723	4,944,519	8,919,405	8,727,579

Interest expense	(550,826)	(799,864)	(2,287,285)	(2,716,566)
Interest income	43,626	24,140	85,871	69,666
Other income (expense), net	(5,092)	(19,219)	(3,620)	150,475

Income before income taxes	3,175,431	4,149,576	6,714,371	6,231,154

Income tax expense	(332,348)	(180,606)	(742,865)	(355,788)

Net income	$2,843,083	$3,968,970	$5,971,506	$5,875,366

Net income per common share - basic	$0.18	$0.25	$0.38	$0.37
Net income per common share - diluted	$0.17	$0.25	$0.37	$0.37

Basic weighted average common shares outstanding	16,031,516	15,813,464	15,943,376	15,784,276
Diluted weighted average common shares outstanding	16,390,243	15,844,606	16,075,039	15,953,985

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Operating Activities
Net income	$5,971,506	$5,875,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,644,702	6,352,657
Provision for bad debt expense	170,282	109,956
Amortization of intangible assets	283,267	283,267
Amortization of debt issue costs	123,120	98,681
Stock-based compensation	987,960	495,648
Loss on disposal of assets	10,251	—
Non-cash loss on write-off of property and equipment	—	17,179
Change in operating assets and liabilities:
Accounts receivable	(128,313)	(561,769)
Inventories	8,210,223	(3,477,311)
Prepaids and other current assets	933,259	2,349,850
Other assets	33,439	33,839
Accounts payable	(4,927,112)	(1,734,560)
Accrued expenses and other current liabilities	(5,057,428)	(1,225,735)
Deferred rent	465,187	3,829,225

Net cash provided by operating activities	13,720,344	12,446,293

Investing Activities
Purchase of property and equipment	(3,650,779)	(12,435,829)
Proceeds from the sale of assets	—	190,000

Net cash used in investing activities	(3,650,779)	(12,245,829)

Financing Activities
Principal payments on line of credit	(137,752,695)	(136,575,074)
Proceeds from line of credit	126,471,460	137,534,061
Debt issuance costs	—	(163,158)
Proceeds from exercise of stock options	—	331,809

Net cash (used in) provided by financing activities	(11,281,236)	1,127,638

Effect of exchange rate changes on cash and cash equivalents	(45,089)	70,822

Change in cash and cash equivalents	(1,256,760)	1,398,924
Cash and cash equivalents, beginning of period	4,025,299	1,801,631

Cash and cash equivalents, end of period	$2,768,539	$3,200,555

Supplemental cash flow information:
Interest payments	$2,588,584	$2,290,027
Income tax payments	$1,072,199	$457,989

See accompanying notes to unaudited condensed consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Nature of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”). The Company has no operations nor does it have any assets or liabilities other than its investment in Golfsmith. Accordingly, these unaudited condensed consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three month periods ended September 27, 2008 and September 29, 2007, respectively, both consisted of 13 weeks. The nine month periods ended September 27, 2008 and September 29, 2007, respectively, both consisted of 39 weeks.

Foreign Currency Translation

The financial statements of our international operations, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the unaudited condensed consolidated statements of operations as either a component of costs of products sold or other income or expense, depending on the nature of the transaction.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and was adopted by the Company as of the beginning of the current fiscal year. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, to provide entities the one-time election (“Fair Value Option” or “FVO”) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to require the presentation of investments in available-for-sale securities and trading securities:

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

2.              Net Income Per Common Share

The calculation for basic net income per common share is based on the weighted average number of common shares outstanding, including outstanding deferred common stock units (“DSUs”). Diluted net income per common share is computed based on the weighted average number of common shares outstanding, including outstanding DSUs, and the dilutive effect of outstanding stock options.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income	$2,843,083	$3,968,970	$5,971,506	$5,875,366
Basic:
Weighted-average shares of common stock outstanding	15,777,145	15,771,187	15,777,145	15,757,898
Weighted-average shares of deferred common stock units outstanding	254,371	42,277	166,231	26,378

Shares used in computing basic net income per common share	16,031,516	15,813,464	15,943,376	15,784,276

Effect of dilutive securities:
Stock options and awards	358,726	31,142	131,663	169,709
Shares used in computing diluted net income per common share	16,390,243	15,844,606	16,075,039	15,953,985

Basic net income per common share	$0.18	$0.25	$0.38	$0.37
Diluted net income per common share	$0.17	$0.25	$0.37	$0.37

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Stock-Based Compensation

The Company calculates the fair value of option awards on the date of grant using the Black-Scholes option pricing model in accordance with SFAS No. 123(R), Share-Based Payment (“FAS 123(R)”). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued during 2008, expected volatility is based on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the two years of historic trading value of the Company’s own stock.  In calculating fair value for options issued prior to 2008, expected volatility was based 80% industry peer group volatility and based 20% on the Company’s own volatility.  The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award consistent with the guidance provided by the SEC in Staff Accounting Bulletin No. 107 and No. 110. The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.  In the case of service based awards, the resulting calculated fair values are reported as non-cash compensation expense in the unaudited condensed statements of operations and amortized over the vesting period.

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of stock option awards granted during the nine month periods ended September 27, 2008 and September 29, 2007 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 27,	September 29,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	68.6%	41.0%
Risk-free interest rate	3.3% - 4.0%	4.4%
Expected option life	6.5 years	6.5 years

The weighted-average grant date calculated fair value of stock options granted during the three and nine month periods ended September 27, 2008 was $1.97 and $1.52, respectively. The weighted-average grant date calculated fair value of stock options granted during the three and nine month periods ended September 29, 2007 was $3.06 in each period.

The Company made a grant of 751,000 and 40,000 stock options to employees to purchase common stock under the Company’s 2006 Incentive Compensation Plan (the “2006 Plan”) on May 9, 2008 and August 18, 2008, respectively.  Generally, the options issued vest in five equal annual installments commencing one year from the date of grant.

On June 13, 2008, the Company’s Board of Directors and Compensation Committee approved a grant of 1,000,000 stock options to Martin E. Hanaka, the Company’s newly appointed chief executive officer, as part of his employment agreement. The grant provides Mr. Hanaka the right to purchase 1,000,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s stock on the date of grant, which was $2.32 per share, vesting in five equal annual installments commencing one year from the date of grant. However, 800,000 shares included in the grant are subject to approval by the Company’s shareholders of an increase in the number of shares available for issuance under the 2006 Plan by at least an equal number of shares. Although the additional shares included in the option grant have not yet been approved by the Company’s shareholders, the Company believes that First Atlantic Capital, Ltd., which owns a majority of the voting shares, will vote in favor of increasing the number of shares available for issuance, and thus, the approval of the option grant is perfunctory. As such, for expense purposes related to the grant, the Company has treated the full 1,000,000 option grant as approved and has recorded the related non-cash compensation expense.

For the three month periods ended September 27, 2008 and September 29, 2007, the Company recorded non-cash compensation expense of $0.1 million in each period in selling, general and administrative expense. For the nine month periods ended September 27, 2008 and September 29, 2007, the Company recorded non-cash compensation expense of $1.0 million and $0.5 million in selling, general and administrative expense, respectively.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 27, 2008, there was $3.4 million of unamortized non-cash compensation expense, net of expected forfeitures, related to non-vested stock options which are expected to be amortized over a weighted-average period of approximately 2.9 years. No options were exercised during the nine month period ended September 27, 2008. During the nine month period ended September 29, 2007, 48,510 options were exercised with an intrinsic value of $0.1 million. Upon the exercise of options, the Company issues new common stock from its authorized shares.

4.              Income Taxes

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. For the three and nine month periods ended September 27, 2008, the Company’s provision for income taxes reflects an effective tax rate of approximately 10.5% and 11.1%, respectively. The Company’s effective tax rate was lower than the U.S. federal statutory rate of 34.0% primarily as a result of changes to its valuation allowances.  For the three and nine month periods ended September 29, 2007, the Company’s provision for income taxes reflects an effective tax rate of approximately 4.4% and 5.7%, respectively, due to the utilization of the Company’s net operating loss carryforwards and tax expense primarily relating to state and foreign income taxes.

For the three and nine month periods ended September 27, 2008, we recorded approximately $0.3 million and $0.7 million of income tax expense, respectively, on pre-tax income of approximately $3.2 million and $6.7 million, respectively.  During the three and nine month periods ended September 29, 2007, we recorded approximately $0.2 million and $0.4 million, respectively, of income tax expense on pre-tax income of approximately $4.1 million and $6.2 million, respectively.

In July 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.   The Company had $0.09 million of unrecognized tax benefits at September 27, 2008 and September 29, 2007, respectively, which would impact the Company’s effective income tax rate if recognized. As of September 27, 2008, the Company does not expect to recognize any tax benefits in the next twelve months due to the closing of open tax years. Unrecognized income tax benefits relate to the uncertainty regarding deductions taken on returns that have not been examined by the applicable tax authority.  The Company recognized no material adjustments to the liability for unrecognized income tax benefits from the balance recorded as of December 29, 2007. The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

5.              Comprehensive Income

Comprehensive income is computed as net income plus certain other items that are recorded directly to shareholders’ equity. In addition to net income, the components of comprehensive income also include foreign currency translation adjustments. Comprehensive income for the three and nine month periods ended September 27, 2008 decreased $0.3 million in each period.   Changes in comprehensive income for the three and nine month periods ended September 29, 2007 were $0.03 million and $0.07 million, respectively.

6.              Intangible Assets

The following is a summary of the Company’s intangible assets that are subject to amortization:

	September 27,	December 29,
	2008	2007
Customer database - gross carrying amount	$3,399,205	$3,399,205
Customer database - accumulated amortization	(2,266,136)	(1,982,869)

Customer database - net carrying amount	$1,133,069	$1,416,336

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to finite-lived intangible assets was approximately $0.1 million and $0.3 million for each of the three and nine month periods ended September 27, 2008 and September 29, 2007, respectively, and is recorded in selling, general and administration expense on the unaudited condensed consolidated statements of operations.

Our amortizable intangible assets are being amortized over the estimated useful lives of 9 years.

Future estimated amortization expense related to intangible assets subject to amortization is as follows:

Remaining 2008	$94,422
2009	377,689
2010	377,689
2011	283,269

Total	$1,133,069

7.              Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	September 27,	December 29,
	2008	2007
Gift cards and returns credits	$7,341,140	$10,700,771
Taxes	3,829,359	6,065,345
Salaries and benefits	2,499,114	1,556,081
Allowance for returns reserve	915,546	920,773
Interest	349,732	856,236
Other	965,115	1,066,546
Total	$15,900,006	$21,165,752

8.              Debt

Credit Facility

On June 20, 2006, the Company entered into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Credit Facility”).  The Credit Facility was further amended in September 2007 and consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility, and a $10.0 million swing line subfacility.  On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).  The Credit Facility has a term of five years and expires in June 2011.

Interest Rate and Fees.  Loans outstanding under the Credit Facility bear interest per annum at (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants and Events of Default.  The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of September 27, 2008, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Credit Facility are based on a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 67% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) $3.5 million, which is an availability block used to calculate the borrowing base. At September 27, 2008, the Company had $39.5 million of outstanding borrowings under the Credit Facility and $21.8 million of borrowing availability after giving effect to all reserves. At December 29, 2007, the Company had $50.7 million of outstanding borrowings under the Credit Facility and $12.7 million of borrowing availability after giving effect to all required reserves.

Guarantees.  Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

The Company has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, including its liability for the Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations and include its liability for the Credit Facility. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

9.              Related Party Transactions

The Company had previously recorded a related party receivable and offsetting liability of approximately $1.5 million related to estimated state taxes owed and related interest on those past due amounts (the “State Taxes and Interest Owed”). The State Taxes and Interest Owed relate to periods prior to the acquisition by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. in 2002. The individuals that were shareholders of Golfsmith International, Inc. (the “Selling Shareholders”), have agreed to reimburse the Company for all State Taxes and Interest Owed.  In May, 2008, the Company received $1.2 million from the Selling Shareholders for the State Taxes and Interest Owed.  In turn, the Company filed the amended tax returns and paid the related State Taxes and Interest Owed of $1.2 million, as well as associated penalties of $0.2 million. The Company does not expect to incur any additional liabilities or expense related to this matter in future periods.

10.  Commitments and Contingencies

Lease Commitments

The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods and escalating rents. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes and insurance. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 27, 2008, future minimum lease payments and sublease rental income under non-cancelable operating leases, excluding repairs and maintenance, property taxes and insurance, with initial terms of one year or more, are presented in the table below for each of the 12-month periods ending at the end of our third fiscal quarter for each year presented below.

	Operating Lease Obligations	Sublease Rental Income

2008	$23,424,643	$1,473,968
2009	22,983,855	1,422,778
2010	22,982,370	1,411,522
2011	22,567,071	1,384,508
2012	19,653,376	1,029,346
Thereafter	51,128,397	1,915,722
Total	$162,739,712	$8,637,844

The operating leases expire at various times through 2021. Rent expense, net, for all operating leases was $5.6 million and $16.7 million for the three and nine month periods ended September 27, 2008, respectively. Rent expense, net, for all operating leases was $5.1 million and $14.8 million for the three and nine month periods ended September 29, 2007, respectively.  Sublease rental income recorded as a reduction of rent expense was $0.3 million and $0.9 million for the three and nine months ended September 27, 2008, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 29, 2007, respectively.

Employment Agreements

The Company has employment agreements with Virginia Bunte, senior vice president, chief financial officer and treasurer, Sue E. Gove, executive vice president and chief operating officer (see Note 11) and Martin E. Hanaka, chairman and chief executive officer.

Legal Proceedings

The Company is party to a legal dispute regarding its obligations under a lease agreement that it believes was properly assigned to a third party.  The assignee has defaulted under the terms of the lease agreement and the landlord is asserting that the assignment of the lease was not properly authorized.  In the opinion of management, the Company should prevail in this dispute, however, in the event that the outcome is different from what management anticipates, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business.  The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.  The Company believes the amounts provided in its consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

11. Subsequent Events

Subsequent to the end of the third quarter, the Company’s Compensation Committee of the Board of Directors approved an amendment, effective January 1, 2009, to the Company’s existing severance plan (the “Amended Severance Plan”).  Under the terms of the Amended Severance Plan, the Company’s named executive officers (as defined in the Company’s Annual Report on Form 10-K as filed with the SEC on March 6, 2008) are entitled to up to 52 weeks of severance pay at the officer’s base salary if employment is terminated without cause at any time, unless the severance benefit under the Amended Severance Plan is superseded by an employment agreement.  Additionally, severance payments payable to any named executive officer after termination will cease upon such officer’s obtaining employment elsewhere. The foregoing description of the Amended Severance Plan does not purport to be complete and is qualified in its entirety by the terms and conditions of the Golfsmith International Holdings, Inc. Severance Plan, which is filed as Exhibit 10.7 attached hereto.

On September 29, 2008, the Company entered into an employment agreement with Sue E. Gove in connection with her appointment as the Company’s executive vice president and chief operating officer. Under the terms of the agreement, Ms. Gove’s initial base salary will be $400,000 per year subject to annual review by the compensation committee (the “Base Compensation”). Ms. Gove will be eligible for an annual incentive bonus at a target level of 50% of Base Compensation during the term of the agreement based on the Company’s attainment of such financial targets as are established by the board of directors of the Company.   Ms. Gove was also granted an option to purchase an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share under the 2006 Plan. The option is exercisable in five equal annual installments beginning on September 29, 2009.

On October 15, 2008, a senior executive gave notice of his resignation from his position as Senior Vice President—Merchandising effective October 28, 2008. The Company does not expect to hire a replacement at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store retrofits and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

Forward-looking statements are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based in part on currently available information and in part on management’s estimates and projections of future events and conditions. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the introduction of new product offerings, store opening costs, our ability to lease new sites on a timely basis, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that, differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to the Risk Factors set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2008.

We believe our forward-looking statements are based on reasonable assumptions; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel and accessories. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1973 we opened our first retail store, and in 1975 we mailed our first general golf products catalog. Over the past three decades, in an effort to grow our business and increase our market share, we have continued to expand our product offerings, open retail stores and add to our catalog distribution. In addition, we have an internet site, www.golfsmith.com, which is a significant part of our direct-to-consumer channel.

We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs.  As of November 6, 2008, we operated 72 retail stores in 19 states and 25 markets, which include 13 of the top 15 golf markets. We continue to explore opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. In fiscal 2008, we have substantially reduced the square footage growth of our retail operations and we continue to evaluate our effectiveness in existing markets. We closed two stores in one of our larger markets, relocated one store, and have not opened any new stores this year. However, we have signed a lease for premises in Palm Desert, a new market for us, and we intend to open a retail store there during the first quarter of 2009. Furthermore, subsequent to the end of the third quarter, we signed a lease for premises in Troy, Michigan for the relocation of one of our existing stores, since our current lease expires on March 31, 2009.  A major part of our strategy continues to be enhancing the non-clubmaking and internet portions of our direct-to-consumer channel. In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as is the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 will have 14 weeks. The three month periods ended September 27, 2008 and September 29, 2007 each consisted of 13 weeks. The nine month periods ended September 27, 2008 and September 29, 2007 each consisted of 39 weeks. In addition, the timing on the calendar of relatively higher sales volume holiday periods could affect our revenue. In the fourth quarter of fiscal 2008, due to the timing of the Thanksgiving holiday, the higher sales volume holiday season will be shorter in comparison to the same period in fiscal 2007.

Industry Trends

The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry has become extremely competitive as general sporting goods or other golf specialty retailers have expanded their markets. We also face new competition as new competitors enter the marketplace in our existing channels. In addition, the clubmaking business has been in decline for the last several years and may continue to decline going forward. We believe this decline is due to the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles, the rise of the now more accessible pre-owned club market and declining interest by consumers in building their own clubs.

Sales of golf products are generally affected by increases and decreases in the number of golf participants and the number of rounds played annually in the United States. According to the National Golf Foundation (“NGF”), the number of rounds played has had minimal increases over the past four years and the number of golf participants has stayed fairly flat. The NGF estimates that in 2007 there were approximately 30 million golf participants and the number of rounds played was approximately 500 million. The NGF predicts that, over the next 20 years, the number of golf participants in the United States will grow by three to four million and that the number of rounds played will increase by 100 to 150 million. Because of an anticipated slow growth rate in the golf industry, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations data and the related percentage of total net revenues (in thousands):

	Three Months Ended				Nine Months Ended
	September 27,		September 29,		September 27,		September 29,
	2008		2007		2008		2007

Net revenues	$101,702	100.0%	$106,527	100.0%	$310,932	100.0%	$309,188	100.0%
Cost of products sold	66,769	65.7%	68,706	64.5%	204,155	65.7%	200,841	65.0%
Gross profit	34,933	34.3%	37,821	35.5%	106,777	34.3%	108,347	35.0%

Selling, general and administrative	31,095	30.6%	32,605	30.6%	97,598	31.4%	97,570	31.6%
Store pre-opening/closing expenses	150	0.1%	271	0.3%	260	0.1%	2,050	0.7%

Total operating expenses	31,245	30.7%	32,876	30.9%	97,858	31.5%	99,619	32.2%

Operating income	3,688	3.6%	4,945	4.6%	8,919	2.9%	8,728	2.8%

Interest expense	(551)	-0.5%	(800)	-0.8%	(2,287)	-0.7%	(2,717)	-0.9%
Interest income	44	0.0%	24	0.0%	86	0.0%	70	0.0%
Other income (expense), net	(5)	0.0%	(19)	0.0%	(4)	0.0%	150	0.0%

Income before income taxes	3,175	3.1%	4,150	3.9%	6,714	2.2%	6,231	2.0%

Income tax expense	(332)	-0.3%	(181)	-0.2%	(743)	-0.2%	(356)	-0.1%

Net income	$2,843	2.8%	$3,969	3.7%	$5,972	1.9%	$5,875	1.9%

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three and nine month periods ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended				Nine Months Ended
	September 27,	September 29,	$	%	September 27,	September 29,	$	%
	2008	2007	Change	Change	2008	2007	Change	Change
Comparable stores	$77,640	$81,377	$(3,738)	-4.6%	$219,971	$227,939	$(7,968)	-3.5%
Non-comparable stores	4,557	3,378	1,178	34.9%	27,304	11,219	16,085	143.4%
Total stores	82,196	84,755	(2,559)	-3.0%	247,275	239,158	8,117	3.4%

Direct-to-consumer	17,497	19,793	(2,296)	-11.6%	56,998	63,770	(6,772)	-10.6%
International distributors and other	2,010	1,979	31	1.5%	6,659	6,260	399	6.4%
Net revenues	$101,702	$106,527	$(4,825)	-4.5%	$310,932	$309,188	$1,744	0.6%

Revenues

Revenue channels. We generate revenues from the sale of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources including international distributors. Revenues consist of merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage.

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

Seasonality. Our business is seasonal, and our sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of our annual net revenues and annual net operating income than other periods in our fiscal year. During the months encompassing these seasons, we achieve the majority of our annual net revenues and substantially all of our annual operating income.

Cost of Products Sold

We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs and discounts increase and decrease, respectively, the value of inventory recorded on our consolidated balance sheets.  These costs and discounts are then subsequently reflected in cost of products sold upon the sale of that inventory.  Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of products sold. Income received from our vendors through our co-operative advertising program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of products sold when the related merchandise is sold.  Because some retailers could exclude these costs from cost of products sold or include certain other costs in cost of products sold and instead include them or exclude them in a line item such as selling, general and administrative expense, our gross profit may not be comparable to those of other retailers.

Operating Expenses

Selling, general and administrative.  Selling, general and administrative expenses consist of all expenses associated with general operations for our stores, our corporate headquarters and international operations. This includes salary and related benefits, occupancy costs, including rent and common area maintenance, information technology, legal, accounting, stock-based compensation, advertising and direct expenses, including supplies for all retail and corporate facilities. A portion of our occupancy expenses is offset through our subleases to GolfTEC Learning Centers (see Note 10). Additionally, a portion of income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses.

Store pre-opening/ closing expenses.  Store pre-opening expenses consist of costs related to the opening of new stores that are incurred prior to the opening. These include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. These costs, except for rent as noted below, are recorded as an expense upon the opening of each store. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses. Our store closing expenses could include charges related to future net lease obligations and lease cancellations, personnel expenses, miscellaneous occupancy charges and non-recoverable investments in fixed assets.

Three Months Ended September 27, 2008 compared to Three Months Ended September 29, 2007

Net Revenues.  Net revenues decreased 4.5% to $101.7 million for the three months ended September 27, 2008 as compared to $106.5 million for the three months ended September 29, 2007. The decrease was principally due to a $2.6 million decrease in our store revenues and a decrease of $2.3 million from our direct-to-consumer channel. Although our net revenues have been positively impacted in the current quarter by the significant expansion of our store base in fiscal 2007, our net revenues decreased during the current year quarter as compared to the same period in the prior year due to economic factors affecting our industry and increased competition resulting from competitor entry into certain geographic markets.  Our direct-to-consumer revenue channel continues to decline both as a percentage of total revenues as our retail base grows, and in total dollar amount.

Changes in revenues generated from our stores are driven primarily by the number of stores in operation and changes in comparable store sales.  We have increased our store base due to the opening of 13 stores during fiscal 2007, partially offset by the closing of one store during fiscal 2007 and two stores in fiscal 2008.  During fiscal 2008, there have been no new store openings; however, we relocated one existing store during the third quarter of 2008.  The decrease in our store revenues for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 was primarily due to a decrease in comparable store revenues of $3.7 million, or 4.6%, resulting primarily from the continuing impact of general economic conditions.  This decrease was partially offset by an increase of $1.2 million, or 34.9%, in our non-comparable store revenues, resulting from the opening of new stores during the third and fourth quarter of 2007.  In the three months ended September 27, 2008, four stores entered our comparable store base and we expect that one will become comparable in each of the fourth quarter of 2008 and the first quarter of fiscal 2009.

Gross Profit.  Consolidated gross profit as a percentage of net revenues decreased to 34.3% for the three months ended September 27, 2008 from 35.5% for the three months ended September 29, 2007.  The decrease in our gross profit, as a percentage of net revenues, was primarily attributable to increased promotional activity as well as an increase in lower margin products sold year over year. By increasing our sales promotions, we believe that we were able to improve our competitive position in specific markets and drive revenues; however, this had a negative impact on our margins. Our mix of products sold also negatively impacted margins as we saw an increase in the percentage of sales from lower margin items such as used clubs, certain brand name clubs and electronic accessories. In addition, revenue from our higher margin direct channel, specifically clubmaking products, continued to decline.

Selling, general and administrative.  Selling, general and administrative expense decreased 4.7% to $31.1 million for the three months ended September 27, 2008 compared to $32.6 million for the three months ended September 29, 2007. As a percentage of net revenues, selling, general and administrative expense was 30.6% in each of the three month periods ended September 27, 2008 and September 29, 2007.  The dollar decrease in selling, general and administrative expense was primarily due to a decrease of $1.0 million related to our direct-to-consumer channel. In addition, during the three months ended September 27, 2008 we reduced selling, general and administrative expenses at our comparable stores by $0.2 million and our corporate administration expenses by $0.3 million. Selling, general and administrative expense at our non-comparable stores remained flat during the three months ended September 27, 2008 as compared to the three months ended September 29, 2007.

The decrease in expenses related to our direct-to-consumer channel primarily consisted of a reduction in marketing expense due to a change in the means by which we delivered promotional materials to our customers.  The decrease in expenses at our comparable stores is consistent with the decrease in net revenues during the current year quarter as well as decreased wages and related benefits as a result of strategic efforts that improved the balance of full-time and part-time personnel. The decrease in expenses related to our corporate administration was principally due to a decrease in salaries and related benefits due to the reduction in force during the first quarter of fiscal 2008.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses decreased 44.7% to $0.2 million for the three months ended September 27, 2008 compared to $0.3 million for the three months ended September 29, 2007. As a percentage of net revenues, store pre-opening / closing expenses decreased to 0.1% for the three months ended September 27, 2008 from 0.3% for the three months ended September 29, 2007.  The decrease in store pre-opening / closing expenses is due to the opening of one new store during the three months ended September 29, 2007 while there were no new store openings in the current year quarter and only minimal costs incurred due to the relocation of one existing store.

Interest expense. Interest expense decreased by 31.2% to $0.6 million for the three months ended September 27, 2008 compared to $0.8 million for the three months ended September 29, 2007.  As a percentage of net revenues, interest expense decreased to 0.5% from 0.8% in the comparable prior year period.  The decrease in interest expense is due to a decrease in both interest rates and the average balance outstanding on our indebtedness.

Interest income. Interest income increased to $0.04 million for the three months ended September 27, 2008 compared to $0.02 million for the three months ended September 29, 2007.

Other income (expense), net. Other income (expense), net consists primarily of exchange rate variances and did not change significantly during the three months ended September 27, 2008 compared to the three months ended September 29, 2007.

Income tax expense.  During the three months ended September 27, 2008, we recorded approximately $0.3 million of income tax expense on pre-tax income of approximately $3.2 million. The tax expense for the period differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  During the three months ended September 29, 2007, we recorded approximately $0.2 million of income tax expense on pre-tax income of approximately $4.1 million. The tax expense for the period differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to the utilization of the Company’s net operating loss carryforwards and tax expense primarily relating to state and foreign income taxes.

Nine Months Ended September 27, 2008 compared to Nine Months Ended September 29, 2007

Net Revenues.  Net revenues increased 0.6% to $310.9 million for the nine months ended September 27, 2008 compared to $309.2 million for the nine months ended September 29, 2007. The increase was primarily due to an $8.1 million increase in our store revenues and was partially offset by a decrease of $6.8 million from our direct-to-consumer channel. Although our current period net revenues have been positively impacted by the significant expansion of our store base in fiscal 2007, our net revenues remained relatively flat during the current year as compared to the same period in the prior year due to economic factors affecting our industry and increased competition resulting from competitor entry into certain geographic markets.  Our direct-to-consumer revenue channel continues to decline both as a percentage of total revenues as our retail base grows, and in total dollar amount.

The increase in our store revenues for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 was due to an increase in non-comparable store revenues of $16.1 million resulting from the increase in our store base during 2007.  In addition, our comparable store revenues decreased by $8.0 million, or 3.5% during the nine months ended September 27, 2008 compared to the nine months ended September 29, 2007 primarily due to the continuing impact of general economic conditions.

We believe that the macroeconomic climate adversely affected our direct-to-consumer channel business, particularly in clubmaking, as consumers seem to be favoring pre-owned clubs over our clubmaking offerings. Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel more often than not.

In addition to these macroeconomic and market level effects of increased competition impacting our net revenues, golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., decreased 1.4% in the nine months ended September 27, 2008 compared to the same period in fiscal 2007. We believe that, taken together, the factors listed above all contributed to reduced consumer demand in fiscal 2008.

Gross Profit.  Consolidated gross profit as a percentage of net revenues decreased to 34.3% for the nine months ended September 27, 2008 from 35.0% for the nine months ended September 29, 2007.  The decrease in our gross profit, as a percentage of net revenues, was primarily attributable to increased promotional activity as well as an increase in lower margin products sold year over year, partially offset by improved margins resulting from inventory cost control initiatives implemented during the current year. By increasing our sales promotions, we increased our net revenues and this was helpful competitively in specific markets, however, this had a negative impact on our margins.  Our mix of products sold also negatively impacted margins as we saw an increase in the percentage of sales from lower margin items such as used clubs, certain brand name clubs and electronic accessories.  In addition, revenue from our higher margin direct channel, specifically clubmaking products, continued to decline.

Selling, general and administrative.  Selling, general and administrative expense remained flat at $97.6 million in each of the nine month periods ended September 27, 2008 and September 29, 2007. As a percentage of net revenues, selling, general and administrative expense decreased to 31.4% for the nine months ended September 27, 2008 from 31.6% in the comparable prior year period.  Furthermore, selling, general and administrative expense decreased $2.6 million in our direct-to-consumer channel, decreased $2.0 million at our comparable stores, increased $0.8 million at our corporate administration, and increased $3.9 million at our non-comparable stores.

The decrease in expenses related to our direct-to-consumer channel primarily consisted of reductions in marketing expense due to a change in the means by which we delivered promotional materials to our customers. The decrease in expenses at our comparable stores was primarily due to decreased wages and related benefits as well as a decrease in advertising expenses. The increase in expenses related to our corporate administration was primarily due to one-time charges related to severance payments made to our former chief executive officer.

Store pre-opening / closing expenses.   Store pre-opening / closing expenses decreased 87.4% to $0.3 million for the nine months ended September 27, 2008 compared to $2.1 million for the nine months ended September 29, 2007. As a percentage of net revenues, store pre-opening / closing expenses decreased to 0.1% for the nine months ended September 27, 2008 from 0.7% for the nine months ended September 29, 2007.  The decrease in store pre-opening / closing expenses is due to the opening of 12 new stores during the nine months ended September 29, 2007 while there have been no new store openings in the current fiscal year and only minimal costs incurred due to the relocation of one existing store during the third quarter of fiscal 2008.

Interest expense. Interest expense decreased by 15.8% to $2.3 million for the nine months ended September 27, 2008 compared to $2.7 million for the nine months ended September 29, 2007, and as a percentage of net revenues, decreased to 0.7% from 0.9% in the comparable prior year period.  The decrease in interest expense is due to a decrease in both interest rates and the average balance outstanding on our indebtedness.

Interest income. Interest income increased to $0.09 million for the nine months ended September 27, 2008 compared to $0.07 million for the nine months ended September 29, 2007.

Other income (expense), net.  Other income (expense), net decreased during the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 due a gain of $0.2 million recognized in June 2007 related to the sale of intellectual property.

Income tax expense. During the nine months ended September 27, 2008, we recorded approximately $0.7 million of income tax expense on pre-tax income of approximately $6.7 million. The tax expense for the period differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  During the nine months ended September 29, 2007, we recorded approximately $0.4 million of income tax expense on pre-tax income of approximately $6.2 million. The tax expense for the period differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to the utilization of the Company’s net operating loss carryforwards and tax expense primarily relating to state and foreign income taxes.

Liquidity and Capital Resources

As of September 27, 2008 our primary source of liquidity consisted of cash and cash equivalents totaling $2.8 million and $21.8 million of available borrowings under our revolving credit facility as further described below.  Working capital at September 27, 2008 was $4.5 million.

Historically, cash flows generated from operations and our borrowing capacity under the Credit Facility, have allowed us to meet our cash requirements, including capital expenditures and working capital needs. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. In addition, future cash outflows related to new store openings, store retrofittings, advertising and capital expenditures may need to be adjusted accordingly. If cash from operations and cash available from the Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms. Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so. You should read the information set forth under “Risk Factors” as set forth in Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the SEC on March 6, 2008.

Cash Flows

Operating Activities

Our cash flows from operations are seasonal.  Operating activities provided $13.7 million of cash for the nine months ended September 27, 2008 and $12.4 million of cash for the nine months ended September 29, 2007. The increase in cash provided by operating activities during the nine months ended September 27, 2008, as compared to the nine months ended September 29, 2007, primarily reflects a decrease in cash used for inventory purchases consistent with downward sales trends.  Cash used from operations in the prior year was higher due to an increase in cash used for inventory stock purchases as a result of 13 new store openings.  The increase in cash provided in the current year period was partially offset by a decrease in cash related to the timing of other working capital activities.

Investing Activities

We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology and expenditures for distribution facilities and corporate headquarters. Investing activities used $3.7 million of cash for the nine months ended September 27, 2008 and $12.2 million of cash for the nine months ended September 29, 2007. The decrease in cash used during the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 was driven by a large decrease in capital spending, as there have been no new store openings during fiscal 2008 and minimal spending related to the relocation of an existing store.  We opened 13 new stores in fiscal 2007.

Financing Activities

Financing activities used $11.3 million of cash for the nine months ended September 27, 2008 and provided $1.1 million of cash for the nine months ended September 29, 2007.  Cash used in financing activities during the nine month period ended September 27, 2008 was principally related to net principal payments on the Credit Facility.  Cash provided during the nine months ended September 29, 2007 reflects net proceeds from the Credit Facility of $1.0 million, $0.3 million of proceeds from the issuance of stock, and the payment of $0.2 million in debt issue costs.

Capital Expenditures

Our future capital requirements will primarily depend on the number and timing of new stores opened and to a certain extent, capital needed for strategic growth opportunities. The growth of our business also may require additional capital investments in our infrastructure to support a larger store base. Capital may also be needed in the future to remodel or relocate existing stores.  Subject to our ability to generate sufficient cash flows, for the remainder of fiscal 2008, we expect to spend between $1.3 million and $1.5 million on capital expenditures related to the opening of one additional store during the first quarter of 2009 and various other corporate projects.  Furthermore, we expect to incur additional expenses in the first quarter of 2009 related to this store, partially offset by the receipt of a tenant improvement allowance.

Indebtedness

As of September 27, 2008, we had approximately $39.5 million in aggregate indebtedness outstanding and $21.8 million in available borrowings under the Credit Facility, after giving effect to all reserves.

Credit Facility

On June 20, 2006, we entered into an amended and restated credit agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Credit Facility”).  The Credit Facility was further amended in September 2007 and consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility, and a $10.0 million swing line subfacility.  On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).  The Credit Facility has a term of five years and expires in June 2011.  We cannot offer any assurance that the Credit Facility will be extended or refinanced at the end of its term, or that, if it is extended or refinanced, it will be under favorable terms.

Interest Rate and Fees.  Loans outstanding under the Credit Facility bear interest per annum at (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter.

Covenants and Events of Default.  The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of September 27, 2008, we were in compliance with all applicable covenants.

Guarantees.  Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

We have no operations nor any assets or liabilities other than our investment in our wholly-owned subsidiary Golfsmith. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

Borrowings under our Credit Facility typically increase as working capital requirements increase in anticipation of peak selling periods in late spring and in advance of the December holiday gift-giving season, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under the Credit Facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and/or on acceptable terms.

Contractual Obligations

The following table of our contractual obligations as September 27, 2008 summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1 -3 Years	4 - 5 Years	Years
	(in thousands)
Operating leases, net (1)	$199,029	$28,280	$55,719	$51,353	$63,677
Purchase obligations (2)	5,513	$5,410	103	—	—
Total	$204,543	$33,690	$55,822	$51,353	$63,677

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

Off-Balance Sheet Arrangements

As of September 27, 2008, we did not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 6, 2008. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.  We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  We believe that the following accounting policies are the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Revenue Recognition.  We recognize revenues from our retail sales channel at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card. We recognize revenues from catalog and Internet sales upon shipment of merchandise and any service related revenue as the services are performed.

We recognize revenue from the sale of gift cards and issuance of returns credits when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and we determine that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in the unaudited condensed consolidated statements of operations.

For all merchandise sales, we reserve for sales returns in the period of sale using estimates based on our historical experience.

Inventory Valuation.  Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving condition and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income.

On a monthly basis, we write-down inventory for estimated shrinkage based on management’s estimates and record as a percentage of net revenues at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the unaudited condensed consolidated statements of operations for the nine months ended September 27, 2008 and September 29, 2007 was 0.8% and 1.1% of net revenues, respectively.  Inventory shrinkage expense recorded in each period is a result of estimated inventory shrink loss for the periods and physical inventory cycle counts made during the respective periods.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete or inventory loss reserves during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our excess and obsolete or inventory loss reserves. However, if estimates regarding consumer demand are inaccurate, consumer demand for our products changes in an unforeseen manner or our estimates regarding physical inventory losses are inaccurate, the level of reserves would be subject to change in future periods by amounts which could be material to our results of operations.  A 10% difference in our actual total inventory reserves at September 27, 2008, would have affected net income by approximately $0.5 million.

Long-lived Assets, Including Identifiable Intangible Assets.  We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.

In accordance with SFAS 144, on an annual basis and between annual tests in certain circumstances whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable, we review our intangible assets to determine whether there has been any change in the respective useful lives, or whether there has been impairment of these assets.  As of September 27, 2008, our intangible assets consist of our customer database.  Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates.  Furthermore, we may make material changes in future periods in the estimates and assumptions we use to calculate long-lived asset valuations and impairments. Such changes may result in material adverse effects on the results of our operations or financial condition.

Product Return Reserves.  We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We record reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. For the nine month periods ended September 27, 2008 and September 29, 2007, we recorded 3.2% and 3.5%, respectively, of net revenues as a reserve for net returns, defined as the applicable net revenues estimated to be returned, less the related cost of goods sold. We routinely compare actual experience to current reserves and make adjustments to the reserve and the reserve rate to keep them in correlation to our actual experience.

We have not made any material changes in the accounting methodology used to estimate product returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our product returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may incur losses or gains that could be material. A 10% change in our product returns reserve at September 27, 2008 would have affected net income by approximately $0.1 million.

Store Closure Costs.  When we decide to close a store, we comply with the accounting guidance provided by SFAS 146. Under SFAS 146, we estimate the future cash flows generated and expenses expected to be incurred through the store’s shutdown date. In the event that the expected expenses exceed the estimated future cash flows of the store, we recognize an expense to reflect that amount directly related to the shutdown of the store. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

We closed two stores due to expiring leases during the nine months ended September 27, 2008 and one store during the nine months ended September 29, 2007. We did not record any material store closure costs due to these closures.

Operating Leases.  We enter into operating leases for our retail locations. Other than our Austin campus retail location, which we own, store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of sales in excess of specified levels. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our condensed consolidated balance sheets and amortize the deferred rent over the term of the lease to rent expense in our condensed consolidated statements of operations. We record rent liabilities on our condensed consolidated balance sheets for contingent percentage of sales lease provisions when we determine that it is probable that the specified levels will be reached during the fiscal year.  We record initial direct costs incurred to effect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Stock-Based Compensation.  We follow the guidance set by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record compensation expense over the estimated service period in our condensed consolidated statements of operations based on the calculated fair values of the related awards at the time of issuance or modification. We have used the Black-Scholes option pricing model to estimate the fair value of stock options and stock awards granted under SFAS 123(R). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In fiscal 2008, we have calculated volatility based on an equal 50% combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted.  We believe the calculated basis for expected volatility provides a more reasonable measurement of our expected future volatility rate than using solely the two years of historic trading value of our shares. The expected term is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). Results for prior periods have not been restated.

In addition, as part of the requirements of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, resulting changes in stock-based compensation expense could have a material effect on our results of operations or financial position, and if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our consolidated financial statements may not be representative of the actual economic cost of the stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We adopted SFAS 157 as of the beginning of the current fiscal year. The adoption of SFAS 157 did not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement expands the standards under SFAS 157, to provide entities the one-time election (“Fair Value Option” or “FVO”) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”) to require the presentation of investments in available-for-sale securities and trading securities:

(a) in the aggregate of those fair value and non-fair-value amounts in the same line item and parenthetically disclose the amount of fair value included in the aggregate amount or;

(b) in two separate line items to display the fair value and non-fair-value carrying amounts.

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The effect of the re-measurement is reported as a cumulative-effect adjustment to opening retained earnings. We adopted SFAS 159 as of the beginning of the current fiscal year.  The adoption of SFAS 159 did not have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk

The interest payable on our Credit Facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of September 27, 2008, we had $39.5 million of borrowings outstanding under our Credit Facility.  A hypothetical 1% increase in variable interest rates would have impacted our net income and cash flow, for the three and nine months ended September 27, 2008, by approximately $0.1 million and $0.3 million, respectively. As our debt balances consist strictly of our Credit Facility discussed herein, we were not party to or at risk for additional liability due to interest rate sensitivity associated with any interest rate swap or other interest related derivative instruments during the three and nine months ended September 27, 2008. We regularly review interest rate exposure on our outstanding borrowings in an effort to evaluate the risk of interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

During the three and nine month periods ended September 27, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a legal dispute regarding its obligations under a lease agreement that it believes was properly assigned to a third party.  The assignee has defaulted under the terms of the lease agreement and the landlord is asserting that the assignment of the lease was not properly authorized.  In the opinion of management, the Company should prevail in this dispute, however, in the event that the outcome is different from what management anticipates, it could have a material adverse effect on the Company’s results of operations and financial condition.

We are involved in various other legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, in the aggregate, would have a material adverse impact on our financial position or results of operations.

Item 1A. Risk Factors

Other than the new risk factor described below, there have been no changes in our risk factors with respect to our quarter ended September 27, 2008 from those disclosed in our annual report on form 10-K filed with the SEC on March 6, 2008.

Our business may be adversely affected by a downturn in economic conditions that can result in decreased demand for our products.

Due to the discretionary nature of sporting goods, our revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies can result in decreased consumer spending, which in turn can have a material negative effect on our revenues and this could have a material adverse effect on our financial position and results of operations.

Item 5. Other Information

Annual Bonus Program Update

On August 4, 2008, the Compensation Committee modified the 2008 Bonus Plan that it adopted on February 27, 2008 so that executive officers, other than the chief executive officer, will be paid bonuses on the same schedule as other key employees. The 2008 Bonus Plan was adopted to provide an outcome-based annual cash incentive to executive officers and key employees. Payments under the 2008 Bonus Plan, if any, are contingent upon achievement of specified corporate objectives, as well as the employee’s continued employment with the Company on the date of payment. Executive officers are eligible under the 2008 Bonus Plan for a cash bonus of up to 40% of base pay for senior vice presidents and 20% of base pay for other vice presidents.  As a result of the amendment to the 2008 Bonus Plan, executive officers are eligible for payment of 30% of the potential bonus upon completion of the second fiscal quarter and 70% of the potential bonus after year end. Bonus payments for named executive officers were made in August 2008 and, if a subsequent bonus is achieved, in the first quarter of fiscal 2009. The Compensation Committee did not make any other modification to the plan nor modify the total potential bonus for any individual in the plan.

With few exceptions, the Compensation Committee has not set specific individual performance targets for employees or executive officers but instead has based achievement of the annual bonus on achievement of corporate goals.  For additional information on the 2008 Bonus Plan, see the Company’s proxy statement filed with the SEC on March 27, 2008 under the caption “Compensation Discussion and Analysis—Elements of Compensation—Annual Bonus Program.”

Item 6. Exhibits

10.5	Employment Agreement, dated as of September 29, 2008, between Golfsmith International Holdings, Inc. and Sue E. Gove (incorporated by reference to the Company’s Form 8-K, filed on September 29, 2008).

10.6	Notice of Option Grant to Sue E. Gove, dated as of September 29, 2008 (incorporated by reference to the Company’s Form 8-K, filed September 29, 2008).

10.7	Golfsmith International Holdings, Inc. Severance Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte.

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: November 6, 2008

By:	/s/ Virginia Bunte
Virginia Bunte
Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: November 6, 2008