Form 10-K
period 2009-01-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2009-03-03
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-52041

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1634847
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 N. IH-35

Austin, Texas 78753

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (512) 837-8810

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities Registered Pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $14.1 million.

There were 15,777,185 shares of the registrant’s common stock issued and outstanding as of March 3, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 3, 2009

COMPANY INFORMATION

Golfsmith International Holdings, Inc., the parent company of Golfsmith International, Inc., is a holding company that has no material assets other than all of the capital stock of Golfsmith International, Inc. In this Annual Report on Form 10-K, unless the context indicates otherwise, the term “Golfsmith’’ refers to Golfsmith International, Inc. and its subsidiaries. The term “Holdings’’ refers to Golfsmith International Holdings, Inc. and its subsidiaries. The terms “we,’’ “us’’ and “our’’ refer to disclosures that relate to both Golfsmith and Holdings. Our principal executive office is located at 11000 N. IH-35, Austin, Texas 78753-3195, and our telephone number is (512) 837-8810. Our Internet site address is www.golfsmith.com.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “potential,” “project,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include, but are not limited to:

•                  the state of the economy;

•                  the level of discretionary consumer spending;

•                  changes in consumer preferences and demographic trends;

•                  our ability to successfully execute our multi-channel strategy;

•                  expansion into new markets;

•                  the cost of our products;

•                  adverse or unseasonal weather conditions;

•                  inadequate protection of our intellectual property;

•                  our ability to protect our proprietary brand and reputation;

•                  the timing, amount and composition of future capital expenditures;

•                  the timing and number of new store openings and our expectations as to the costs associated with new store openings;

•                  the timing and completion of the remodeling of our existing stores; and

•                  other factors that we may not have currently identified or quantified.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1. Business

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf and tennis retail industry. We operate as an integrated multi-channel retailer, providing our customers, whom we refer to as “guests,” the convenience of shopping in our stores across the nation, through our Internet site, www.golfsmith.com, and from our catalogs. Our stores have knowledgeable employees, whom we refer to as “caddies,” and feature an activity-based shopping environment where our guests can test the performance of golf clubs in our in-store hitting areas. We offer an extensive product selection that features premier national brands, pre-owned clubs and also our proprietary-branded products discussed below. We also operate a golf instruction school, the Harvey Penick Golf Academy.  We offer a number of guest services and guest care initiatives, including our club trade-in program, 90-day playability guarantee, 115% low-price guarantee, our proprietary credit card, in-store golf lessons, and SmartFit™, our custom club-fitting program. Our distribution and fulfillment center and management information systems support and integrate our distribution channels and provide a scalable platform to support future expansion.

We began in 1967 as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog. Over the next 25 years, we expanded our product offerings, opened more retail stores, and grew our direct-to-consumer business by adding to our catalog product lines and expanding our direct-to-consumer network. In 1997, we launched our Internet site to further expand our direct-to-consumer business.

Store Operations

At January 3, 2009, we operated 72 stores in 19 states and 25 markets, which include 13 of the top 15 golf markets. The locations of our stores are fully described in Item 2. “Properties.”

We design our stores in a way that we believe will provide an exciting, activity-based shopping environment that resonates with the golf and tennis enthusiast and highlights our extensive product offerings. Our stores range in size from approximately 8,000 to 59,000 square feet, the average size being 18,000 square feet. Generally, 90% of store space is dedicated to selling while 10% is used for office and non-retail functions. Our store concept can vary in size and format to fit each market depending on local market demographics, competition, real estate prices and availability.

Each Golfsmith store offers premier-branded clubs, balls, apparel and accessories, as well as our proprietary-branded products including Clubmaker®, Golfsmith®, Hank Haney®, Killer Bee®, J.G.Hickory™, Lynx®, Profinity™, Snake Eyes®, TourTrek™, XPC®, Zevo®, Maggie Lane™, and ZTech®.  The majority of our stores also offer club components, clubmaking tools, supplies and on-site clubmaking, custom club-fitting and club repair services, as well as tennis racquet maintenance and repair services. Our stores incorporate technology, lessons and club demos in a range-like setting. All of our stores contain in-store kiosks that allow our guests to have access to over 50,000 stock keeping units (“SKU’s”) where they are able to special-order the requested item through us from one of our vendors, from our distribution and fulfillment center in Austin, Texas, or from a different store location for delivery to a particular store or other destination as chosen by the guest.  All of our stores offer hitting areas, putting greens and ball-launch monitor technology. In addition, our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a larger assortment of demo clubs.

We have entered into an agreement with GolfTEC Learning Centers to provide precision club-fitting and PGA-certified golf instruction to our guests. We had GolfTEC Learning Centers in 54 of our stores at January 3, 2009.

We intend to expand our store base selectively in existing and new markets in locations that fit our selection criteria, which include:

•                  demographic characteristics, such as above-average annual household income and a high number of golfers who play 25 or more rounds per year (“avid golfers”);

•                  presence and strength of competition;

•                  visibility and access from highways or other major roadways;

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

Our stores accounted for 79.6%, 77.4% and 74.0% of our total net revenues in fiscal years ended January 3, 2009 (“fiscal 2008”), December 29, 2007 (“fiscal 2007”) and December 30, 2006 (“fiscal 2006”), respectively. Of our 72 stores open at January 3, 2009, 32% were opened in the past three fiscal years.

Direct-to-Consumer

Our direct-to-consumer sales channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our guests an extensive line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 18.3%, 20.6% and 23.8% of our net revenues in fiscal years 2008, 2007 and 2006, respectively.   We believe that our clubmaking business has adversely affected our direct-to-consumer sales channel, particularly due to the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles, the rise of the now more accessible pre-owned club market and declining interest by consumers in building their own clubs.  Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel.

Internet

We offer over 50,000 golf and tennis products through our Internet site, www.golfsmith.com, which we began in 1997. We also have 17 registered domain names that link to www.golfsmith.com, two of which are linked to our European Internet site and one of which is linked to our Canadian Internet site.

Through our Internet site, we seek to extend to the direct-to-consumer channel the innovative products offered in our retail stores. We have further enhanced the guest shopping experience by featuring, among other items, the following:

•                  in-store pickup - allows guests to order an item online, avoid delivery expenses and waiting time by picking it up in-store;

•                  advanced search functionality - allows guests to search for products according to many attributes, including, but not limited to, brand, price, style, product ratings, and individual specifications per product category;

•                  product reviews - allows guests to post and read reviews of most products we offer;

•                  tips on equipment - provides guidance on how to select appropriate golf and tennis equipment;

•                  tennis section - includes a detailed buyer’s guide to assist both tennis enthusiasts and recreational tennis players in making their purchases;

•                  product personalization services - allows guests to order personalized merchandise;

•                  online SmartFit™ system - allows guests to custom-fit their golf clubs to their personal specifications by providing step-by-step instructions to walk them through the online club-fitting process;

•                  pre-owned club information - provides guests with full access to our pre-owned club selection and detailed information about the type of club;

•                  Club Trade-In Program - allows guests to trade in their used clubs and receive a merchandise credit for the value of the clubs in exchange;

•                  tee times - allows guests to use our Internet site to obtain tee times at golf courses across the country;

•                  Drive ® section - allows guests to shop for products specifically designed for the woman golfer;

•                  trip and vacation planner - allows guests to use our Internet site to plan and book their golfing vacations, including hotel, rounds of golf and rental car;

•                  store and item locator - allows guests to locate the store nearest to them in which a selected item is in stock; and

•                  live chat - provides guests with quick, personal, live assistance on-line with regard to product functionality, among other things, prior to making a purchase.

We believe our Internet site complements our retail stores and catalogs by building guest awareness of our brand and acting as an effective marketing vehicle for our products and services, including through new product introductions, special product promotions and our online offerings of proprietary-branded products. We believe that our Internet site also drives traffic to our stores, as evidenced by the fact that one of the most-used features on the Internet site is the store locator functionality.

Catalogs

We have a 40-year history as a catalog retailer and believe that we are one of the industry’s leading golf specialty catalog retailers. Our principal catalog publications are the “Golfsmith Consumer Catalog,” targeting the avid golfer, and the “Golfsmith Clubmaking Catalog,” a specialty catalog for people who build their own clubs.  Our Drive ® catalog specifically targets the women golfer and offers fashionable apparel and state-of-the-art golf equipment.  Our “Center Court” tennis catalog carries major brands of tennis equipment, apparel, and accessories for our tennis guests.

Our catalog titles are designed and produced by our in-house staff of art directors, writers and photographers. The regular production and distribution schedule of our consumer catalogs permits us to introduce new products regularly and make price adjustments as necessary. We continue to build and execute on our strategy of developing more targeted catalog vehicles promoting our specialty and lifestyle brands, consistent with industry trends.  To this effect, in fiscal 2008, we launched a marketing campaign targeting women consumers which we expect to continue to build upon in 2009.

Our guest database contains approximately 3.4 million names of individuals who have either purchased our products or have requested to receive our periodic mailings. We have developed this database largely through our catalog and Internet site order-processing and, to a lesser extent, through contests and point-of-sale data collection in our stores. We use statistical evaluation and selection techniques to determine which guest segments are likely to contribute the greatest revenues per mailing. In addition, we prospect for potential new guests by sending catalogs to individuals whose contact information we have licensed. We do not add these individuals to our guest database on a permanent basis unless they purchase products or request additional mailings.

International

We work with a group of international agents and distributors to offer golf club components, accessories, footwear, apparel and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary-branded equipment directly to retailers through a commissioned sales force and directly to consumers through a call center. Throughout most of Europe, parts of Asia and other parts of the world, we sell our products through a network of agents and distributors through licensing arrangements, and directly to consumers through our Internet site. Sales through our international distributors and our distribution and fulfillment center near London, England accounted for 1.7% of our total net revenues in each of fiscal 2008, 2007, and 2006.

Products and Merchandising

We offer a broad assortment of golf and tennis products, including our own proprietary golf brands, through all of our sales channels. We generally price our products consistently across all channels. We also tailor the merchandise selection in our stores to meet the regional preferences of our guests. By providing a wide-ranging, in-depth assortment of products and services, we attract the full spectrum of guests, from avid to recreational golfers as well as both tennis enthusiasts and recreational tennis players with buying interest across all of our price points.

Technological cycles.  Substantial technological advancements in golf equipment over the past decade have shortened product replacement cycles and increased club retail prices. Significant advances have been achieved in club head, shaft and golf ball construction, and club design and materials.  We believe the introduction of new and improved products, together with advertising and promotions by equipment manufacturers and retailers emphasizing the importance of proper equipment to one’s game, can encourage golfers to change their equipment more frequently.

Branded-products. We offer premier-branded golf and tennis equipment, apparel and footwear. We believe that carrying a broad selection of the latest premier-branded merchandise is critical to driving sales among our highest-spending and most passionate guests, the avid golf and tennis players.

Clubs. We carry a wide variety of premier-branded golf clubs from leading national manufacturers catering to both avid and recreational golfers. The premier golf club brands that we offer include, among others, Callaway, Cleveland, Cobra, Nike, Ping,

TaylorMade, and Titleist.  As consumer demand for pre-owned clubs has grown, we have continued to increase our offerings of pre-owned premier-branded clubs through our Club Trade-in program. This has enabled us to provide value-conscious guests with an assortment of premium branded club options at a lower price point.

Apparel and footwear. We offer a wide range of golf and tennis apparel including shirts, sweaters, dresses, vests, pants, skirts, shorts and outerwear along with such accessories as jewelry, watches and leather goods from such premier brands as Adidas, Ashworth, Callaway, Greg Norman, Nike, Ping and Under Armour. We also offer both golf and tennis footwear for men, women and juniors from top national brands such as Adidas, Bite, Callaway, Ecco, Etonic, FootJoy, Lady Fairway, Nike, Oakley, Prince and Wilson.

Club Components.  We offer a large selection of club components, including club heads (consisting primarily of our proprietary brands), shafts and grips, from the premier national brands in club components, including Aldila, Fujikura, Golf Pride, Lamkin, Royal Precision, True Temper, UST and Winn.

Golf balls. We offer a broad range of nationally recognized golf ball brands including Bridgestone, Callaway, Nike, TaylorMade, Titleist, and Top-Flite. Our selection of golf balls provide our guests with several options that suit their desire for distance and control.

Accessories. We provide an extensive range of golf and tennis accessories to support our guests’ golf and tennis activities including technology devices such as Global Positioning System (“GPS”) range finder units and other golf and tennis accessories, such as tees, sunglasses, cleaning and repair kits, towels, tennis bags, tennis strings and golf cart heaters. The premier brands of the accessories that we offer include Bushnell, Coleman, Head, Nike, Oakley, Prince, SkyHawk, Team Effort and Wilson.

Racquets. We offer a variety of premier national tennis racquet brands, such as Babolat, Head, Prince, Völkl and Wilson.

Golfsmith Proprietary Brands. Our proprietary brand trademarks include Clubmaker®, Golfsmith®, Hank Haney®, Killer Bee®, J.G.Hickory™, Lynx®, Profinity™, Snake Eyes®, TourTrek™, XPC®, Zevo®, Maggie Lane™, and ZTech®. Our proprietary-branded products accounted for $52.0 million, $55.4 million and $53.3 million of our net sales in fiscal 2008, 2007 and 2006, respectively. We develop and promote proprietary merchandise in the majority of our golf-related product categories, including clubs, club components, apparel, golf bags and covers, pull and push carts, shoes, furnishings, accessories, training aids and gifts.

Our proprietary brands provide quality products at attractive prices and generally have higher gross margins than the premier-branded products we offer due to a direct from manufacturer to consumer business model. We oversee the entire product development process of our proprietary brands through the combined efforts of an internal dedicated brand management team, outsourced golf club research and development design services, and full service third-party vendor partners. Our 40 plus year leadership position in clubmaking, along with our extensive selection of proprietary-branded products, allows us to appeal to custom clubmakers, which we believe has helped position ourselves as leaders in the area of equipment and product design.

We position our proprietary-branded products in two distinct ways. We feature our proprietary-branded products in premium name-brand dominated product categories such as clubs, clothing, shoes and balls.  We also complement and strategically co-exist with the premier-branded products by offering similar technology at lower price points. While the premier-branded merchandise we offer generally attracts avid golfers who are typically more brand-conscious, our proprietary brands generally serve our more value-conscious guests who are less brand-conscious. In commodity categories such as accessories, tees, and gifts where brands do not play a large role, we stock higher quantities of our proprietary products. By maintaining an inventory of the leading premier-branded merchandise, in combination with our broad line supply of high-quality but value conscious proprietary-branded items, we are able to supply our guests with a large assortment of products along a continuum of price points that we believe meets the needs of any type of golfer, thereby improving our profitability.

Guest-First Initiatives

We strive to create long-term relationships with our guests through our “Guest-First” philosophy. Through this service philosophy, we believe we are developing a culture that will enable us to cultivate a loyal customer base.

We offer our guests the following “Guest-First” initiatives to foster their loyalty and promote confidence in their purchases:

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

•                  Loyalty Program. Our Player Rewards loyalty program is free to all guests and provides members with advance notice of sales and special events, exclusive invitations to VIP-only events, trade-in bonuses, coupons and discounts on select products and services.

As part of our “Guest-First” philosophy, we also provide our guests with a number of other golf and tennis-related services, including the following:

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

•                  SmartFit™ Custom Club Fitting Program. We offer guests the ability to custom-fit their clubs through our SmartFit™ program. Through our SmartFit™ program, we customize premier and proprietary-branded clubs to the guest’s physical profile (height, wrist-to-floor distance and hand size), swing speed and the guest’s desired game characteristics (trajectory, control and distance). We also have the ability to custom build a set of golf clubs from scratch using our clubmaking technology and components. Our SmartFit™ program is available to our guests at every store, as well as through our Internet site.

•                  GolfTEC Learning Centers. Through our relationship with GolfTEC Learning Centers, we are able to complement our in-store employee team by providing in-store golf instruction. GolfTEC’s proprietary system features digital video, motion analysis and ball-flight projection to allow a staff of PGA-certified teaching pros to analyze our guest’s swing and compare it to a database of the swings of various professional golfers. In addition, GolfTEC provides software that enables guests to review their lesson, drills and instructor comments online. Guests’ participation in GolfTEC lessons drives traffic within our stores as our guests buy lesson packages that encourage repeat visits to our store location. At January 3, 2009, GolfTEC provided in-store golf lessons in 54 of our stores.

•                  Expert Racquet Maintenance and Repair Services. As a member of the U.S. Racquet Stringers Association, we are able to offer our guests expert racquet stringing services. Our racquet technicians have passed comprehensive tests to ensure their knowledge and understanding of racquet service and provide our guests with a full range of racquet services.

Guest Service

In order to encourage a knowledgeable employee team, we actively recruit golfing and tennis enthusiasts to serve as sales employees, because we believe that they bring enthusiasm to the shopping experience and are knowledgeable about the products we sell. We also target individuals with a strong retail background, because we believe a general understanding of retail sales is helpful to marketing and selling our products. We provide extensive product training and test our employees’ knowledge periodically so that they can provide our guests with informed assistance.

A component of our compensation is sales commissions, which we believe motivates sales employees to learn more about our product and service offerings and to demonstrate and explain to our guests the features and benefits of our products and services. Our commission system is designed to encourage our employees to focus on providing the products and/or services that are well suited to our guests. We believe our compensation package allows us to recruit and retain a sales force that leads to a quality guest experience.

Marketing and Advertising

Our marketing and advertising programs are designed to promote our extensive selection of premier national brands and proprietary brands at competitive prices. Through our integrated marketing and advertising, we emphasize our multi-channel business model by utilizing our in-store, catalog and Internet capabilities to promote our brand and advertise our innovative services and events.

We employ a combination of print, television, radio, direct mail, e-mail, search engine marketing, online advertising and outdoor media, as well as in-store events, to drive awareness of our brand. On the local level, we optimize the media mix to the geographic market based on media effectiveness in each and every market we serve.  The clustering of stores in particular markets allows local advertising techniques to be more cost-effective.

We employ additional marketing activities prior to key shopping periods, such as Father’s Day and the December holiday season, and in connection with specific sales and promotions. In particular, we hold various theme- or activity-based promotions throughout the year that drive additional traffic into our stores, including demonstration days, appearances by PGA Tour professional golfers, tour vans and events focusing primarily on the female guest. To reinforce our multi-channel model, we coordinate these events across both our retail store and direct-to-consumer channels.

We believe our Player Rewards loyalty program not only helps to foster customer loyalty but also provides us with valuable purchasing information regarding our most frequent guests. We use this information to focus our advertising efforts to encourage repeat business and to target communication to our more avid golf guests.

We also have an annual co-operative advertising program in which a majority of our vendors participate.  This program provides vendors with differentiated co-operative advertising opportunities due to our multi-channel business model and activity-based store environment.

Management Information Systems

Our core networking infrastructure, which serves as the backbone of our application landscape, is designed to offer redundancy and is built upon the Cisco campus model. In addition, our communication lines, which are critical to our e-commerce business, are multi-vendor sourced and managed in redundant configurations.

We manage our information systems through our Oracle Enterprise Resource Planning (“ERP”) environment, an enterprise-wide information system designed to coordinate all the resources, information, and activities needed to complete business processes. To enhance scalability, reliability and flexibility, we develop and maintain our customer-facing applications in-house, integrating them into our Oracle ERP environment. Our customer-facing applications allow us to analyze data regarding our guests in a meaningful way, which allows us to better market to and meet the needs of our target guests.

Our production environments are hosted out of our corporate headquarters where our dedicated teams of systems administrators and applications developers in our operations center monitor networks, applications, user traffic and retail store point-of-sale activity. Our systems are integrated with vendor partners through Electronic Data Interchange (“EDI”) to send purchase orders and to receive invoices helping us to improve operating efficiencies.

Our in-store, Point-of-Sale system tracks all sales by category, style and item and allows us to routinely compare current performance with historical and planned performance. The information gathered by this system also supports automatic replenishment of inventory and is integrated into product buying decisions. The system has an intuitive, user-friendly interface that minimizes new user training requirements, allowing our employees to focus on serving our guests.

Starting in 2007, we took significant steps to embrace the green initiative by purchasing only energy efficient hardware for our desktops and servers. In addition, we have developed virtualization technology in our hardware systems to replace a significant portion of our server environment. These changes help us to reduce heating and air-conditioning power usages which should result in reduced energy consumption and associated costs.

Purchasing and Inventory Management

We have developed relationships with many of the major golf and tennis equipment vendors in the industry, giving us a diverse network of suppliers. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels.  In each of fiscal 2008, 2007 and 2006, three of our suppliers, Callaway Golf, TaylorMade-Adidas Golf and Acushnet each individually supplied at least 10% of our consolidated purchases. We source substantially all of our proprietary products from contract manufacturers in Asia who manufacture our equipment according to our specifications. We do not currently have any long-term supply contracts with our vendors, and all of our orders are made on a purchase-order basis.

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

Our primary objectives for inventory management are (1) maximizing the efficiency of the flow of product to the stores, (2) maintaining high store in-stock levels, (3) enhancing store labor efficiency, and (4) optimizing our overall investment in inventory. We manage our inventory in several ways, including: daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems; and the review of item-level sales information in order to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our Point-of-Sale (“POS”) system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating systematic schedule.

Our perpetual inventory and automated merchandise replenishment systems provide the capability to achieve our inventory management objectives. Our automated replenishment system uses perpetual inventory records, sales forecasts, and trends to analyze individual store/SKU on-hand quantities to generate recommended merchandise reorder information. These recommended orders are reviewed daily and purchase orders are delivered electronically to our vendors. These systems allow us to react quickly to selling trends and allow our store associates to devote more time to guest service, thereby improving inventory productivity and sales opportunities.

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

We dedicate 100,000 square feet of our distribution and fulfillment center to our direct-to-consumer shipping facility, which can handle over one million packages annually. This facility utilizes advanced technology, including an automated conveyor system that efficiently moves merchandise through the picking and shipping areas. While most direct-to-consumer orders are filled from this facility, our information systems allow us to search store inventory if the distribution and fulfillment center is out of stock. If needed, pick tickets are automatically generated at the appropriate store, and store employees ship the product directly to the guest. This capability allows us to optimize our use of inventory across our supply chain and increases our order fill rates.

We also have two smaller distribution facilities near London, England and in Toronto, Canada, from which we service our European and Canadian guests, respectively.

Harvey Penick Academy

In 1993, we partnered with Austin, Texas native and golf instructor, the late Harvey Penick, to form the Harvey Penick Golf Academy. We believe the academy helps contribute to sales at our adjacent Austin retail store.

Competition

The golf industry is highly fragmented and competitive. We compete in the off-course specialty retail segment and in the online and catalog retail segments. The off-course specialty retail segment is characterized by sales of golf equipment and apparel, favorable pricing and knowledgeable staff. The online and catalog retail segment is characterized by competitive pricing, shopping convenience and a wide product selection.  Recently, new and expanding channels of distribution, including increased selling by non-traditional golf and tennis retailers as well as increased direct-to-consumer modes of distribution has led to more competitive pricing.

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

Franchise and independent golf retailers. Franchise and independent golf retailers tend to be comprised of smaller stores with 2,000 to 5,000 square feet. Due in part to their more limited space, we believe these stores generally offer a less extensive selection of golf clubs, equipment, accessories and apparel.  Many of these franchise and independent golf retailers promote sales of their private-label or lesser-known brands. They also do not typically have PGA-certified professionals assisting guests or advanced demonstration and testing facilities. Our main competitors in this category include Golf USA, Nevada Bob’s and Pro Golf Discount.

On-course pro shops. On-course pro shops are located on-site at golf courses or on-site at other golf facilities such as driving ranges. These retailers have significantly smaller stores. While these shops generally have PGA professionals on staff, they generally offer a less extensive selection of golf clubs and equipment, choosing to devote more of their limited space to showcasing apparel. These shops also generally do not offer advanced demonstrations, diagnostic, or testing equipment such as ball launch monitors.

Conventional sporting goods retailers. Conventional sporting goods retailers are generally large format 20,000 to 100,000 square foot stores that offer a wide range of sporting goods merchandise covering a variety of categories, including merchandise related to most sports. These stores apply a single store format to numerous specialty areas. Prices at these stores are generally competitive, but we believe that the limited space they devote to golf and tennis products restricts the breadth of their golf and tennis offerings. These retailers often do not have full access to all of the premier national brands and to the full assortment of those brands’ lines. Most do not have PGA-certified professionals, advanced demonstration and trial facilities or club repair services. Our largest competitors in this category are Dick’s Sporting Goods and The Sports Authority.

Mass merchants and warehouse clubs. These stores typically range in size from 50,000 to 200,000 square feet and above. These merchants and warehouse clubs offer a wide-range of products, but golf merchandise tends to represent a very small portion of their retail square footage and their total sales. We believe that their limited product selection and limited access to premier national brands does not appeal to many golf enthusiasts. These stores also do not focus on services that address the needs of golfers specifically. Examples of such stores are Costco, Target and Wal-Mart.

Facilities

We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, including general offices, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick Golf Academy. The Austin campus also includes a 30,000 square foot retail store, an equipment testing area and a driving range.  All our other premises are held under long-term leases with differing provisions and expiration dates.

Details of our facilities are fully described in Item 2, “Properties” of this Annual Report on Form 10-K.

Proprietary Rights and Intellectual Property

We are the registrant of, or have pending registrations for, over 80 trademarks and service marks in more than 25 countries,  including, but not limited to:  Golfsmith®, Clubmaker®, ASI®, Black Cat®, Crystal Cat®, Dry18®, Hank Haney®, J.G. Hickory™, Killer Bee®, Lynx®, Parallax®, Predator®, Profinity™, Snake Eyes®, Tigress®, TourTrek™, Maggie Lane™, XPC®, Zevo® and Z-Tech®. We believe that our trademarks and service marks have important value and are integral to building our name recognition.  We are also the owner of 17 registered domain names that link to www.golfsmith.com, of which two are linked to our European Internet site and one is linked to our Canadian Internet site.

The carrying value of trademark and trade-name intangible assets on our audited consolidated balance sheet at January 3, 2009, are supported by estimated future positive cash flows generated by our proprietary-branded products. If we fail to create products that appeal to guests and produce sufficient future revenues, our future estimates may prove to be inaccurate, which could result in an impairment of our intangible assets and thereby adversely impact our results of operations and financial condition.

Employees

We typically staff our stores with a general manager, one to three assistant managers, depending on the size of the store, and, on average, 15 to 20 full-time and part-time sales staff, depending on store volume and time of year. At January 3, 2009, we employed a total of 789 full-time and 796 part-time personnel, consisting of 478 and 775 full-time and part-time personnel, respectively, at our retail stores. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters. None of our work force is unionized.

Internet Site Access

Our Internet site address is www.golfsmith.com. We make available free of charge on or through our Internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file the report with or furnish it to the Securities and Exchange Commission (the “SEC”).

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, distribution and fulfillment center, contact center, clubmaker training facility and the Harvey Penick Golf Academy. The Austin campus also includes a 30,000 square foot retail store, an equipment testing area and a driving range. We have granted a lien upon the Austin campus to secure our obligations to the lenders under our Amended and Restated Credit Facility, as described below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

With the exception of the retail store at our Austin campus, we lease all of our retail stores. We lease a total of approximately 1.3 million square feet of aggregate retail space in various locations.  All leased premises are held under long-term leases with differing provisions and expiration dates. Our lease rents are generally fixed amounts with scheduled rent increases over the lease term.  We also have one lease that includes percentage rent requirements based on net revenues, as defined in the respective lease agreement. Most leases contain provisions permitting us to renew for one or more specified terms.

Details of our owned properties and non-store leased facilities at January 3, 2009 are as follows.

				Lease
	Size		Owned /	Termination
Location	(sq. ft.)	Facility Type	Leased	Date

Austin, Texas	60,000	Office, Corporate Headquarters	Owned	n/a
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned	n/a
Austin, Texas	17 Acres	Driving Range and Training Facility	Owned	n/a
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	Leased	3/31/09	(a)
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased	6/23/10

(a) Renewable, at our option, for one additional two-year term.

The following table shows the number of existing stores by state at January 3, 2009:

Number of
Location	Stores

Alabama	1
Arizona	4
California	13
Colorado	3
Connecticut	1
Florida	6
Georgia	3
Illinois	5
Indiana	1
Michigan	3
Minnesota	3
New Jersey	5
New York	5
North Carolina	1
Ohio	2
Oregon	2
Pennsylvania	2
Tennessee	1
Texas	11
72

Item 3. Legal Proceedings

In March 2008, a former sublandlord of the Company, Marshalls of MA, filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and us, claiming a breach of lease obligations.  The action alleges that we violated a sublease from Marshalls, which we believe was properly assigned to Tomajan, when Tomajan defaulted under the terms of the lease agreement.  In the opinion of management, we should prevail in this dispute, however, in the event that the outcome is different from what management anticipates, it could have a material effect on our results of operations and financial condition.

In January 2009, we were served with a summons and complaint filed by Landmark Technology, LLC (“Landmark”).  Landmark filed an action in the United States District Court for the Eastern District of Texas against us for patent infringement. The action alleged that we infringed upon three of Landmark’s patents directed to offering items for sale via computerized systems. We have not answered Landmark’s claims and are considering our options for purchasing a license from Landmark or defending against the disputed claims. In the event that the outcome is different from what we anticipate, it could have a material effect on our results of operations and financial condition.

We are involved in various other legal proceedings arising in the ordinary course of conducting business.  We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.  We believe the amounts provided in our audited consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq under the ticker symbol “GOLF” since the completion of our initial public offering on June 15, 2006. Prior to that time, there was no public market for our stock. The following table sets forth for the periods indicated the high and low closing sale prices of our common stock as reported by the Nasdaq.

	Stock Price
	FY 2008		FY 2007
	High	Low	High	Low
First Quarter	$4.60	$2.23	$11.49	$8.39
Second Quarter	3.11	1.65	9.34	6.50
Third Quarter	3.96	2.12	8.25	5.73
Fourth Quarter	2.97	0.59	7.25	3.75

At January 3, 2009, there were approximately 51 stockholders of record of our common stock. A stockholder of record is the individual or entity that an issuer carries in its records as the registered holder and is not necessarily reflective of beneficial ownership of the shares. To date, we have not paid any cash dividends on our capital stock and do not plan on declaring a dividend in the near future. We plan to retain any future earnings to fund operations, repay debt obligations and possibly expand our business.

Item 6. Selected Consolidated Financial Data

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following management’s discussion and analysis contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that represent our expectations or beliefs concerning future events, including, but not limited to, statements regarding growth in sales of our products, profit margins and the sufficiency of our cash flow for future liquidity and capital resource needs.  These forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, providing our guests the convenience of shopping at our retail locations across the nation, through our direct channel on-line at www.golfsmith.com, or through our direct mail catalogs. We began in 1967 as a clubmaking company, offering custom-made clubs, clubmaking components, and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog. Over the next 25 years, we expanded our product offerings, opened more retail stores and grew our direct-to-consumer business by adding to our catalog product lines and expanding our direct-to-consumer network. In 1997, we launched our Internet site to further expand our direct-to-consumer business. In October 2002, Atlantic Equity Partners, an investment fund managed by First Atlantic Capital, who continues to control a majority ownership interest in us, acquired us from our original founders, Carl, Barbara and Franklin Paul. In June 2006, we completed our initial public offering and listing on the Nasdaq under the ticker symbol “GOLF.”  Today, Atlantic Equity Partners has voting rights equal to 59.9% of our outstanding common stock.  As a result, Atlantic Equity Partners, and indirectly First Atlantic Capital, has the ability to control all matters submitted to our stockholders for approval, including (i) the composition of our board of directors, (ii) the approval or rejection of a merger, consolidation or other business combination and (iii) the amendment of our certificate of incorporation and bylaws.

Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf and tennis retail industry. At January 3, 2009, we operated 72 retail stores in 19 states and 25 markets, which include 13 of the top 15 golf markets. We continue to explore strategic opportunities to open additional stores in existing and new geographic markets. In January 2009, we opened a store in Palm Desert, California a new market for us. We have also signed leases for premises in Troy, Michigan and The Woodlands, Texas for the relocation of two of our existing stores, since our current leases expires on March 31, 2009 and October 31, 2009, respectively.  However, we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. We also continually evaluate our effectiveness in existing markets. In fiscal 2008, we substantially reduced the square footage growth of our retail operations, closed two stores in one of our larger markets, relocated one store, and did not open any new stores. A major part of our growth strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.

Industry Trends

The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry has become extremely competitive as general sporting goods or other golf specialty retailers have expanded their markets. We also face new competition as new competitors enter the marketplace in our existing markets. Specifically, the Atlanta, Georgia, Dallas, Texas and Phoenix, Arizona markets have grown increasingly competitive in the last few years. As a result, certain stores are experiencing decreased sales and margin pressures.  In addition, the clubmaking business has been in decline for the last several years and may continue to decline going forward. We believe this decline is due to the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles, the rise of the now more accessible pre-owned club market and declining interest by consumers in building their own clubs.

Sales of golf products are generally affected by the popularity of golf, increases and decreases in the number of golf participants and the number of rounds played annually in the United States. The popularity of golf is directly related to the popularity of golf magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could cause a decrease in our sales of golf products. Also, according to the National Golf Foundation (“NGF”), the number of rounds played has had minimal increases over the past four years and the number of golf participants has stayed fairly flat. The NGF estimates that in 2007 there were approximately 30 million golf participants and the number of rounds played was approximately 500 million. The NGF predicts that, over the next 20 years, the number of golf participants in the United States will grow by three to four million and that the number of rounds played will increase by 100 to 150 million. Because of an anticipated slow growth rate in the golf industry, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as is the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 had 14 weeks. In addition, the timing on the calendar of relatively higher sales volume holiday periods could affect our revenue. In the fourth quarter of fiscal 2008, due to the timing of the Thanksgiving holiday, the higher sales volume holiday season was shorter in comparison to the same period in fiscal 2007.

Results of Operations — 2008 Compared to 2007

The following table presents our audited consolidated statements of operations for fiscal years 2008 and 2007 and the related percentage of total net revenues (in thousands):

	Fiscal Year Ended
	January 3,		December 29,		$	%
	2009		2007		Change	Change

Net revenues	$378,772	100.0%	$388,157	100.0%	$(9,385)	-2.4%
Cost of products sold	251,134	66.3%	252,255	65.0%	(1,121)	-0.4%
Gross profit	127,638	33.7%	135,902	35.0%	(8,264)	-6.1%

Selling, general and administrative	124,588	32.9%	127,420	32.8%	(2,832)	-2.2%
Store pre-opening expenses	442	0.1%	2,361	0.6%	(1,919)	-81.3%
Impairment of goodwill and long-lived assets	284	0.1%	42,994	11.1%	(42,710)	-99.3%

Total operating expenses	125,314	33.1%	172,775	44.5%	(47,461)	-27.5%

Operating income (loss)	2,324	0.6%	(36,873)	-9.5%	39,197	-106.3%

Interest expense	(2,885)	-0.8%	(3,785)	-1.0%	900	-23.8%
Interest income	10	0.0%	103	0.0%	(93)	-90.2%
Other income (expense), net	156	0.0%	396	0.1%	(240)	-60.6%

Loss before income taxes	(395)	-0.1%	(40,159)	-10.3%	39,764	-99.0%

Income tax expense	(121)	0.0%	(661)	-0.2%	540	-81.6%

Net loss	$(516)	-0.1%	$(40,820)	-10.5%	$40,304	-98.7%

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for fiscal year 2008 and  2007 (in thousands):

	Fiscal Year Ended
	January 3,	December 29,	$	%
	2009	2007	Change	Change
Comparable stores	$268,761	$286,915	$(18,154)	-6.3%
Non-comparable stores	32,640	13,618	19,022	139.7%
Total stores	301,401	300,533	868	0.3%

Direct-to-consumer	69,504	80,024	(10,520)	-13.1%
International distributors and other (1)	7,867	7,600	267	3.5%

Net revenues	$378,772	$388,157	$(9,385)	-2.4%

As a percentage of total net revenues:
Stores	79.6%	77.4%
Direct-to-consumer	18.3%	20.6%
International distributors and other	2.1%	2.0%

(1) Consists of sales made through our international distributors and our distribution and fulfillment center near London, England, revenues from the Harvey Penick Golf Academy, and miscellaneous other revenue items.

Revenues

Revenue channels. We generate revenues from the sale of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources including international distributors. Revenues consist of merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage.

Store revenues. Changes in revenues generated from our stores are driven primarily by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable guest base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations under Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”).

Branded compared to proprietary products. The majority of our sales are generated from premier-branded golf and tennis equipment, apparel and accessories from leading manufacturers and are sold through all of our channels. In addition, we sell proprietary-branded equipment, components, apparel and accessories under a variety of trademarked brand names. Sales of our proprietary-branded products accounted for $52.0 million, $55.4 million and $53.3 million of our net revenues in 2008, 2007 and 2006, respectively.

Seasonality. Our business is seasonal, and our sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a higher percentage of our annual net revenues and annual net operating income for a given fiscal year. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Quarterly Results of Operations and Seasonality.’’

Cost of Products Sold

We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs and discounts increase and decrease, respectively, the value of inventory recorded on our consolidated balance sheets.  These costs and discounts are then subsequently reflected in cost of products sold upon the sale of that inventory.  Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of products sold. Income received from our vendors through our co-operative advertising program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of products sold when the related merchandise is sold.  Because some retailers could exclude these costs from cost of products sold or include certain other costs in cost of products sold and instead include them or exclude them in a line item such as selling, general and administrative expense, our gross profit margins may not be comparable to those of other retailers.

Operating Expenses

Selling, general and administrative.  Selling, general and administrative expenses consist of all expenses associated with general operations for our stores, our corporate headquarters and international operations. This includes salary and related benefits, occupancy costs, including rent and common area maintenance, information technology, legal, accounting, stock-based compensation, advertising and direct expenses, including supplies for all retail and corporate facilities. A portion of our occupancy expense is offset through our subleases to GolfTEC Learning Centers (see Note 6 to our audited consolidated financial statements). Additionally, income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expense.

In fiscal year 2006, selling, general and administrative expense included fees and other expenses we paid for services rendered to us pursuant to a management consulting agreement between us and First Atlantic Capital, Ltd. (“First Atlantic Capital”).  Under this agreement, we paid First Atlantic Capital fees and related expenses totaling $3.3 million, of which $3.0 million related to the termination of the management consulting agreement. The remaining $0.3 million paid relates to the reimbursement of meeting related expenses between representatives of First Atlantic Capital and us in connection with Atlantic Equity Partners III, L.P.’s investment in us, and business matters that First Atlantic Capital attends to on our behalf for so long as Atlantic Equity Partners III, L.P. holds at least 20% of our outstanding shares of our common stock. This contract was terminated in June 2006, and amounts paid under this agreement during fiscal years ended January 3, 2009 and December 29, 2007 were limited to direct travel and other incidental business expenses.

Store pre-opening /closing expenses.  Store pre-opening expenses consist of costs related to the opening of new stores that are incurred prior to the opening. Store pre-opening expenses include costs of hiring and training personnel, supplies, certain occupancy costs and other miscellaneous costs.  These costs can vary depending on store size, geographic market conditions and the level of work required to be made to the property when received from the landlord.  These costs, except for rent as noted below, are recorded as an expense upon the opening of each store. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses. Our store closing expenses could include charges related to future net lease obligations and lease cancellations, personnel expenses, miscellaneous occupancy charges and non-recoverable investments in fixed assets.

Fiscal 2008 compared to Fiscal 2007

Net Revenues.  Net revenues decreased 2.4% to $378.8 million for fiscal 2008 as compared to $388.2 million for fiscal 2007. The decrease was principally due to a decrease of $10.5 million from our direct-to-consumer channel, partially offset by an increase of $0.9 million of store net revenues. Although our net revenues benefitted from the significant expansion of our store base in fiscal 2007 as well as one additional week in fiscal 2008, our net revenues decreased during the current year due to macroeconomic factors as well as a decrease in consumer confidence, and to a lesser extent due to increased competition resulting from competitor entry into certain geographic markets.

The increase in our store revenues in fiscal 2008, as compared to fiscal 2007, was due to an increase in non-comparable store net revenues of $19.0 million resulting from the increase in our store base during 2007 plus an additional week of sales in fiscal 2008.  Our comparable store revenues decreased by $18.2 million, or 6.3% during fiscal 2008 as compared to fiscal 2007 primarily due to the continuing impact of general macroeconomic conditions, which have resulted in considerable reduced consumer spending.  The macroeconomic conditions are evidenced in our business by a highly competitive retail selling environment and decreasing retail store traffic. These conditions existed throughout the fourth quarter of fiscal 2008 and we anticipate may continue in the foreseeable future. If consumer spending on discretionary purchases continues to decline and demand for our products decreases, we may be forced to discount our merchandise or sell it at a loss, which would reduce our net revenues and could adversely impact our results of operations and financial condition.

We believe that the macroeconomic climate also adversely affected our direct-to-consumer channel business.  Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel.

In addition to these macroeconomic and market level effects of increased competition impacting our net revenues, golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., decreased 1.8% in fiscal 2008 as compared to fiscal 2007. We believe that, taken together, the factors listed above all contributed to reduced consumer demand in fiscal 2008.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, decreased to 33.7% in fiscal 2008 as compared to 35.0% in fiscal 2007.  The decrease in our gross profit, as a percentage of net revenues, was primarily attributable to increased promotional activity, an increase in lower margin products sold year over year, and the impact of a change in estimate related to the classification of vendor income earned from co-operative vendor programs.

We increased our sales promotions in an effort to increase our net revenues, which had a negative impact on our margins. Our mix of products sold also negatively impacted margins as we saw an increase in the percentage of sales from lower margin items such as used clubs, certain brand name clubs and electronic accessories, which typically have lower margins than our overall average margins.  In addition, revenue from our higher margin direct channel, specifically clubmaking products, continued to decline.  Also, during the fourth quarter of fiscal 2008, we refined our analysis of advertising costs incurred in the current year regarding incremental, direct advertising costs incurred related to our co-operative vendor programs.  This resulted in the reclassification of $2.2 million of vendor income from cost of products sold to selling, general and administrative expense, or a decrease in gross profit by 60 basis points from 34.3% to 33.7% (see Note 1 to our audited consolidated financial statements for a discussion of vendor rebates and promotions).

The decrease in gross profit margin as a percentage of net revenues in fiscal 2008 as compared to fiscal 2007 was partially offset by improved margins resulting from inventory management and cost control initiatives implemented during the current year, which resulted in a decrease in cost of goods sold in the amount of $1.3 million during fiscal 2008.

Selling, general and administrative.  Selling, general and administrative expense decreased 2.2% to $124.6 million in fiscal 2008 from $127.4 million in fiscal 2007.  As a percentage of net revenues, selling, general and administrative expense increased to 32.9% in fiscal 2008 from 32.8% in fiscal 2007.  Furthermore, selling, general and administrative expense decreased $4.4 million in our direct-to-consumer channel, decreased $2.3 million at our comparable stores, increased $0.6 million at our corporate administration, and increased $3.4 million at our non-comparable stores.

In fiscal 2008, we reduced expenses in both our retail and direct-to-consumer channels by reducing advertising, salaries, and related benefits costs in response to cost cutting initiatives that were implemented during the year to better align fixed costs with the decrease in consumer spending.  While our overall expense decreased, included in fiscal 2008 are non-recurring corporate administration charges of  (i) $0.9 million related to severance payments provided to our former chief executive officer, (ii) $0.3 million of non-refundable executive search firm fees, and (iii) $0.7 million related to severance plans provided to other recently terminated employees at our corporate headquarters.  The increase in our non-comparable store expenses was mainly due to increases in occupancy and personnel costs due to the opening of one 59,000 square feet retail store in November 2007.  Furthermore, our overall selling, general and administrative expense was positively impacted in fiscal 2008 due to the refinement of estimates related to vendor income earned from co-operative vendor programs as discussed above.

Store pre-opening / closing expenses.   Store pre-opening / closing expenses decreased 81.3% to $0.4 million in fiscal 2008 as compared to $2.4 million in fiscal 2007. As a percentage of net revenues, store pre-opening / closing expenses decreased to 0.1% in fiscal 2008 compared to 0.6% in fiscal 2007.  The decrease in store pre-opening / closing expenses was due to the opening of 13 new stores during 2007 while there were no store openings in fiscal 2008.  However, included in fiscal 2008 are expenses related to the opening of one new store in January 2009.  Included in fiscal 2008 were also minimal costs due to the relocation of one existing store and two store closings.

Impairment of goodwill and long-lived assets.  In the fourth quarter of fiscal 2008, in connection with our review of long-lived assets for impairment pursuant to SFAS 144, we recorded a charge of $0.3 million related to the impairment of fixed assets at one store.  We currently do not anticipate closing this store as a result of this impairment.  In fiscal 2007, we recorded a goodwill impairment charge of approximately $41.6 million and a $1.4 million charge related to the impairment of fixed assets at three of our stores (see Note 1 to our audited consolidated financial statements).

Interest expense. Interest expense decreased by 23.8% to $2.9 million in fiscal 2008 compared to $3.8 million in fiscal 2007, and as a percentage of net revenues, decreased to 0.8% from 1.0% in fiscal 2007.  The decrease in interest expense is due to a decrease in both interest rates and the average balance outstanding on our indebtedness.

Interest income. Interest income decreased to $0.01 million in fiscal 2008 compared to $0.1 million fiscal 2007.

Other income (expense), net.  Other income (expense), net decreased 60.2% to $0.2 million in fiscal 2008 as compared to $0.4 million in fiscal 2007.  Included in fiscal 2008 is $0.1 million related to the settlement of the Visa Check / MasterMoney Antitrust Litigation class action lawsuit in which we were a claimant, and disputed the overcharge of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.  Included in fiscal 2007 is a gain of $0.5 million recognized in fiscal 2007 related to the sale of intellectual property.

Income tax expense. During 2008, we recorded approximately $0.1 million of income tax expense on pre-tax loss of approximately $0.4 million. The tax expense for the period differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowance and tax expense primarily relating to state and foreign income taxes.  During 2007, we recorded approximately $0.7 million of income tax expense on pre-tax loss of approximately $40.2 million. The tax expense for the period differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to the utilization of our net operating loss carryforwards and tax expense primarily relating to state and foreign income taxes.

Results of Operations — 2007 Compared to 2006

The following table presents our audited consolidated statements of operations for fiscal years 2007 and 2006 and the related percentage of total net revenues (in thousands):

	Fiscal Year Ended
	December 29,		December 30,		$	%
	2007		2006		Change	Change
Net revenues	$388,157	100.0%	$357,890	100.0%	$30,267	8.5%
Cost of products sold	252,255	65.0%	232,073	64.8%	20,182	8.7%
Gross profit	135,902	35.0%	125,817	35.2%	10,085	8.0%

Selling, general and administrative	127,421	32.8%	112,456	31.4%	14,964	13.3%
Store pre-opening expenses	2,361	0.6%	1,800	0.5%	561	31.2%
Impairment of goodwill and long-lived assets	42,994	11.1%	—	0.0%	42,994	—

Total operating expenses	172,776	44.5%	114,256	31.9%	58,519	51.2%

Operating income (loss)	(36,873)	-9.5%	11,561	3.2%	(48,434)	-418.9%

Interest expense	(3,785)	-1.0%	(7,670)	-2.1%	3,885	-50.7%
Interest income	103	0.0%	434	0.1%	(331)	-76.2%
Other income (expense), net	395	0.1%	528	0.1%	(132)	-25.0%
Loss on extinguishment of debt	—		(12,775)		12,775	-100.0%

Loss before income taxes	(40,159)	-10.3%	(7,922)	-2.2%	(32,237)	406.9%

Income tax expense	(661)	-0.2%	(187)	-0.1%	(474)	254.0%

Net loss	$(40,820)	-10.5%	$(8,109)	-2.3%	$(32,711)	403.4%

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for fiscal 2007 and fiscal 2006 (in thousands):

	Fiscal Year Ended
	December 29,	December 30,	$	%
	2007	2006	Change	Change
Comparable stores	$247,851	$257,374	$(9,523)	-3.7%
Non-comparable stores	52,682	7,417	45,265	610.3%
Total stores	300,533	264,791	35,742	13.5%

Direct-to-consumer	80,024	85,285	(5,261)	-6.2%
International distributors and other (1)	7,600	7,814	(214)	-2.7%

Net revenues	$388,157	$357,890	$30,267	8.5%

As a percentage of total net revenues:
Stores	77.4%	74.0%
Direct-to-consumer	20.6%	23.8%
International distributors and other	2.0%	2.2%

(1)          Consists of sales made through our international distributors and our distribution and fulfillment center near London, England, revenues from the Harvey Penick Golf Academy, and miscellaneous other revenue items.

Fiscal 2007 compared to Fiscal 2006

Net Revenues.  Net revenues increased 8.5% to $388.2 million from $357.9 million in fiscal year 2007 compared to fiscal 2006. The increase was due to a $35.7 million increase in our store revenues partially offset by a decrease of $5.3 million in our direct-to-consumer channel. The increase in our store revenues was due to an increase in non-comparable store net revenues resulting from the opening of 23 new stores in fiscal years 2006 and 2007.  Non-comparable store net revenues primarily consist of net revenues from 13 new stores that were opened in fiscal 2007 and revenue from 10 new stores that were opened prior to 2007 but became comparable stores for a portion of fiscal 2007.  Eight stores entered our comparable store base during fiscal 2007. Our comparable store revenues declined by 3.7% in fiscal 2007 in comparison with fiscal 2006. Comparable store revenues were negatively impacted by increased competition in select geographic markets as well as declines in our retail club component business. In addition to these competitive and product mix factors, golf rounds played in the United States, a leading indicator of golf participation tracked by the NGF, decreased 0.5% in fiscal 2007 compared to fiscal 2006.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, decreased to 35.0% for fiscal 2007 compared to 35.2% for fiscal 2006.  Increased net revenues led to higher gross profits for fiscal 2007 compared to fiscal 2006.  However, gross profit decreased slightly primarily due to the continued decline of our higher margin clubmaking business, particularly due to a decrease in club head sales.  In addition, increased freight costs, net of earned discounts, and increased inventory reserves contributed to a decrease in gross profit of $1.4 million.  The decrease in gross profit was partially offset by an increase in co-operative vendor program income of $1.7 million.

Selling, General and Administrative.  Selling, general and administrative expenses increased by 13.3% to $127.4 million from $112.5 million in fiscal 2007 compared to fiscal 2006. As a percentage of net revenues, selling, general and administrative expenses increased to 32.8% in fiscal 2007 from 31.4% in fiscal 2006.  The increase in selling, general and administrative expense was primarily due to an increase of $16.3 million related to non-comparable stores and an increase of $0.8 million related to our corporate administration. These increases were partially offset by a decrease of $1.2 million related to our direct-to-consumer channel and a decrease of $1.0 million related to our comparable stores.

The increase in non-comparable store expenses was principally due to an increase in occupancy and personnel costs of $12.2 million due to the opening of 13 new stores in fiscal 2007. The increase in corporate administration expenses was primarily due to an increase in payroll costs and professional services fees. We experienced an increase in the level of professional services obtained during fiscal 2007 as compared to fiscal 2006 due to the build out of our infrastructure needed to support our 13 new store openings, as well as additional costs incurred as a result of becoming a public company in June 2006. Furthermore, we incurred consulting fees for assistance in developing a three-year strategic initiative plan and our new larger concept store format. These increases in corporate administration were partially offset by a reduction in non-recurring management fees paid to First Atlantic Capital, which were zero in fiscal 2007 and $3.3 million in fiscal 2006 as previously discussed.  The decrease of $2.2 million related to our direct-to-consumer channel and our comparable stores was primarily due to a reduction in advertising expenses across both channels and a reduction of payroll expenses in our comparable stores.

Store Pre-Opening/ Closing Expenses.  Store pre-opening / closing expenses increased 31.2% to $2.4 million in fiscal 2007 from $1.8 million in fiscal 2006 due to the opening of 13 new stores in fiscal 2007 as compared to ten new stores in fiscal 2006.

Impairment of goodwill and long-lived assets. In the fourth quarter of fiscal 2007, upon completion of our annual test for impairment related to intangible assets in accordance with SFAS 142, we determined that our goodwill was impaired and, accordingly, we recorded a goodwill impairment charge of approximately $41.6 million. Also, in the fourth quarter of fiscal 2007, in connection with our review of long-lived assets for impairment pursuant to SFAS 144, we recorded a charge of $1.4 million related to the impairment of fixed assets at certain stores (see Note 1 to our audited consolidated financial statements).

Interest expense. Interest expense decreased 50.7% to $3.8 million in fiscal 2007 from $7.7 million in fiscal 2006. The decrease in interest expense was due to the retirement of the Senior Secured Notes in June 2006 (see Note 5 to our audited consolidated financial statements).  In connection with the retirement of the Senior Secured Notes, we wrote-off $4.2 million of unamortized debt issue costs.

Interest income. Interest income decreased to $0.1 million in fiscal 2007 from $0.4 million in fiscal 2006. The decrease in interest income is due to the escrow utilized for the retirement of the Senior Secured Notes in fiscal 2006.

Other income (expense), net. Other income (expense), net decreased to $0.4 million in fiscal 2007 from $0.5 million in fiscal 2006.  Included in other income (expense), net for fiscal 2007 is a gain of $0.5 million related to the sale of our Lynx® trademark rights in Southeast Asia and Korea. In fiscal 2006, other income (expense), net included a gain of $0.3 million related to declared settlement income resulting from the Visa Check / MasterMoney Antitrust Litigation class action lawsuit, in which we were a claimant, related to the overcharging of credit card processing fees by Visa and MasterCard during the period from October 25, 1992 to June 21, 2003.

Loss on extinguishment of debt. Upon the closing of the initial public offering on June 20, 2006, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes and recorded a loss of $12.8 million on the extinguishment of this debt. This loss was the result of the contractually obligated amounts to retire the debt being larger than the accreted value of the Senior Secured Notes on our balance sheet at the time of settlement of $86.2 million, including accrued interest.

Income tax expense. Income taxes increased $0.5 million to $0.7 million in fiscal 2007 as compared to $0.2 million in fiscal 2006. As in fiscal 2006, income tax expense primarily consisted of income taxes incurred by our foreign subsidiaries and state income taxes incurred in the United States. Furthermore, during 2007, we used a significant portion of our net operating loss carry-forward deductions, thereby reducing our United States federal income tax significantly. This amount was largely offset by the relief of a small portion of the valuation allowance against the deferred tax assets in the United States. The deferred tax assets grew significantly in 2007 due to the impairment of assets. The valuation allowance increased proportionately to the increase in the deferred tax assets.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2008, fiscal 2007 and fiscal 2006. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal 2008				Fiscal 2007				Fiscal 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4 (2)	Q1	Q2 (1)	Q3	Q4
Net revenues	$79,235	$129,995	$101,702	$67,840	$77,662	$124,999	$106,527	$78,969	$74,810	$114,138	$93,980	$74,962
Gross profit	27,160	44,684	34,933	20,861	26,083	44,443	37,821	27,555	25,802	41,701	32,372	25,942
Operating income (loss)	(5,204)	10,436	3,688	(6,595)	(3,899)	7,683	4,945	(45,602)	1,900	6,515	3,791	(645)

Net income (loss)	(5,443)	8,571	2,843	(6,487)	(4,909)	6,815	3,969	(46,695)	(869)	(8,977)	3,311	(1,574)

Comparable store sales growth	-8.4%	0.5%	-4.6%	-17.3%	-5.7%	-4.7%	-0.2%	-4.6%	12.3%	3.0%	0.2%	-5.5%
Net revenues as a percentage of full year results	20.9%	34.3%	26.9%	17.9%	20.0%	32.2%	27.4%	20.3%	20.9%	31.9%	26.3%	20.9%

(1)             The second quarter of fiscal 2006 includes a $12.8 million loss on the extinguishment of long-term debt associated with the retirement of the Notes in July 2006. Included is also a $3.0 million charge related to the termination of a management agreement with First Atlantic Capital, Ltd.

(2)             The fourth quarter of fiscal 2007 includes a $41.6 million charge related to the impairment of goodwill following our annual impairment analysis as required by SFAS 142 as well as a $1.4 million charge resulting from the write-off of fixed assets at three underperforming stores as required by SFAS 144.

As a result of the seasonal fluctuations in our business, we experience a concentration of sales in the period leading up to and during the warm weather golf season, as well as the December holiday gift-giving season. The increase in sales during these periods have historically contributed a greater percentage to our annual net revenues and annual net operating income (loss) than other periods in our fiscal year. Our net revenues have historically been highest during the second and third quarters of each year, because of increased sales during the warm weather golf season. Also, our gross profits in our off-season quarters may be even lower because we make decisions regarding merchandise well in advance of the season in which it will be sold, and incur significant additional expenditures leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing out catalogs, advertising, creating in-store promotions and hiring additional employees.  Our net revenues tend to be the lowest during the first quarter of each year.  Although in the fourth quarter of fiscal 2008, our sales were lower than in the first quarter due in large part to the economic factors affecting our industry.

Our results of operations are also subject to quarterly variation due to factors other than seasonality. For example, the timing of the introduction of product innovations can impact our results of operations.

We also incur significant expenses associated with opening new stores.  The timing of opening new retail stores impacts our quarterly operating expenses and our quarterly net income (loss).

Due to these and other factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Liquidity and Capital Resources

As of January 3, 2009, we had cash of $2.7 million and outstanding debt obligations under our Amended and Restated Credit Facility of $51.7 million. We had $5.9 million in borrowing availability under our Amended and Restated Credit Facility as of January 3, 2009, computed as defined by the agreement’s borrowing base definitions.

Prior to June 2006, we financed our activities through cash flow from operations, a private placement of debt securities (subsequently exchanged for notes registered under the Securities Act of 1933) and borrowings under our Old Senior Secured Credit Facility (see Note 5 to our audited consolidated financial statements). On June 20, 2006, we completed our initial public offering in which we sold 6,000,000 shares of our common stock at an offering price to the public of $11.50 per share. The net proceeds from the initial public offering were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million.

The net proceeds from the initial public offering, along with borrowings under our Amended and Restated Credit Facility, were used to retire the Senior Secured Notes, repay the entire then outstanding balance of our Old Senior Secured Credit Facility, and pay for fees and expenses incurred related to our Amended and Restated Credit Facility.

Historically, cash flows generated from operations and our borrowing capacity under our Amended and Restated Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, store retrofits, advertising and capital expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing.  Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and capital markets have become exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make it difficult to obtain funding in future periods.  If cash from operations and cash available from our Amended and Restated Credit Facility is not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our Amended and Restated Credit Facility expires in June 2011.  Furthermore, because of the current price of our stock, we cannot anticipate that it would be desirable to sell additional equity, even if we were able to do so.

Cash Flows

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(in thousands)
Net cash provided by operating activities	$3,043	$7,698	$4,891
Net cash used in investing activities	(5,229)	(14,789)	(15,379)
Net cash provided by (used in) financing activities	972	9,337	7,866
Effect of exchange rate changes on cash and cash equivalents	(156)	(22)	216

Change in cash and cash equivalents	$(1,370)	$2,224	$(2,406)

Operating Activities

Our cash flows from operations are seasonal.  Operating activities provided $3.0 million of cash in fiscal 2008 compared to $7.7 million in fiscal 2007. The decrease in cash provided by operating activities during fiscal 2008 as compared to fiscal 2007 primarily reflects a decrease in operating income in the current year as compared to fiscal 2007.  Operating income, excluding impairment of goodwill and long-lived assets, was $2.6 million and $6.1 million in fiscal 2008 and 2007, respectively.  This decrease was partially offset by an increase in cash used in fiscal 2007 for inventory stock purchases as a result of 13 new store openings as well the timing of other working capital activities.

Investing Activities

We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology and expenditures for distribution facilities and corporate headquarters. Investing activities used $5.2 million of cash in fiscal 2008 as compared to $14.8 million in fiscal 2007.  The decrease in cash used during fiscal 2008 as compared to fiscal 2007 was driven by a large decrease in capital spending, as there have been no new store openings during fiscal 2008 and minimal spending related to the relocation of an existing store.  We opened 13 new stores in fiscal 2007.  Investing activities used $15.4 million of cash in fiscal 2006 due to capital spending associated with ten new store openings.

Financing Activities

Financing activities provided $1.0 million of cash in fiscal 2008 as compared to $9.3 million in fiscal 2007. Cash provided by financing activities in fiscal 2008 was principally related to net principal borrowings on the Amended and Restated Credit Facility.  Cash provided during fiscal 2007 reflects net proceeds from the Amended and Restated Credit Facility of $9.2 million, which were primarily used to fund inventory purchases related to 13 new store openings.  We also received $0.3 million of proceeds from the issuance of stock and paid $0.2 million in debt issue costs related to the Amended and Restated Credit Facility in fiscal 2007.

Financing activities provided $7.9 million of cash during fiscal 2006 related to proceeds received from our initial public offering of $61.2 million.  Furthermore, we also received net proceeds of $41.5 million from our Amended and Restated Credit Facility, net of settled transaction costs, and the repayment of our Old Senior Secured Credit Facility. These net cash inflows were partially offset by $94.4 million of cash used to retire the Senior Secured Notes (see Note 5 to our audited consolidated financial statements).

Indebtedness

Amended and Restated Credit Facility

On June 20, 2006, our Old Senior Secured Credit Facility, as further described below, was amended and restated by entering into an agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), Holdings, and the other subsidiaries of Holdings, identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”).  The Amended and Restated Credit Facility consisted of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility.   Furthermore, the Borrowers could request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver.

On September 27, 2007, we signed the First Amendment to the Amended and Restated Credit Facility, which allows us to increase the amount available under the credit facility to $90.0 million. At January 3, 2009, we had $51.7 million outstanding under our Amended and Restated Credit Facility and $5.9 million of borrowing availability after giving effect to all reserves.  At December 29, 2007, we had $50.7 million of outstanding borrowings and $12.7 million of borrowing availability after giving effect to all required reserves.  On an ongoing basis, loans incurred under the Amended and Restated Credit Facility will be used for working capital and general corporate purposes.  The Amended and Restated Credit Facility has a term of five years and expires in June 2011.

Interest Rate and Fees.  Loans outstanding under the Amended and Restated Credit Facility bear interest per annum at (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter.

Covenants and Events of Default.  The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  A change of control is defined as: (i) a third party other than

Atlantic Equity Partners III and First Atlantic Capital, Ltd. acquiring beneficial ownership of 30% or more of the issued and outstanding shares, including the right to vote for those shares, (ii) a majority of our directors changing in any calendar twelve months for reasons other than death or resignation, or (iii) Holdings ceasing to own and control all of the economic and voting rights associated with all of the outstanding stock of Borrowers.  As of January 3, 2009, we were in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Amended and Restated Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.  The Administrative Agent has the right to establish, modify, or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.  Furthermore, our borrowing base may be impacted in future periods by changes in the net orderly liquidation value of eligible inventory, which is based in part on assumptions such as the future demand for our products, market conditions, and the general state of the economy, any of which are unpredictable and out of our control.  A decrease in our borrowing base would decrease our borrowing availability, and could cause us to be unable to meet our obligations as they come due, or unable to implement our growth strategy, enhance our existing business or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition.

Guarantees and Collateral.  Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

Holdings has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, including its liability for the Amended and Restated Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations and include our liability for the Amended and Restated Credit Facility. There are no restrictions on the transfer of funds between the Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries.

8.375% Senior Secured Notes

On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, we completed an offering of $93.75 million aggregate principal amount of 8.375% Senior Secured Notes.  The Senior Secured Notes were originally due in 2009 at a discount of 20%, or $18.75 million.   We had the option to redeem some or all of the Senior Secured Notes at any time prior to October 15, 2006, at a make-whole redemption price. On or after October 15, 2006, we had the option to redeem some or all of the Senior Secured Notes at a redemption price that would decrease ratably from 106.5% of accreted value to 100.0% of accreted value on October 15, 2008, in all cases plus accrued but unpaid interest.  Further, per the terms of the indenture agreement governing the Senior Secured Notes, we were required to make partial pro rata redemptions of the outstanding principal amount of 20% and 10% at October 15, 2007 and 2008, respectively, plus accrued and unpaid interest through the redemption date.  The indenture also stipulated repayment of the Senior Secured Notes should we have excess cash flow and upon a change in control, as defined in the indenture.

On June 20, 2006, with the closing of our initial public offering and with proceeds from our Amended and Restated Credit Facility, we remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture, we were obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. We provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006 and the Senior Secured Notes were redeemed on July 20, 2006. We recorded a loss related to the repayment of debt in the amount of $12.8 million, including unpaid accrued interest.  In addition, we wrote-off of unamortized debt issue costs related to the Senior Secured Notes in the amount of $4.2 million as well as transaction fees in the amount of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by us in an interest-bearing account, for which we were the beneficial owner of the interest. During the period from June 20, 2006 to July 20, 2006, we recorded approximately $0.4 million of interest income related to these funds.

Old Senior Secured Credit Facility

We had a revolving senior secured credit facility with $12.5 million borrowing availability, subject to a required reserve of $0.5 million (the “Old Senior Secured Credit Facility”). Borrowings under the Old Senior Secured Credit Facility were secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the Old Senior Secured Credit Facility were based on a borrowing base. The borrowing base was limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which was an availability block used to calculate the borrowing base. The Old Senior Secured Credit Facility contained restrictive covenants which, among other things, limited (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations.

On June 20, 2006, the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility, at which time all remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.

Contractual Obligations

We leased 71 of the 72 stores that we were operating at January 3, 2009. We closed two stores due to expiring leases during fiscal year 2008 and relocated one existing store to a similar location.  We closed one store in fiscal 2007 and none in fiscal 2006.  We cannot assure you that we will be able to maintain our existing store locations as leases expire, extend the lease terms, or be able to locate to alternative sites in our target markets and on favorable terms, any of which could impact our operating expenses and profitability.

The following table of our contractual obligations at January 3, 2009, summarizes the aggregate effect that these obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1 -3 Years	4 - 5 Years	Years
	(in thousands)
Operating leases, net (1)	$202,953	$29,083	$58,255	$51,985	$63,631
Purchase obligations (2)	5,188	4,960	228	—	—
Total	$208,141	$34,043	$58,483	$51,985	$63,631

(1)       Includes sublet rental income and estimates on future common area maintenance fees, property taxes and insurance related to our leased properties (collectively, “triple net”). As a condition in each of our operating leases, we are contractually obligated to pay triple net fees associated with our leased premises. The estimates on future owed triple net amounts are based on fiscal 2008 actual results and could be highly variable in future periods.

(2)       Consists of minimum royalty payments and services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. Purchase obligations do not include borrowings under our Amended and Restated Credit Facility.

Capital Expenditures

Our future capital requirements will primarily depend on the number and timing of new stores opened and to a certain extent, capital needed for strategic growth opportunities. The growth of our business also may require additional capital investments in our infrastructure to support a larger store base. Capital may also be needed in the future to remodel or relocate existing stores.  In fiscal 2009, we anticipate relocating two stores; however, our capital expenditures will largely depend on our ability to generate sufficient cash flows in the next twelve months.

Off-Balance Sheet Arrangements

As of the end of fiscal 2008, we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our guests and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.  We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  We believe that the following accounting policies are the most critical in the preparation of our audited consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Revenue Recognition

We recognize revenues from our retail sales channel at the time the guest takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card. We recognize revenues from catalog and Internet sales upon shipment of merchandise and any service related revenue as the services are performed.

We recognize revenue from the sale of gift cards and issuance of returns credits when (1) the cards or credits are redeemed by the guest, or (2) the likelihood of the cards or credits being redeemed by the guest is remote (breakage) and we determine that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time we deem the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenue in our audited consolidated statements of operations.

For all merchandise sales, we reserve for sales returns in the period of sale using estimates based on our historical experience.

Product Return Reserves

We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in guest acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We book reserves as a percentage of gross revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Returns reserve expense, net, recorded in our audited consolidated statement of operations was 3.2%, 3.4% and 3.5% of net revenues in fiscal years 2008, 2007 and 2006, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.

We have not made any material changes in the accounting methodology used to estimate product returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our product returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our product returns reserve liability at January 3, 2009, would have affected net loss by approximately $0.07 million in fiscal 2008.

Inventory Valuation

Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving condition and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income (loss).

On a monthly basis, we write-down inventory for estimated shrinkage based on management’s estimates and record as a percentage of net revenues at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the audited consolidated statements of operations for fiscal 2008, 2007 and 2006 was 0.7%, 1.0% and 1.1% of net revenues, respectively.  Inventory shrinkage expense recorded in each fiscal year is the result of inventory shrink loss for the respective period, including the results of physical inventory cycle counts made during each period.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete or inventory loss reserves during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our excess and obsolete or inventory loss reserves. However, if estimates regarding consumer demand are inaccurate, consumer demand for our products changes in an unforeseen manner or our estimates regarding physical inventory losses are inaccurate, the level of reserves would be subject to change in future periods by amounts which could be material to our consolidated results of operations.  A 10% difference in our actual total inventory reserves at January 3, 2009, would have affected net loss by approximately $0.2 million.

Vendor Allowances Receivable

We establish a receivable and reduce inventory cost or advertising expense for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analysis and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at January 3, 2009 and December 29, 2007 was $3.1 million and $2.1 million, respectively, which is included in other current assets in our audited consolidated balance sheets.  Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.  We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our vendor allowances receivable. However, if our assumptions or estimates are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimate of our ability to collect vendor allowances at January 3, 2009, would have affected net loss by approximately $0.3 million.

Stock-Based Compensation

We follow the guidance set by SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record non-cash stock-based compensation expense. As such, we are required to calculate and record compensation expense over the estimated service period in our audited consolidated statements of operations based on the calculated fair values of the related awards at the time of issuance or modification. We have used the Black-Scholes option pricing model to estimate the fair value of stock options and stock awards granted under SFAS 123(R). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In fiscal 2008, we have calculated volatility based on an equal 50% combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted.  In calculating fair value for options issued prior to 2008, expected volatility was based 80% industry peer group volatility and based 20% on our own volatility.  We believe the calculated basis for expected volatility provides a more reasonable measurement of our expected future volatility rate than using solely the two years of historic trading value of our shares. The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award consistent with the guidance provided by the SEC in Staff Accounting Bulletin No. 107 and No. 110. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

In addition, as part of the requirements of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, resulting changes in stock-based compensation expense could have a material effect on our results of operations or financial position, and if actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our audited consolidated financial statements may not be representative of the actual economic cost of the stock-based compensation.

Long-lived Assets, Including Goodwill and Intangible Assets

We account for the impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value.  In accordance with SFAS 144, on an annual basis and between annual tests in certain circumstances whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable, we review our intangible assets to determine whether there has been any change in the respective useful lives, or whether there has been impairment of these assets.  As of January 3, 2009, our definite-lived intangible assets consist of our guest database.  Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates.  Furthermore, we may make material changes in future periods in the estimates and assumptions we use to calculate long-lived asset valuations and impairments. Such changes may result in material adverse effects on our results of operations or financial condition.

In fiscal 2008, we recorded a non-cash charge of $0.3 million related to the impairment of fixed assets at one store.  In fiscal 2007, we recorded a non-cash charge of $1.4 million related to the impairment of fixed assets at three of our stores. In fiscal 2006, included in selling, general and administrative expense in our audited consolidated statement of operations is a $0.2 million charge related to the write-off of property and equipment relating to the remodeling of one of our stores.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we assess the carrying value of goodwill and other indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill or indefinite-lived intangible assets may be impaired.  Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The goodwill impairment test is a two-step process. The first step of the impairment test compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. We allocate goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, we utilize a blended approach and calculate fair value based on the combination of our actual market value as of the impairment review date, as calculated in the public equity market, and our average market value over the past year, also as calculated in the public equity market. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. In the fourth quarter of fiscal 2007, we performed our annual impairment test for goodwill and indefinite-lived intangible assets and recorded a non-cash impairment charge of $41.6 million (see Note 1 to our audited consolidated financial statements) to write-off goodwill to a balance of zero.  In the fourth quarter of fiscal 2008, we performed a similar annual test for impairment and determined that there was no impairment of these assets.

Store Closure Costs

When we decide to close a store, we comply with the accounting guidance set forth in SFAS No. 146,  “Accounting For Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In accordance with SFAS 146, we estimate the future cash flows generated and expenses expected to be incurred through the store’s shutdown date. In the event that the expected expenses exceed the estimated future cash flows of the store, we recognize an expense to reflect that amount directly related to the shutdown of the store. These charges require us to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

We closed two stores due to expiring leases in fiscal 2008 and one store in fiscal 2007. We did not record any material store closure costs due to these closures.  We currently plan to close two stores in fiscal 2009 due to the expiration of their lease terms.

Operating Leases

We enter into operating leases for our retail locations. Other than our Austin campus, which we own, store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of gross sales in excess of specified levels, as defined in the respective lease agreements. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the leases to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of gross sales lease provisions when we determine it is probable that the specified levels will be reached during any given period. We record initial direct costs incurred to affect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Uncertain Tax Positions

Effective December 31, 2006, we were required to adopt and implement the provisions of FASB Interpretation (“FIN”) 48, as amended, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,

“Accounting for Income Taxes” (“SFAS 109”).  FIN 48 establishes a new basis for how companies should recognize, measure, present and disclose uncertain income tax positions that have been or expect to be taken in tax returns. As a result of the adoption of FIN 48, we recognized an increase in the liability for our uncertain tax positions of $0.09 million, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. The accrual for uncertain tax positions can result in a difference between the estimated benefit recorded in our financial statements and the benefit taken or expected to be taken in our income tax returns. This difference is generally referred to as an “unrecognized tax benefit.”  Our uncertain tax positions contain uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.  Although management believes that its judgments and estimates are reasonable, actual results could differ, and we may be exposed to material losses or gains that could be material.

Deferred Tax Assets

A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. At January 3, 2009, we recorded a full valuation allowance against all but a very immaterial amount of our accumulated net deferred tax assets of $19.3 million due to the uncertainties regarding the realization of deferred tax assets. If we generate taxable income in future periods or if the facts and circumstances on which our estimates and assumptions are based were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied in determining the amount of valuation allowance no longer required. Reversal of all or a part of this valuation allowance could have a significant positive impact on our net income in the period that it becomes more likely than not that certain of our deferred tax assets will be realized.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement expands the standards under SFAS 157, to provide entities the one-time election (“Fair Value Option” or “FVO”) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), to require the presentation of investments in available-for-sale securities and trading securities:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Golfsmith International Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended January 3, 2009

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	31
Consolidated Balance Sheets at January 3, 2009 and December 29, 2007	32
Consolidated Statements of Operations for the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006	33
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended January 3, 2009, December 29, 2007, and December 30, 2006	34
Consolidated Statements of Cash Flows for the Years Ended January 3, 2009, December 29, 2007, and December 30, 2006	35
Notes to Audited Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Golfsmith International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at January 3, 2009 and December 29, 2007 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, in fiscal 2007, the Company changed its method of accounting for income taxes.

/s/ Ernst & Young LLP

Austin, Texas

February 27, 2009

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007

ASSETS
Current assets:
Cash	$2,655,009	$4,025,299
Receivables, net of allowances of $131,065 at January 3,
2009 and $206,396 at December 29, 2007	1,597,486	1,600,844
Inventories	90,499,949	98,509,444
Prepaid expenses and other current assets	9,288,142	10,531,017
Total current assets	104,040,586	114,666,604

Property and equipment:
Land and buildings	22,263,200	21,719,245
Equipment, furniture and fixtures	34,437,845	37,292,454
Leasehold improvements and construction in progress	39,081,298	35,039,300
	95,782,343	94,050,999
Less: accumulated depreciation and amortization	(38,899,399)	(33,309,807)
Net property and equipment	56,882,944	60,741,192

Tradename	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251
Customer database, net of accumulated amortization of $2,360,559 at January 3, 2009 and $1,982,869 at December 29, 2007	1,038,646	1,416,336
Debt issuance costs, net of accumulated amortization of $354,951 at January 3, 2009 and $190,792 at December 29, 2007	410,396	574,556
Deferred tax assets, net	411,241	460,343
Other long-term assets	330,100	391,097
Total assets	$188,244,164	$203,380,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,920,442	$49,008,389
Accrued expenses and other current liabilities	19,015,839	21,193,455
Deferred tax liabilities, net	383,538	432,640
Total current liabilities	54,319,819	70,634,484

Deferred rent liabilities	12,209,786	11,771,043
Line of credit	51,708,222	50,736,236
Total liabilities	118,237,827	133,141,763

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at each January 3, 2009 and December 29, 2007; 15,777,185 and 15,777,145 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	15,778	15,778
Preferred stock —$.001 par value; 10,000,000 shares authorized at each January 3, 2009 and December 29, 2007; no shares issued and outstanding	—	—
Deferred Stock Units -$.001 par value; 254,998 and 41,189 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	255	41
Additional paid-in capital	123,245,789	122,125,565
Accumulated other comprehensive income (loss)	(490,847)	346,259
Accumulated deficit	(52,764,638)	(52,249,027)
Total stockholders’ equity	70,006,337	70,238,616

Total liabilities and stockholders’ equity	$188,244,164	$203,380,379

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net revenues	$378,772,097	$388,157,258	$357,890,195
Cost of products sold	251,134,234	252,254,943	232,073,044
Gross profit	127,637,863	135,902,315	125,817,151

Selling, general and administrative	124,587,302	127,420,598	112,456,208
Store pre-opening / closing expenses	442,181	2,361,324	1,799,836
Impairment of goodwill and long-lived assets	284,229	42,993,665	—
Total operating expenses	125,313,712	172,775,587	114,256,044

Operating income (loss)	2,324,151	(36,873,272)	11,561,107

Interest expense	(2,885,301)	(3,784,517)	(7,669,944)
Interest income	9,553	103,477	434,042
Other income (expense), net	157,376	395,295	527,452
Loss on extinguishment of debt	—	—	(12,775,270)
Loss before income taxes	(394,221)	(40,159,017)	(7,922,613)

Income tax expense	(121,390)	(661,033)	(186,725)

Net loss	$(515,611)	$(40,820,050)	$(8,109,338)

Net loss per common share - basic	$(0.03)	$(2.58)	$(0.62)
Net loss per common share - diluted	$(0.03)	$(2.58)	$(0.62)

Basic weighted average common shares outstanding	15,970,581	15,793,697	13,037,024
Diluted weighted average common shares outstanding	15,970,581	15,793,697	13,037,024

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

			Restricted or			Other		Total
	Common Stock		Deferred Stock Units		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2006	9,472,143	$9,473	331,569	$331	$60,301,153	$135,815	$(3,319,639)	$57,127,133
Initial public offering, net	6,000,000	6,000	—	—	61,098,522	—	—	61,104,522
Stock-based compensation	—	—	—	—	635,719	—	—	635,719
Stock option exercises	9,142	9	—	—	64,521	—	—	64,530
Issuance of deferred stock units	—	—	9,244	9	85,408	—	—	85,417
Conversion of restricted stock units to common stock	241,313	241	(331,569)	(331)	(1,015,174)	—	—	(1,015,264)
Foreign currency translation adjustments	—	—	—	—	—	218,388	—	218,388
Net loss	—	—	—	—	—	—	(8,109,338)	(8,109,338)
								—
Balance at December 30, 2006	15,722,598	15,723	9,244	9	121,170,149	354,203	(11,428,977)	110,111,107

Stock-based compensation	—	—	—	—	362,147	—	—	362,147
Stock option exercises	48,511	49			331,761	—	—	331,810
Issuance of deferred stock units	—	—	37,981	38	261,508	—	—	261,546
Conversion of deferred stock								—
units to common stock	6,036	6	(6,036)	(6)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(7,944)	—	(7,944)
Net loss	—	—	—	—	—	—	(40,820,050)	(40,820,050)
								—
Balance at December 29, 2007	15,777,145	15,778	41,189	41	122,125,565	346,259	(52,249,027)	70,238,616

Stock-based compensation	—	—	—	—	589,316	—	—	589,316
Issuance of shares to third-party vendors	40	—	—	—	40	—	—	40
Issuance of deferred stock units	—	—	213,809	214	530,868	—	—	531,082
Foreign currency translation adjustments	—	—	—	—	—	(837,106)	—	(837,106)
Net loss	—	—	—	—	—	—	(515,611)	(515,611)
								—
Balance at January 3, 2009	15,777,185	$15,778	254,998	$255	$123,245,789	$(490,847)	$(52,764,638)	$70,006,337

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Operating Activities
Net loss	$(515,611)	$(40,820,050)	$(8,109,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,851,491	8,819,998	6,810,531
Provision for bad debt expense	175,179	162,398	148,313
Amortization of intangible assets	377,690	377,689	377,690
Amortization of debt issue costs and debt discount	164,160	156,934	1,950,120
Loss on extinguishment of debt	—	—	12,775,270
Stock-based compensation	1,120,478	623,693	721,136
Payments of withholding taxes for stock unit conversions	—	—	(1,015,263)
Non-cash loss on write-off of property and equipment	10,251	17,195	189,461
Gain on sale of assets	—	(473,062)	(305,712)
Gain on insurance settlement	—	(108,768)	—
Proceeds from insurance settlement	—	1,027,205	—
Loss on impairment of goodwill and long-lived assets	284,229	42,993,665	—
Change in operating assets and liabilities:
Accounts receivable	(452,348)	(375,456)	110,355
Inventories	6,647,749	(2,853,181)	(9,225,382)
Prepaids expenses and other current assets	1,174,623	205,974	(3,300,754)
Other assets	109,649	(415,871)	14,640
Accounts payable	(12,965,570)	(11,224,162)	2,467,188
Accrued expenses and other current liabilities	(2,377,395)	4,611,861	(1,421,140)
Deferred rent	438,743	4,971,901	2,703,700
Net cash provided by operating activities	3,043,318	7,697,963	4,890,815

Investing Activities
Purchase of property and equipment	(5,229,293)	(15,647,240)	(15,776,420)
Proceeds from the sale of assets	—	858,077	397,650
Net cash used in investing activities	(5,229,293)	(14,789,163)	(15,378,770)

Financing Activities
Principal payments on lines of credit	(167,148,560)	(172,933,469)	(120,232,203)
Proceeds from lines of credit	168,120,546	182,136,692	161,765,215
Debt issuance costs	—	(198,402)	(464,009)
Repayment of 8.375% Senior Secured Notes	—	—	(94,431,896)
Proceeds from issuance of shares of common stock	40	—	—
Proceeds from initial public offering, net	—	—	61,164,630
Proceeds from exercise of stock options	—	331,810	64,530
Net cash provided by financing activities	972,026	9,336,631	7,866,267

Effect of exchange rate changes on cash	(156,341)	(21,763)	215,822

Change in cash	(1,370,290)	2,223,668	(2,405,866)
Cash, beginning of period	4,025,299	1,801,631	4,207,497

Cash, end of period	$2,655,009	$4,025,299	$1,801,631

Supplemental cash flow information:
Interest payments	$3,079,787	$5,870,851	$8,728,122
Income tax payments	$1,405,720	$572,237	$358,409
Supplemental non-cash transactions:
Amortization of discount on Senior Secured Notes	$—	$—	$1,353,012
Write-off of debt issuance costs related to Senior Secured Notes and Old
Senior Secured Credit Facility	$—	$—	$4,200,425

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services, including the sale of individual club components for guests to build clubs, custom fitting and repair services. The Company markets its products through retail stores and through its direct-to-consumer channels, which include its Internet site and catalogs. The Company also operates a golf instruction school, the Harvey Penick Golf Academy.

The accompanying audited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”). The Company has no operations nor does it have any assets or liabilities other than its investment in Golfsmith. Accordingly, these audited consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Use of Estimates

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Although management uses the best information available, it is reasonably possible that the estimates used by the Company will be materially different from the actual results. These differences could have a material effect on the Company’s future results of operations and financial position. The Company uses estimates when accounting for intangible assets, stock-based compensation, allowance for uncollectible accounts receivable, gift card and returns credit breakage, income taxes, allowance for obsolete inventory, allowance for sales returns and store closure costs.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable, approximate fair values due to their short-term nature.  The fair value of the Company’s variable rate debt, including borrowings under its Amended and Restated Credit Facility, approximate carrying value due to the variable interest rate features on these instruments.

Accounts Receivable

Accounts receivable consists primarily of amounts due from credit card merchants who process the Company’s credit card sales and remit the proceeds to the Company. The Company also maintains certain accounts receivable for individual guests for whom credit is provided. Allowances are made based on historical data for estimated unrecoverable amounts.

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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally 5 to 10 years for equipment, furniture, and fixtures and 40 years for buildings. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related lease or estimated useful life of the leasehold improvement. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

The Company accounts for the impairment and disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”)”, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated realizable fair value in the period in which the determination is made.  In fiscal 2008, we recorded a non-cash charge of $0.3 million related to impairment of fixed assets at one store.  In fiscal 2007, we recorded a non-cash charge of $1.4 million related to the impairment of fixed assets at three of our stores. In fiscal 2006, included in selling, general and administrative expense in our audited consolidated statement of operations is a $0.2 million charge related to the write-off of property and equipment relating to the remodeling of one of our stores.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. The Company follows the guidance set forth in SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”. Accordingly, on an annual basis, and between annual tests in certain circumstances, the Company reviews its goodwill and intangible assets to determine if there has been any change in the respective useful lives of intangible assets, or whether there has been impairment of these assets.  The Company’s identifiable intangible assets consist of trademarks, the Golfsmith tradename and a guest database.

Factors that are considered by management in performing this assessment include, but are not limited to, the Company’s performance relative to its projected or historical results, its intended use of the assets and its strategy for its overall business, as well as industry and economic trends. In the event that the book value of intangible assets is determined to be impaired, such impairment is measured using a combination of a discounted cash flow valuation and a discount rate commensurate with the risk inherent in the Company’s current business model, as well as other valuation methodologies.

The goodwill impairment test is a two-step process. The first step of the impairment test compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. The Company allocates goodwill to one enterprise-level reporting unit for impairment testing. In determining fair value, the Company utilizes a blended approach and calculates fair value based on the combination of its actual market value as of the impairment review date, as calculated in the public equity market, and its average market value over the past year, also as calculated in the public equity market. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The calculation of the fair value of  indefinite-lived intangible assets includes, among other indicators of fair value, estimates of future cash flow savings resulting from the Company not having to pay royalties to a third party for the right to use the respective trademarks and Golfsmith tradename. Such other indicators may include values placed on similar intangible assets by other comparable companies.

In the fourth quarter of fiscal 2007, the Company performed its annual impairment test for goodwill and recorded a non-cash impairment charge of $41.6 million to write-off goodwill to a balance of zero.  In the fourth quarter of fiscal 2008, the Company performed an impairment test of its intangible assets and determined that there was no impairment of these assets.

Revenue Recognition

The Company recognizes revenue from its retail sales channel at the time the guest takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card.  Revenue from catalog and Internet sales are recognized upon shipment of merchandise and any service related revenue as the services are performed. This policy is based on the following factors: (1) the guest has generally already paid for the goods with a credit card, thus minimal collectability risk exists, (2) the product has been shipped, (3) risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise, and (4) the Company records an allowance for estimated returns in the period of sale.

The Company sells gift cards in retail stores, through the Internet, and through its call center in Austin, Texas.  Furthermore, guests routinely return products or trade-in used equipment and the Company issues the guest a returns credit that may be redeemed at any of the Company’s retail stores. The Company does not deduct non-usage fees from outstanding gift card or returns credit values. Revenue from the sale of gift cards and issuance of returns credits is recognized when (1) the cards or credits are redeemed by the guest, or (2) the likelihood of the cards or credits being redeemed by the guest is remote (breakage) and the Company determines that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time the Company deems the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenues in the consolidated statements of operations. In fiscal years 2008, 2007, and 2006, the Company recognized $1.1 million, $0.3 million, and $1.4 million in breakage revenue, respectively.

For all merchandise sales, the Company reserves for sales returns in the period of sale using estimates based on historical experience. The Company’s sales returns reserve was $0.7 million, $0.9 million, and $0.9 million at January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

Sales Incentives

The Company offers sales incentives that entitle its guests to receive a reduction in the price of a product or service. Sales incentives in connection with a sales transaction that entitle a guest to receive a reduction in the price of a product or service by submitting a claim for a refund or rebate are recognized as a reduction to revenue at the time the products are sold. Sales incentives that entitle a guest to free product, such as gift card giveaways, are recognized in cost of products sold in the period granted.

Shipping and Handling Costs

Amounts billed to guests in connection with a sales transaction related to shipping and handling, if any, are included in net revenues. Shipping and handling costs incurred by the Company are included in cost of products sold in the period incurred.

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

Cooperative promotional income received for reimbursement of incremental direct advertising costs are recorded as a reduction of selling, general and administrative expense. Any promotional income received that does not pertain to incremental direct advertising costs is recorded as a reduction to inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $5.2 million, $2.8 million and $2.8 million in fiscal year 2008, 2007 and 2006, respectively.  Cooperative promotional income received and recorded as a reduction to cost of products sold was approximately $3.7 million, $6.0 million and $4.4 million in fiscal year 2008, 2007 and 2006, respectively.  Total uncollected amounts of vendor rebates and promotional income remaining in prepaid and other current assets in the accompanying consolidated balance sheets as of January 3, 2009 and December 29, 2007 were approximately $3.1 million and $2.1 million, respectively.

Operating Leases

The Company leases retail space under operating leases. Lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of gross sales in excess of specified levels, as defined in the respective lease agreements. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased property. The Company records tenant improvement allowances and rent holidays as deferred rent liabilities on the consolidated balance sheets and amortizes the deferred rent over the terms of the lease to rent expense on the consolidated statements of operations. The Company records rent liabilities on the consolidated balance sheets for contingent percentage of gross sales lease provisions when the Company determines it is probable that the specified levels will be reached during the fiscal year. The Company records initial direct costs incurred to affect a lease in other long-term assets and amortizes these costs on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased properly.

The Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. Sublease rental income is recorded on a straight-line basis over the term of the sublease as a reduction of rent expense.  Refer to Note 6 for further discussion.

Catalog Costs and Advertising

Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $0.6 million and $0.7 million in catalog costs capitalized at January 3, 2009 and December 29, 2007, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $11.8 million, $16.8 million and $16.8 million in fiscal year 2008, 2007 and 2006, respectively. These amounts include amortization of catalog costs of approximately $7.3 million, $7.7 million and $8.3 million in fiscal year 2008, 2007 and 2006, respectively.  Included in advertising expense in fiscal 2008 is a benefit of $2.6 million resulting from the refinement of estimates regarding incremental, direct advertising costs incurred related to our co-operative vendor programs.

Medical  Self-Insurance Reserves

The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $125,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS 123 using the modified prospective transition method. This requires companies to estimate the fair value of equity-based payment awards on the date of grant or modification using an option-priced model, such as Black-Scholes. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. Determining the fair value of equity-based awards at the grant date requires judgment, with specific estimates regarding risk-free rate of return, dividend yields, expected life of the award and estimated forfeitures of awards during the service period.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Results for prior periods have not been restated. Refer to Note 9 for further discussion.

Store Pre-opening/Closing Expenses

With the exception of rent and payroll, costs associated with the opening of a new store, which include hiring and training personnel, supplies and certain miscellaneous costs related to the new location, are deferred until the opening of the store, at which time they are expensed. When the Company decides to close a store, the Company recognizes an expense related to the future lease obligation net of estimated sublease rental income, non-recoverable investments in related fixed assets and other expenses directly related to the discontinuance of operations in accordance with SFAS No. 146, “Accounting For Costs Associated With Exit or Disposal Activities (“SFAS 146”)”. These charges require the Company to make judgments about exit costs to be incurred for employee severance, lease terminations, inventory to be disposed of, and other liabilities. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the terms of the related debt. Amortization of such costs for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006 totaled approximately $0.2 million, $0.1 million, and $0.6 million, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). This statement requires the use of the asset and liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. At each period end, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Effective December 31, 2006, the Company adopted FASB Interpretation (“FIN”) 48, as amended, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in the financial statements in accordance with SFAS No, 109.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures. See Note 10 for further discussion on the impact of adopting FIN 48.

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the financial statements of the Company’s international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity, and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders equity. Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the audited consolidated statements of operations and were not material for the years presented.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivables. Concentration of credit risk with respect to the Company’s account receivables relates primarily to the Company’s arrangements with several national brand credit card companies and is minimized due to the large number of guest transactions and short settlement terms with the credit card companies.

The Company maintains an allowance for estimated losses resulting from uncollectible guest receivables based on historical collection experience, age of the receivable balance, both individually and in the aggregate, and general economic conditions.

Concentrations of Foreign Suppliers

A significant portion of sales of the Company’s proprietary products are from products supplied by manufacturers located outside of the United States, primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the United States.  Further, in each of fiscal 2008, 2007 and 2006, three of the Company’s suppliers, Callaway Golf, TaylorMade-Adidas Golf and Acushnet each individually supplied at least 10% of the Company’s consolidated purchases.

Segments

The Company applies the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131).  The Company has one operating segment as defined in SFAS 131, consisting of recreational sporting goods products. The Company’s chief operating decision-maker is considered to be the chief executive officer. The chief operating decision-maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Reclassification

The audited consolidated financial statements and accompanying footnotes reflect the reclassification of certain items, including the reclassification of deferred taxes from accrued expenses and other current liabilities to deferred tax assets, net and deferred tax liabilities, net in the amount of $0.5 million and $0.4 million, respectively, as well as the reclassification of the Amended and Restated Credit Facility from current to non-current liabilities consistent with the terms of the credit agreement (see Note 5).  These reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.  These reclassifications did not affect the Company’s reported net loss or cash flows.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as is the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 had 14 weeks.  In addition, the timing on the calendar of relatively higher sales volume holiday periods could affect net revenue. In the fourth quarter of fiscal 2008, due to the timing of the Thanksgiving holiday, the higher sales volume holiday season was shorter in comparison to the same period in fiscal 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years and was adopted by the Company as of the beginning of the current fiscal year. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement expands the standards under SFAS 157, to provide entities the one-time election (“Fair Value Option” or “FVO”) to measure financial instruments and certain other items at fair value. SFAS 159 also amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, to require the presentation of investments in available-for-sale securities and trading securities:

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

2. Initial Public Offering

On June 20, 2006, the Company completed its initial public offering in which the Company sold 6,000,000 shares of common stock at an offering price to the public of $11.50 per share. The net proceeds were approximately $61.2 million after deducting underwriting discounts and offering expenses of $7.9 million. The Company’s common stock has traded on the Nasdaq Global Market under the symbol “GOLF” since June 15, 2006.

The net proceeds from the initial public offering, along with borrowings under the Company’s Amended and Restated Credit Facility, were used to retire the then outstanding principal balance of the Senior Secured Notes in the amount of $93.75 million (see Note 5), to repay the entire outstanding balance of the Company’s Old Senior Secured Credit Facility, pay fees and expenses related to the Company’s Amended and Restated Credit Facility and pay a $3.0 million fee to terminate the Company’s management consulting agreement with First Atlantic Capital, Ltd., the manager of Atlantic Equity Partners III, L.P., an investment fund, which is the largest beneficial owner of the Company’s shares outstanding.

In connection with the initial public offering, the Company’s Board of Directors approved an amended and restated articles of incorporation providing for an increase in the number of shares authorized of the Company’s common stock to 100,000,000 and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.001 per share. No shares of this new class of preferred stock have been issued to date.

On May 25, 2006, the Company’s Board of Directors approved a 1-for-2.2798 reverse stock split for its issued and outstanding common stock. The par value of the common stock was maintained at the pre-split amount of $0.001 per share. All references to common stock, options to purchase common stock, and per share amounts in the accompanying audited consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis.

3. Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of shares of common stock outstanding, including outstanding deferred stock units (“DSUs”). Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include outstanding stock options. The computation of dilutive shares excluded options outstanding to purchase 2.9 million, 1.3 million, and 0.2 million shares as of January 3, 2009, December 29, 2007, and December 30, 2006, respectively, because such outstanding options’ exercise prices were equal to or greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Net loss	$(515,611)	$(40,820,050)	$(8,109,338)
Basic:
Weighted-average shares of common stock outstanding	15,777,148	15,762,310	13,037,024
Weighted-average shares of deferred common stock units outstanding	193,434	31,387	—
Shares used in computing basic net loss per common share	15,970,582	15,793,697	13,037,024

Effect of dilutive securities:
Stock options and awards	—	—	—
Shares used in computing diluted net loss per common share	15,970,582	15,793,697	13,037,024

Basic net loss per common share	$(0.03)	$(2.58)	$(0.62)
Diluted net loss per common share	$(0.03)	$(2.58)	$(0.62)

4. Intangible Assets

Identifiable intangible assets consisted of the following as of January 3, 2009:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Customer Database	$3,399,205	$(2,360,559)	$1,038,646

Indefinite-lived intangible assets:
Tradenames			11,158,000
Trademarks			13,972,251

Total identifiable intangible assets			$26,168,897

Identifiable intangible assets consisted of the following as of December 29, 2007:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Intangibles, Net
Amortizable intangible assets:
Customer Database	$3,399,205	$(1,982,869)	$1,416,336

Indefinite-lived intangible assets:
Tradenames			11,158,000
Trademarks			13,972,251

Total identifiable intangible assets			$26,546,587

Total amortization expense was approximately $0.4 million in each of the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, and is recorded in selling, general and administrative expense in the audited consolidated statements of operations.  Our amortizable intangible asset will continue to be amortized over its useful life of 9 years.

Estimated future annual amortization expense in each of the next three years and in total is as follows:

2009	$377,689
2010	377,689
2011	283,268

Total	$1,038,646

5. Debt

Amended and Restated Credit Facility

On June 20, 2006, the Company’s Old Senior Secured Credit Facility, as further described below, was amended and restated by entering into an agreement by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), Holdings, and the other subsidiaries of Holdings, identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”).  The Amended and Restated Credit Facility consisted of a $65.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit subfacility and a $10.0 million swing line subfacility.  Furthermore, the Borrowers could request the lenders under the Revolver or certain other financial institutions to provide (at their election) up to $25.0 million of additional commitments under the Revolver.

On September 27, 2007, the Company signed the First Amendment to the Amended and Restated Credit Facility, which allows the Company to increase the amount available under the credit facility to $90.0 million. At January 3, 2009, the Company had $51.7 million outstanding under its Amended and Restated Credit Facility and $5.9 million of borrowing availability after giving effect to all reserves.  At December 29, 2007, the Company had $50.7 million of outstanding borrowings and $12.7 million of borrowing availability after giving effect to all required reserves.  On an ongoing basis, loans incurred under the Amended and Restated Credit Facility will be used for working capital and general corporate purposes.  The Amended and Restated Credit Facility has a term of five years and expires in June 2011.

Interest Rate and Fees.  Loans outstanding under the Amended and Restated Credit Facility bear interest per annum at (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. Presently, the Loans bear interest in accordance with a graduated pricing matrix based on the average excess availability under the Revolver for the previous quarter.

Covenants and Events of Default.  The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  A change of control is defined as: (i) a third party other than Atlantic Equity Partners III, L.P. and First Atlantic Capital, Ltd. acquiring beneficial ownership of 30% or more of the issued and outstanding shares, including the right to vote for those shares, (ii) a majority of the Company’s directors changing in any calendar twelve months for reasons other than death or resignation, or (iii) Holdings ceasing to own and control all of the economic and voting rights associated with all of the outstanding stock of Borrowers.  As of January 3, 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Amended and Restated Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.   The Administrative Agent has the right to establish, modify, or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.

Guarantees and Collateral.  Borrowings under the Amended and Restated Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

Holdings has no operations nor any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, including its liability for the Amended and Restated Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations and include its liability for the Amended and Restated Credit Facility. There are no restrictions on the transfer of funds between the Holdings, Golfsmith and any of Golfsmith’s domestic subsidiaries.

8.375% Senior Secured Notes

On October 15, 2002, concurrent with the acquisition of Golfsmith by Holdings, the Company completed an offering of $93.75 million aggregate principal amount of 8.375% Senior Secured Notes.  The Senior Secured Notes were originally due in 2009 at a discount of 20%, or $18.75 million.   The Company had the option to redeem some or all of the Senior Secured Notes at any time prior to October 15, 2006, at a make-whole redemption price. On or after October 15, 2006, the Company had the option to redeem some or all of the Senior Secured Notes at a redemption price that would decrease ratably from 106.5% of accreted value to 100.0% of accreted value on October 15, 2008, in all cases plus accrued but unpaid interest.  Further, per the terms of the indenture agreement governing the Senior Secured Notes, the Company was required to make partial pro rata redemptions of the outstanding principal amount of 20% and 10% at October 15, 2007 and 2008, respectively, plus accrued and unpaid interest through the redemption date.  The indenture also stipulated repayment of the Senior Secured Notes should the Company have excess cash flow and upon a change in control, as defined in the indenture.

On June 20, 2006, with the closing of the Company’s initial public offering and with proceeds from the Amended and Restated Credit Facility, the Company remitted payment of $94.4 million to the trustee to retire the Senior Secured Notes. Pursuant to the terms of the indenture, the Company was obligated to call the Senior Secured Notes by providing a 30-day notice period to the trustee. The Company provided the 30-day notice concurrent with the remittance of the funds on June 20, 2006 and the Senior Secured Notes were redeemed on July 20, 2006. The Company recorded a loss related to the repayment of debt in the amount of $12.8 million, including accrued interest.  In addition, the Company wrote-off of unamortized debt issue costs related to the Senior Secured Notes in the amount of $4.2 million as well as transaction fees in the amount of $0.3 million. During the 30-day notice period, the trustee held the funds remitted by us in an interest-bearing account, for which the Company was the beneficial owner of the interest. During the period from June 20, 2006 to July 20, 2006, the Company recorded approximately $0.4 million of interest income related to these funds.

Old Senior Secured Credit Facility

The Company had a revolving senior secured credit facility with $12.5 million borrowing availability, subject to a required reserve of $0.5 million (the “Old Senior Secured Credit Facility”). Borrowings under the Old Senior Secured Credit Facility were secured by substantially all of Golfsmith’s assets, excluding real property, equipment and proceeds thereof owned by Golfsmith, Holdings, or Golfsmith’s subsidiaries, and all of Golfsmith’s stock and equivalent equity interest in any subsidiaries. Available amounts under the Old Senior Secured Credit Facility were based on a borrowing base. The borrowing base was limited to 85% of the net amount of eligible receivables, as defined in the credit agreement, plus the lesser of (i) 65% of the value of eligible inventory and (ii) 60% of the net orderly liquidation value of eligible inventory, and minus $2.5 million, which was an availability block used to calculate the borrowing base. The Old Senior Secured Credit Facility contained restrictive covenants which, among other things, limited (i) additional indebtedness; (ii) dividends; (iii) capital expenditures; and (iv) acquisitions, mergers, and consolidations.

On June 20, 2006, the Old Senior Secured Credit Facility was amended and restated by entering into the Amended and Restated Credit Facility, at which time all remaining outstanding balances under the Old Senior Secured Credit Facility were repaid in full.

6. Commitments and Contingencies

Lease Commitments

The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through February 2020.  The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. The lease agreements contain provisions that require the Company to pay for normal repairs and maintenance, property taxes and insurance. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms ending dates range from March 2009 to June 2019.  Rent expense, net of sublease rental income, was $21.6 million, $20.9 million and $16.7 million for fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.  Sublease rental income was $1.9 million, $2.1 million and $1.3 million for fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

At January 3, 2009, future minimum payments due and sublease rental income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease	Sublease Rental
	Obligations	Income

2009	$23,963,308	$1,573,366
2010	23,827,118	1,526,915
2011	23,982,251	1,523,459
2012	22,916,522	1,469,232
2013	19,556,660	980,595
Thereafter	51,062,575	2,090,766
Total	$165,308,434	$9,164,333

Deferred rent consists of either or both of (1) a step-rent accrual related to the Company’s store leases and (2) a lease incentive obligation related to tenant incentives received by the Company pursuant to an operating lease agreement. In accordance with SFAS No. 13, “Accounting for Leases,” rent expense is recognized on a straight-line basis over the lease term.

Employment Agreements

The Company has employment agreements with Virginia Bunte, senior vice president, chief financial officer and treasurer, Sue E. Gove, executive vice president and chief operating officer and Martin E. Hanaka, chairman and chief executive officer.

Legal Proceedings

In March 2008, a former sublandlord of the Company, Marshalls of MA, filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and the Company, claiming a breach of lease obligations.  The action alleges that the Company violated a sublease from Marshalls, which the Company believes was properly assigned to Tomajan, when Tomajan defaulted under the terms of the lease agreement.  In the opinion of management, the Company should prevail in this dispute, however, in the event that the outcome is different from what management anticipates, it could have a material effect on the Company’s results of operations and financial condition.

In January 2009, the Company was served with a summons and complaint filed by Landmark Technology, LLC (“Landmark”).  Landmark filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement. The action alleged that the Company infringed upon three of Landmark’s patents directed to offering items for sale via computerized systems. The Company has not answered Landmark’s claims and is considering its options for purchasing a license from Landmark or defending against the disputed claims. In the event that the outcome is different from what the Company anticipates, it could have a material effect on the Company’s results of operations and financial condition.

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

7. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following at January 3, 2009 and December 29, 2007:

	January 3,	December 29,
	2009	2007
Gift cards and returns credits	$9,747,662	$10,700,771
Taxes	3,969,887	6,093,048
Salaries and benefits	2,603,979	1,556,081
Allowance for returns reserve	705,002	920,773
Interest	480,390	856,236
Other	1,508,919	1,066,546
Total	$19,015,839	$21,193,455

8. Benefit Plans

In 1998, the Company approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Historically, the Company has made a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. The Company contributed approximately $0.5 million, $0.3 million and $0.3 million in fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.  Beginning in January 2009, the Company’s matching contributions are discretionary.

9. Stockholders’ Equity and Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R) using the prospective method of transition.   Any newly issued share-based awards, or modifications to existing share-based awards, result in a measurement date under SFAS 123(R). As such, the Company is required to calculate and record compensation expense on a straight-line basis over the requisite service (vesting) period in its audited consolidated statements of operations based on the calculated fair value of the related awards at the time of issuance or modification. This requires the Company to utilize an option-pricing model, such as the Black-Scholes model, using specific estimates regarding risk-free rate of return, dividend yield, expected life of the award and estimated forfeitures of awards during the service period.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Results for prior periods have not been restated.

Common Stock

On May 25, 2006, the Company’s Board of Directors approved a 1-for-2.2798 reverse stock split for its issued and outstanding shares of common stock. The par value of the common stock was maintained at the pre-split amount of $0.001 per share par value. All references to common stock, stock options to purchase common stock and per share amounts in the audited consolidated financial statements have been restated to reflect the reverse stock split on a retroactive basis. In connection with the initial public offering, the Company’s stockholders approved an amended and restated articles of incorporation providing for an increase in the number of authorized shares of the Company’s common stock to 100,000,000, of which 15,777,185 and 15,777,145 shares were issued and outstanding at January 3, 2009 and December 29, 2007, respectively.

Preferred Stock

In connection with the initial public offering on June 20, 2006, the Company’s stockholders approved an amended and restated articles of incorporation providing for and the authorization of 10,000,000 shares of a new class of preferred stock, with a par value of $0.001 per share. To date, no shares of preferred stock have been issued.

At January 3, 2009, the Company had reserved the following shares of common stock for issuance:

Shares

Stock options	3,128,753
Deferred stock units	254,998
Preferred stock	10,000,000
Additional authorized common shares	80,839,065

Total unissued authorized common shares	94,222,816

Restricted Stock Units

In October 2002, concurrent with the acquisition of Golfsmith by Holdings, the Company awarded restricted stock units of Holdings’ common stock to eligible employees of Golfsmith and its subsidiaries. The stock units were granted with certain restrictions as defined in the respective stock unit agreements. The restricted stock units were fully vested at the date of grant and were held in an escrow account. The stock units became available to the holders at the completion of the initial public offering, upon which the restrictions lapsed. Upon the restrictions lapsing, the Company was required to remit the minimum statutory federal tax withholding amounts on behalf of the unit holders. The Company remitted $1.1 million to the federal taxing authority to satisfy this requirement. As allowable under the stock unit agreements, the Company withheld stock units from the holders with fair values equal to the federal tax withholding amounts paid by the Company on behalf of the holder. The Company withheld 90,256 stock units as settlement for this liability.

Following the lapse of the restrictions, 241,313 restricted stock units were converted into 241,313 shares of common stock in fiscal 2006. There were no outstanding shares of restricted stock units at either January 3, 2009 or December 29, 2007.  Further, there have been no new grants of restricted stock units since October 2002.

Stock Compensation Plans

2002 Incentive Stock Plan

In October 2002, the Company adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of the Company’s common stock (“options”), stock appreciation rights and restricted stock grants. The total number of shares of common stock that may be issued under the 2002 Plan is 2,850,000.  The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant and options generally vest over a period of five years with the term of each option no more than ten years from the date of grant.  There were 0.5 million and 0.7 million options outstanding under the 2002 Plan at January 3, 2009 and December 29, 2007, respectively.

2006 Incentive Compensation Plan

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. The total number of shares of common stock that may be issued under the 2006 Plan is 1,800,000.  The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant and options generally vest over a period of five years with the term of each option no more than ten years from the date of grant.  There were 2.4 million and 0.6 million options outstanding under the 2006 Plan at January 3, 2009 and December 29, 2007.

Non-Employee Director Compensation Plan

In August 2006, the Company adopted the Non-Employee Director Compensation Plan.  In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of deferred stock units (“DSUs”) to members of our Board of Directors. Each DSU represents the equivalent of one share of the Company’s common stock, vest immediately on the date of grant, and is exercisable upon a Directors’ completion of Board service.  DSUs granted are issuable and included in the total number of shares reserved for issuance under the 2006 Plan.

 A summary of our non-vested deferred stock units as of January 3, 2009 and December 29, 2007 and changes during the years then ended is presented below:

		Weighted-
	Number of	Average Grant
Nonvested DSUs	Shares	Date Fair Value
Nonvested at December 30, 2006	—	$—
Granted	37,981	6.89
Vested	(37,981)	6.89
Forfeited	—	—
Nonvested at December 29, 2007	—	—
Granted	213,809	2.48
Vested	(213,809)	2.48
Forfeited	—	—
Nonvested at January 3, 2009	—	$—

In fiscal 2007, one Director, upon his termination of service, exercised his DSU grant for 6,036 shares of common stock. The Company recorded $0.5 million, $0.3 million and $0.09 million of non-cash based compensation expense in fiscal years 2008, 2007 and 2006, respectively, related to DSU grants, equal to the calculated fair value of the DSU on the date of grant.

Accounting for Stock-based  Compensation

The Company calculates the fair value of option awards on the date of grant using the Black-Scholes option pricing model in accordance with SFAS 123(R). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued during 2008, expected volatility is based on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the two years of historic trading value of the Company’s own stock.  In calculating fair value for options issued prior to 2008, expected volatility was based 80% industry peer group volatility and based 20% on the Company’s own volatility.  The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award consistent with the guidance provided by the SEC in Staff Accounting Bulletin No. 107 and No. 110. The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of stock option awards granted during fiscal years 2008, 2007and 2006 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	January 3,	December 29,	December 30,
	2009	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	59.7% - 68.6%	41.0%	42.0% - 51.0%
Risk-free interest rate	2.9% - 4.0%	4.4%	4.9%
Expected option life (in years)	6.5	6.5	4.1 - 6.2

We recorded non-cash compensation expense of $0.6 million, $0.4 million and $0.6 million in selling, general and administrative expense related to stock option awards in fiscal years 2008, 2007 and 2006, respectively.

On September 29, 2008, the Company’s Board of Directors and Compensation Committee approved a grant of 200,000 options to purchase shares of the Company’s common stock at an exercise price of $2.50 per share to Sue E. Gove in connection with her appointment as executive vice president and chief operating officer and under the terms of her employment agreement.  On June 13, 2008, the Company’s Board of Directors and Compensation Committee also approved a grant of 1,000,000 options to purchase shares of the Company’s common stock at an exercise price of $2.32 per share to Martin E. Hanaka in connection with his appointment as chief executive officer and under the terms of his employment agreement.   Both Mr. Hanaka’s and Ms. Gove’s options vest in five equal annual installments commencing one year from the date of grant. Of the total options issued to Mr., Hanaka, 800,000 shares are subject to approval by the Company’s stockholders of an increase in the number of shares available for issuance under the 2006 Plan by at least an equal number of shares. The Company anticipates to request a stockholder vote to increase the number of shares authorized for issuance under the 2006 Plan in its 2008 Proxy Statement.  Although additional shares available for issuance under the 2006 Plan are not expected to be approved by the Company’s stockholders until its annual stockholder meeting on May 5, 2009, the Company has treated the full 1,000,000 option grant as fully approved on the date of grant, and has recorded compensation expense accordingly, since First Atlantic Capital, Ltd. owns a majority of the voting shares and the Company anticipates approval of the grant.

In June 2006, the Company’s Board of Directors approved a modification to all outstanding stock options issued through that date under the 2002 Plan, such that the vesting provisions for each option holder were modified to accelerate certain levels of vesting.  As a result of this modification, the Company recorded incremental compensation expense equal to the difference between the calculated fair value of each option immediately prior to modification and at the modification date.

A summary of the Company’s stock option activity and related information for options issued under the 2006 and 2002 Option Plans for fiscal years ended January 3, 2009 and December 29, 2007 is as follows:

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding at December 30, 2006	1,011,428	$8.31

Granted	446,749	6.21
Forfeited	(154,105)	8.60
Exercised	(48,510)	6.84

Outstanding at December 29, 2007	1,255,562	$7.59	7.5	$—

Granted	2,001,000	2.30
Forfeited	(351,625)	6.31
Exercised	—	—

Outstanding at January 3, 2009	2,904,937	$4.10	8.4	$—

Exercisable at January 3, 2009	634,164	$7.48	5.8	$—
Vested / expected to vest at January 3, 2009	3,127,743	$4.40	8.2	$—

The weighted-average calculated fair value for stock options granted during fiscal years 2008, 2007 and 2006 was $1.51, $2.91 and $6.31 per share, respectively. The intrinsic value of stock options exercised was a negligible amount in fiscal 2007.  No options were exercised in fiscal 2008. The Company received cash of approximately $0.3 million and $0.1 million related to the exercise of stock options during fiscal 2007 and 2006, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The Company had approximately $3.4 million of unrecognized compensation costs related to stock options issued under the 2006 and 2002 Plans at January 3, 2009, that are expected to be recognized over a weighted-average period of 4.2 years.

10. Income Taxes

Significant components of the income tax provision attributable to continuing operations are as follows:

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Current:
Federal	$(32,460)	$74,402	$27,557
State	88,279	327,522	103,000
Foreign	65,571	286,812	56,168

Total current	121,390	688,736	186,725

Deferred:
Federal	—	(27,703)	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	(27,703)	—

Income tax provision	$121,390	$661,033	$186,725

The Company’s provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate to loss from continuing operations before taxes as follows:

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	%	%	%
Income tax at U.S. statutory rate	(34.0)	(34.0)	(34.0)
State taxes, net of federal income tax	16.9	(1.6)	1.0
Foreign income taxes	—	0.7	0.8
Permanent differences and other	17.0	7.2	(6.8)
Utilized net operating losses	—	(2.7)	—
Change in valuation allowance	30.9	32.0	41.7

Income tax provision	30.8	1.6	2.7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at January 3, 2009 and December 29, 2007 are as follows:

	As of the period ended
	January 3, 2009	December 29, 2007
Deferred tax assets:
Current deferred tax assets
Inventory basis	$1,655,464	$1,844,424
Reserves and allowances	2,017,450	1,628,983
Gross current deferred tax assets	3,672,914	3,473,407
Valuation allowance	(3,579,208)	(3,375,011)
Net current deferred tax assets	93,706	98,396

Noncurrent deferred tax assets
Depreciable/amortizable assets	9,745,319	10,737,020
Accruals and other	4,688,680	3,945,997
Net operating loss carryforwards	1,684,995	1,567,310
Gross noncurrent deferred tax assets	16,118,994	16,250,327
Valuation allowance	(15,707,753)	(15,789,984)
Net noncurrent deferred tax assets	411,241	460,343

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(477,244)	(531,036)
Net current deferred tax liabilities	(477,244)	(531,036)

Net current deferred tax assets (liabilities)	(383,538)	(432,640)

Net noncurrent deferred tax assets (liabilities)	$411,241	$460,343

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the fiscal year ended January 3, 2009, the valuation allowance increased by $0.1 million.

As of January 3, 2009, the Company had remaining federal net operating loss carryforwards of $1.4 million that will begin expiring in 2026 if not utilized and federal tax credit carryovers of approximately $1.1 million that will begin expiring in 2013 if not utilized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The tax years 2005 through 2008 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.

The Company adopted FIN 48 in the first quarter of fiscal 2007.  As a result of the adoption of FIN 48, the Company recognized an increase in the liability for uncertain tax positions in the amount of $0.09 million, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings.  There were no changes to the tax liability during fiscal 2008.

Balance at December 30, 2006	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	92,500
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 29, 2007	92,500
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at January 3, 2009	$92,500

In the event the Company has unrecognized tax benefits, the Company will recognize related accrued interest and penalties as income tax expense.

11. Foreign and Domestic Operations

The Company operates in foreign and domestic regions. Information about these operations is presented below:

	Fiscal Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Net Revenues:
North America	372,440,416	381,547,211	352,080,284
International	6,331,681	6,610,047	5,809,911

Operating Income (loss):
North America	1,689,353	(37,608,463)	10,967,925
International	634,798	735,191	593,182

Income (loss) from continuing operations before income taxes:
North America	(1,048,684)	(40,705,306)	(8,388,578)
International	654,463	546,289	465,965

	As of the period ended
	January 3, 2009	December 29, 2007	December 30, 2006
Identifiable assets:
North America	186,147,940	200,739,915	226,130,598
International	2,096,224	2,180,121	1,788,752

12. Valuation and Qualifying Accounts

		Amounts
		Charged to
	Balance at	Net Loss,	Write-offs	Balance at
	Beginning	Net of	Against	End of
	of Period	Recoveries	Reserves	Period
Allowance for Sales Returns:
Fiscal year ended January 3, 2009	$920,773	$12,128,927	(12,344,698)	$705,002
Fiscal year ended December 29, 2007	872,511	13,302,830	(13,254,568)	920,773
Fiscal year ended December 30, 2006	671,742	12,444,500	(12,243,731)	872,511

Allowance for Doubtful Accounts:
Fiscal year ended January 3, 2009	$206,396	$175,179	(250,510)	$131,065
Fiscal year ended December 29, 2007	158,638	162,398	(114,640)	206,396
Fiscal year ended December 30, 2006	146,964	148,313	(136,639)	158,638

13.     Consolidated Quarterly Financial Information (Unaudited)

	Quarter				Fiscal
	First	Second	Third	Fourth	2008
Net revenues	$79,235,496	$129,994,600	$101,701,696	$67,840,305	$378,772,097
Gross profit	27,159,890	44,684,485	34,932,856	20,860,632	127,637,863
Operating income (loss)	(5,204,088)	10,435,770	3,687,723	(6,595,254)	2,324,151
Net income (loss)	(5,442,999)	8,571,422	2,843,083	(6,487,117)	(515,611)
Basic net income (loss) per share of common stock	(0.34)	0.54	0.17	(0.40)	(0.03)
Diluted net income (loss) per share of common stock	$(0.34)	$0.54	$0.17	$(0.40)	$(0.03)

	Quarter				Fiscal
	First	Second	Third	Fourth	2007
Net revenues	$77,662,496	$124,998,760	$106,526,847	$78,969,155	$388,157,258
Gross profit	26,083,226	44,442,665	37,820,982	27,555,442	135,902,315
Operating income (loss)	(3,899,440)	7,682,500	4,944,519	(45,600,851)	(36,873,272)
Net income (loss)	(4,908,991)	6,815,387	3,968,970	(46,695,416)	(40,820,050)
Basic net income (loss) per share of common stock	(0.31)	0.43	0.25	(2.95)	(2.58)
Diluted net income (loss) per share of common stock	$(0.31)	$0.43	$0.25	$(2.95)	$(2.58)

14. Related Party Transactions

In October 2002, the Company entered into a management consulting agreement with First Atlantic Capital, Ltd., its majority stockholder, whereby the Company paid a management fee of $0.6 million per year, plus out-of-pocket expenses, to this majority stockholder. In fiscal 2006, the Company and its majority stockholder agreed to terminate the management consulting agreement with the Company paying a $3.0 million termination fee. The Company’s majority stockholder will receive no other fees in connection with the terminated agreement, other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. During the fiscal year ended December 30, 2006, the Company paid approximately $0.3 million to this majority stockholder under the agreement. These amounts are recognized in the audited consolidated statement of operations in selling, general and administrative expense. As of January 3, 2009 and December 29, 2007, the Company did not have any material amounts payable to this majority stockholder.

On June 9, 2005, Holdings entered into a consulting agreement with a director of the Company. The agreement had an initial term of three years and could be terminated by either party giving thirty days’ prior written notice. Pursuant to the terms of the agreement, the director would make him or herself available for ten business days per calendar year during the term of the agreement for consulting services provided to the Company. The Company paid the director $2,000 per business day on which consulting services were performed and reimbursed the director for reasonable out-of-pocket expenses. The Company paid approximately $25,000 to this director under this agreement in fiscal 2006. There were no amounts owed to this director as of January 3, 2009 or December 29, 2007.   Prior to the initial public offering in June 2006, this agreement was terminated.

The Company had previously recorded a related party receivable and offsetting liability of approximately $1.5 million related to estimated state taxes owed and related interest on those past due amounts (the “State Taxes and Interest Owed”). The State Taxes and Interest Owed relate to periods prior to the acquisition by Golfsmith International Holdings, Inc. of Golfsmith International, Inc. in 2002. The individuals that were stockholders of Golfsmith International, Inc. (the “Selling Stockholders”), agreed to reimburse the Company for all State Taxes and Interest Owed.  In May, 2008, the Company received $1.2 million from the Selling Stockholders for the State Taxes and Interest Owed.  In turn, the Company filed the amended tax returns and paid the related State Taxes and Interest Owed of $1.2 million, as well as associated penalties of $0.2 million. The Company does not expect to incur any additional liabilities or expense related to this matter in future periods.

15.  Subsequent Events

On February 17, 2009, Virginia Bunte, senior vice president, chief financial officer and treasurer gave notice of her resignation from her position effective March 3, 2009.  Following Ms. Bunte’s departure, Sue E. Gove will assume all duties as interim chief financial officer.  The Company and Ms. Bunte have negotiated a separation agreement under which the Company will provide Ms. Bunte with benefits over the following two years through March 3, 2011, equal to her current base salary in 52 equal installments (the “Severance Payments”).  After March 3, 2010, Ms. Bunte’s severance payments will continue to the extent she has not accepted other employment.  In all cases, the Company will pay Ms. Bunte monies to ensure any monies earned or received from another Company are equal to or greater than the Severance Payments.  Ms. Bunte will also be provided with continuation of health insurance coverage or COBRA continuation coverage premium payments payable by the Company for Ms. Bunte and her dependents.

The Company has initiated a search for Ms. Bunte’s replacement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of its internal control over financial reporting. Based on this evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of January 3, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

During the fiscal quarter ended January 3, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required in response to this Item is contained under the captions, “Proposals Submitted for Stockholder Vote — Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” “Director Nomination Process” and “Committees of the Board of Directors — Audit Committee.” These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 11. Executive Compensation

The information required in response to this Item is contained under the captions, “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee.” These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item is contained under the captions, “Equity Compensation Arrangements” and “Security Ownership by Directors, Executive Officers and Owners of more than Five Percent of our Common Stock.” These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item is contained under the captions, “Certain Transactions” and “Independence of Directors.” These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.” This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)          Audited Consolidated Financial Statements: See Index to Audited Consolidated Financial Statements in Item 8.

(2)          Supplementary Financial Statement Schedules: No schedules are required.

(3)          Exhibits.

EXHIBIT INDEX

Exhibit
Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-132414) filed on June 1, 2006, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-K, filed on November 2, 2007, and incorporated herein by reference).

4.1

Specimen of Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-132414) filed on June 1, 2006, and incorporated herein by reference).

10.1*

Employment Agreement, dated as of June 13, 2008, between the Registrant and Martin E. Hanaka (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 18, 2008, and incorporated herein by reference).

10.2*	Notice of Option Grant to Martin E. Hanaka, dated as of June 13, 2008 (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on June 18, 2008, and incorporated herein by reference).

10.3*

Employment Agreement, dated as of September 29, 2008, between the Registrant and Sue E. Gove (filed as Exhibit 10.3 to the Registrant’s Form 8-K, filed on September 29, 2008, and incorporated herein by reference).

10.4*	Notice of Option Grant to Sue E. Gove, dated as of September 29, 2008 (filed as Exhibit 10.4 to the Registrant’s Form 8-K, filed on September 29, 2008, and incorporated herein by reference).

10.5*

Amended and Restated Employment Agreement, dated as of May 30, 2006, between Golfsmith International, Inc. and Virginia Bunte (filed as Exhibit 10.22 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-132414) filed on June 1, 2006, and incorporated herein by reference).

10.6*

Consulting Agreement, dated as of April 5, 2006, between Mr. Thomas Hardy and the Registrant (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 7, 2006, and incorporated herein by reference).

10.7*

2006 Incentive Compensation Plan (filed as Exhibit 10.27 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-132414) filed on June 1, 2006, and incorporated herein by reference).

10.8*

2002 Incentive Stock Plan (filed as Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (No. 333-101117) filed on April 4, 2003, and incorporated herein by reference).

10.9*	Severance Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 filed on November 6, 2008, and incorporated herein by reference).

10.10*	Non-Employee Director Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 29, 2007, and incorporated herein by reference).

10.11*	Form of Deferred Stock Unit Award Agreement (filed as Exhibit 10.3 to the Registrant’s Form 8-K, filed on August 25, 2006, and incorporated herein by reference).

10.12*	Form of Notice of Deferred Stock Unit Grant (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on August 25, 2006, and incorporated herein by reference).

10.13*	Annual Management Incentive Program (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on August 30, 2005, and incorporated herein by reference).

10.14*	Form Individual Notice of Award (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on August 30, 2005, and incorporated herein by reference).

10.15

Management Rights Agreement (filed as Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (No. 333-132414) filed on June 1, 2006, and incorporated herein by reference).

10.16

Amended and Restated Credit Agreement, dated June 20, 2006, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers, the Registrant and the subsidiaries of the Registrant identified therein as credit parties, General Electric Capital Corporation, as administrative agent, swing line lender and L/C issuer, GE Capital Markets, Inc., as sole lead arranger and bookrunner, and the financial institutions from time to time parties thereto (filed as Exhibit 99.1 to the Registrant’s Form 8-K, filed on June 26, 2006, and incorporated herein by reference).

10.17

First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 2, 2007, and incorporated herein by reference).

10.18

Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation (filed as Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 2, 2007, and incorporated herein by reference).

14.1

Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).

14.2

Code of Business Conduct and Ethics for Directors, Officers and Employees (filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Form 10-K, filed on March 6, 2008, and incorporated herein by reference).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (Filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin Hanaka (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte (Filed herewith).

32.1	Certification of Martin Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of Virginia Bunte Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

*           Indicates management compensatory plan, contract or arrangement.

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

Date: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	MARTIN E. HANAKA	Chief Executive Officer, President and Chairman of the Board	March 3, 2009
	Martin E. Hanaka	(Principal Executive Officer)

/s/	VIRGINIA BUNTE	Senior Vice President — Treasurer and Chief Financial Officer	March 3, 2009
	Virginia Bunte	(Principal Financial and Accounting Officer)

/s/	THOMAS BERGLUND	Director	March 3, 2009
Thomas Berglund

/s/	JAMES GROVER	Director	March 3, 2009
James Grover

/s/	NOEL WILENS	Director	March 3, 2009
Noel Wilens

/s/	THOMAS G. HARDY	Director	March 3, 2009
Thomas G. Hardy

/s/	JAMES LONG	Director	March 3, 2009
James Long

/s/	ROBERTO BUARON	Director	March 3, 2009
Roberto Buaron

/s/	GLENDA CHAMBERLAIN	Director	March 3, 2009
Glenda Chamberlain

/s/	MARVIN E. LESSER	Director	March 3, 2009
Marvin E. Lesser

/s/	ROBERT E. ALLEN	Director	March 3, 2009
Robert E. Allen