Form 10-Q
period 2009-04-04
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2009-05-06
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52041

GOLFSMITH INTERNATIONAL

HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	16-1634847
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11000 N. IH-35, Austin, Texas	78753 — 3195
(Address of Principal Executive Offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (512) 837-8810

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 6, 2009
$.001 par value	15,777,185 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 4, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 4,	January 3,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash	$3,663,863	$2,655,009
Receivables, net of allowances of $204,621 at April 4, 2009 and $131,065 at January 3, 2009	1,902,894	1,597,486
Inventories	94,147,150	90,499,949
Prepaid expenses and other current assets	8,583,485	9,288,142
Total current assets	108,297,392	104,040,586

Property and equipment:
Land and buildings	22,309,049	22,263,200
Equipment, furniture and fixtures	37,026,492	34,437,845
Leasehold improvements and construction in progress	40,529,325	39,081,298
	99,864,866	95,782,343
Less: accumulated depreciation and amortization	(42,616,449)	(38,899,399)
Net property and equipment	57,248,417	56,882,944

Tradename	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251
Customer database, net of accumulated amortization of $2,454,981 at April 4, 2009 and $2,360,559 at January 3, 2009	944,224	1,038,646
Debt issuance costs, net of accumulated amortization of $395,991 at April 4, 2009 and $354,951 at January 3, 2009	369,356	410,396
Deferred tax assets, net	411,241	411,241
Other long-term assets	318,953	330,100
Total assets	$192,719,834	$188,244,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,104,933	$34,920,442
Accrued expenses and other current liabilities	14,251,332	19,015,839
Deferred tax liabilities, net	383,538	383,538
Total current liabilities	69,739,803	54,319,819

Deferred rent liabilities	12,688,171	12,209,786
Line of credit	45,189,000	51,708,222
Total liabilities	127,616,974	118,237,827

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at each April 4, 2009 and January 3, 2009; 15,777,185 shares issued and outstanding at each April 4, 2009 and January 3, 2009	15,778	15,778

Preferred stock —$.001 par value; 10,000,000 shares authorized at each April 4, 2009 and January 3, 2009; no shares issued and outstanding	—	—
Deferred Stock Units -$.001 par value; 254,998 shares issued and outstanding at each April 4, 2009 and January 3, 2009	255	255

Additional paid-in capital	123,402,937	123,245,789
Accumulated other comprehensive loss	(425,159)	(490,847)
Accumulated deficit	(57,890,951)	(52,764,638)
Total stockholders’ equity	65,102,860	70,006,337

Total liabilities and stockholders’ equity	$192,719,834	$188,244,164

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Net revenues	$68,792,904	$79,235,496
Cost of products sold	46,022,438	52,075,606
Gross profit	22,770,466	27,159,890

Selling, general and administrative	27,817,929	32,335,834
Store pre-opening / closing expenses	348,226	28,144
Total operating expenses	28,166,155	32,363,978

Operating loss	(5,395,689)	(5,204,088)

Interest income (expense), net	(477,140)	(987,699)
Other income (expense), net	56,750	6,561

Loss before income taxes	(5,816,079)	(6,185,226)

Income tax benefit	689,766	742,227

Net loss	$(5,126,313)	$(5,442,999)

Net loss per common share - basic	$(0.32)	$(0.34)
Net loss per common share - diluted	$(0.32)	$(0.34)

Basic weighted average common shares outstanding	16,032,183	15,839,215
Diluted weighted average common shares outstanding	16,032,183	15,839,215

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2009	2008

Operating Activities
Net loss	$(5,126,313)	$(5,442,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,261,506	2,254,649
Provision for bad debt expense	32,364	39,262
Amortization of intangible assets	94,422	94,423
Amortization of debt issue costs and debt discount	41,040	41,040
Stock-based compensation	157,148	455,343
Change in operating assets and liabilities:
Accounts receivable	(312,852)	(659,531)
Inventories	(5,565,384)	(3,800,819)
Prepaids and other current assets	709,662	(574,174)
Other assets	10,830	11,146
Accounts payable	22,167,481	(6,347,768)
Accrued expenses and other current liabilities	(5,201,991)	(2,110,598)
Deferred rent	478,385	163,264

Net cash provided by (used in) operating activities	9,746,298	(15,876,762)

Investing Activities
Purchase of property and equipment	(2,197,687)	(660,199)

Net cash used in investing activities	(2,197,687)	(660,199)

Financing Activities
Principal payments on line of credit	(30,686,239)	(30,587,222)
Proceeds from line of credit	24,167,017	45,263,986

Net cash (used in) provided by financing activities	(6,519,222)	14,676,764

Effect of exchange rate changes on cash	(20,535)	(4,366)

Change in cash	1,008,854	(1,864,563)
Cash, beginning of period	2,655,009	4,025,299

Cash, end of period	$3,663,863	$2,160,736

Supplemental cash flow information:
Interest payments	$787,142	$1,035,486
Income tax payments	61,530	79,250

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three month period ended April 4, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three month periods ended April 4, 2009 and March 29, 2008, respectively, both consisted of 13 weeks.

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

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2009 Annual Report on Form 10-K, except for the following:

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe the implementation of FSP No. 142-3 will have a material impact on its results of operations or financial position.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FSP FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delayed, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

2.              Basic and Diluted Net Loss Per Common Share

The calculation for basic net loss per common share is based on the weighted average number of common shares outstanding, including outstanding deferred common stock units (“DSUs”). Diluted net income or loss per common share is computed based on the weighted average number of common shares outstanding, including outstanding DSUs, adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include outstanding stock options. The computation of dilutive shares excluded options outstanding to purchase 2.7 million and 1.1 million shares as of April 4, 2009 and March 29, 2008, respectively, because such outstanding options’ exercise prices were equal to or greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	April 4,	March 29,
	2009	2008

Net loss	$(5,126,313)	$(5,442,999)
Basic:
Weighted-average shares of common stock outstanding	15,777,185	15,777,145
Weighted-average shares of deferred common stock units outstanding	254,998	62,070

Shares used in computing basic net loss per common share	16,032,183	15,839,215

Effect of dilutive securities:
Stock options and awards	—	—
Shares used in computing diluted net loss per common share	16,032,183	15,839,215

Basic net loss per common share	$(0.32)	$(0.34)
Diluted net loss per common share	$(0.32)	$(0.34)

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     Stock-Based Compensation

2006 Incentive Compensation Plan

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. The total number of shares of common stock that could originally be issued under the 2006 Plan was 1,800,000.  On May 5, 2009, the stockholders of the Company approved the First Amendment to the 2006 Plan (the “Amendment”), which increased the number of shares of common stock that may be issued under the 2006 Plan from 1,800,000 to 3,300,000.  The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant and options generally vest over a period of five years with the term of each option no more than ten years from the date of grant.  There were 2.7 million options outstanding under the 2006 Plan at April 4, 2009.

The Company calculates the fair value of option awards on the date of grant using the Black-Scholes option pricing model in accordance with SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued, expected volatility is based on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the three years of historic trading value of the Company’s own stock.  The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award consistent with the guidance provided by the SEC in Staff Accounting Bulletin No. 107 and No. 110. The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.  In the case of service based awards, the resulting calculated fair values are reported as non-cash compensation expense in the unaudited condensed statements of operations and amortized over the vesting period.  The assumptions used to calculate the fair value of stock options granted are periodically evaluated and revised, as necessary, to reflect market conditions and experience.

Non-Employee Director Compensation Plan

In August 2006, the Company adopted the Non-Employee Director Compensation Plan.  In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of DSUs to members of the Company’s Board of Directors. Each DSU represents the equivalent of one share of the Company’s common stock, vests immediately on the date of grant, and is exercisable upon a Directors’ completion of Board service.  DSUs granted are issuable and included in the total number of shares reserved for issuance under the 2006 Plan.  There were no DSUs issued during the three month period ended April 4, 2009 and 100,000 shares were issued to the Company’s Chief Executive Officer during the three month period ended March 29, 2008.

For the three month periods ended April 4, 2009 and March 29, 2008, the Company recorded non-cash compensation expense of $0.2 million and $0.5 million in selling, general and administrative expense, respectively.  As of April 4, 2009, there was $3.0 million of unamortized non-cash compensation expense, net of expected forfeitures, related to non-vested stock options which are expected to be amortized over a weighted-average period of approximately 4 years. There were no stock option grants or stock option exercises during the three month periods ended April 4, 2009 and March 29, 2008.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.              Income Taxes

Income taxes for the interim periods presented have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. For the three month periods ended April 4, 2009 and March 29, 2008, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.9% and 12.0%, respectively.   For both the three month periods ended April 4, 2009 and March 29, 2008, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowances.

In each of the three month periods ended April 4, 2009 and March 29, 2008, we recorded approximately $0.7 million of income tax benefit, on pre-tax loss of approximately $5.8 million and $6.2 million, respectively.

In July 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.   The Company had $0.09 million of unrecognized tax benefits at April 4, 2009 and March 29, 2008, which would have a slight impact to the Company’s effective income tax rate if recognized.  As of April 4, 2009, the Company does not expect to recognize any tax benefits in the next twelve months due to the closing of open tax years. Unrecognized income tax benefits relate to the uncertainty regarding deductions taken on returns that have not been examined by the applicable tax authority.  The Company recognized no material adjustments to the liability for unrecognized income tax benefits from the balance recorded as of January 3, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

5.              Comprehensive Loss

Comprehensive loss is computed as net loss plus certain other items that are recorded directly to stockholders’ equity. In addition to net loss, the components of comprehensive loss also include foreign currency translation adjustments. There were no material changes to comprehensive loss during the three month periods ended April 4, 2009 and March 29, 2008.

6.              Intangible Assets

The following is a summary of the Company’s intangible assets that are subject to amortization as of each of the periods presented below:

	April 4,	January 3,
	2009	2009
Customer database - gross carrying amount	$3,399,205	$3,399,205
Customer database - accumulated amortization	(2,454,981)	(2,360,559)

Customer database - net carrying amount	$944,224	$1,038,646

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to finite-lived intangible assets was approximately $0.1 million for each of the three month periods ended April 4, 2009 and March 29, 2008, respectively, and is recorded in selling, general and administration expense in the unaudited condensed consolidated statements of operations.  Our amortizable intangible assets are being amortized over the estimated useful lives of 9 years.

Future estimated amortization expense related to intangible assets subject to amortization is as follows:

Remaining 2009	283,267
2010	377,689
2011	283,268

Total	$944,224

7.              Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses and other current liabilities are comprised of the following:

	April 4,	January 3,
	2009	2009
Gift cards and returns credits	$7,467,661	$9,747,662
Taxes	2,220,918	3,969,887
Salaries and benefits	1,951,783	2,603,979
Allowance for returns reserve	720,620	705,002
Interest	129,888	480,390
Other	1,760,462	1,508,918
Total	$14,251,332	$19,015,838

8.              Debt

Amended and Restated Credit Facility

On June 20, 2006, the Company entered into an Amended and Restated Credit Facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”).  The Amended and Restated Credit Facility was further amended in September 2007 and consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility, and a $10.0 million swing line sub facility.  On an ongoing basis, loans incurred under the Amended and Restated Credit Facility will be used for working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).  The Credit Facility has a term of five years and expires in June 2011.

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

Covenants and Events of Default.  The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of April 4, 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Amended and Restated Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.   The Administrative Agent has the right to establish, modify, or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.  At April 4, 2009, the Company had $45.2 million of outstanding borrowings under the Amended and Restated Credit Facility and $16.4 million of borrowing availability after giving effect to all reserves. At January 3, 2009, the Company had $51.7 million of outstanding borrowings under its Amended and Restated Credit Facility and $5.9 million of borrowing availability after giving effect to all reserves.

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

The Company has no operations or any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, including its liability under the Amended and Restated Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations and include its liability under the Amended and Restated Credit Facility. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

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

At April 4, 2009, future minimum lease payments and sublease rental income under non-cancelable operating leases, excluding repairs and maintenance, property taxes and insurance, with initial terms of one year or more, are presented in the table below for each of the 12-month periods ending at the end of our first fiscal quarter for each year presented below.

	Operating Lease Obligations	Sublease Rental Income

2009	$24,115,923	$1,582,479
2010	24,052,879	1,551,506
2011	24,194,984	1,544,542
2012	22,679,932	1,468,518
2013	18,983,260	856,625
Thereafter	47,380,831	1,999,686

Total	$161,407,809	$9,003,356

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating leases expire at various times through 2020. Rent expense, net, for all operating leases was $5.8 million and $5.5 million for the three month periods ended April 4, 2009 and March 29, 2008, respectively.  Sublease rental income recorded as a reduction of rent expense was $0.3 million for each of the three month periods ended April 4, 2009 and March 29, 2008.

Employment Agreements

The Company has employment agreements with Martin E. Hanaka, Chairman and Chief Executive Officer, and Sue E. Gove, Executive Vice President, Chief Operating Officer and Chief Financial Officer.

Legal Proceedings

In March 2008, a former sub landlord of the Company, Marshalls of MA, filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and the Company, claiming a breach of lease obligations.  The action alleges that the Company violated a sublease from Marshalls, which the Company believes was properly assigned to Tomajan, when Tomajan defaulted under the terms of the lease agreement.  In the opinion of management, the Company should prevail in this dispute, however, in the event that the outcome is different from what management anticipates it could have a material effect on the Company’s results of operations and financial condition.

In January 2009, the Company was served with a summons and complaint filed by Landmark Technology, LLC (“Landmark”).  Landmark filed an action in the United States District Court for the Eastern District of Texas against the Company for patent infringement. The action alleged that the Company infringed upon three of Landmark’s patents directed to offering items for sale via computerized systems.  During the three months ended April 4, 2009, the Company settled this claim for an immaterial amount.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business.  The Company believes that the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, and in 1975 we mailed our first general golf products catalog. Over the past three decades, we have continued to expand our product offerings, open retail stores and add to our direct-to-consumer channel through our Internet site at www.golfsmith.com.

We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs.  As of May 6, 2009, we operated 73 retail stores in 19 states and 26 markets, which include 13 of the top 15 golf markets. We opened one new store in a new market in January 2009 in Palm Desert, California.  We have also signed leases for premises in Troy, Michigan and The Woodlands, Texas for the relocation of two of our existing stores in April and May of 2009, respectively, due to expiring leases.  We continue to explore strategic opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. We also continually evaluate our effectiveness in existing markets.  A major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel.  In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as was the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three month periods ended April 4, 2009 and March 29, 2008 each consisted of 13 weeks.

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

Sales of golf products are generally affected by the popularity of golf, increases and decreases in the number of golf participants and the number of rounds played annually in the United States. The popularity of golf is directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could cause a decrease in our sales of golf products. Also, according to the National Golf Foundation (“NGF”), the number of rounds played has had minimal increases over the past four years and the number of golf participants has stayed fairly flat. The NGF estimates that in 2007 there were approximately 30 million golf participants and the number of rounds played was approximately 500 million. The NGF predicts that, over the next 20 years, the number of golf participants in the United States will grow by three to four million and that the number of rounds played will increase by 100 to 150 million. Because of an anticipated slow growth rate in the golf industry, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations data and the related percentage of total net revenues for the three month periods ended April 4, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	April 4,		March 29,
	2009		2008

Net revenues	$68,793	100.0%	$79,235	100.0%
Cost of products sold	46,022	66.9%	52,076	65.7%
Gross profit	22,771	33.1%	27,159	34.3%

Selling, general and administrative	27,818	40.4%	32,336	40.8%
Store pre-opening expenses	348	0.5%	28	0.0%

Total operating expenses	28,166	40.9%	32,364	40.8%

Operating loss	(5,395)	-7.8%	(5,205)	-6.5%

Interest income (expense), net	(477)	-0.6%	(988)	-1.2%
Other income (expense), net	56	0.0%	8	0.0%

Income before income taxes	(5,816)	-8.4%	(6,185)	-7.7%

Income tax benefit	690	1.0%	742	0.9%

Net loss	$(5,126)	-7.4%	$(5,443)	-6.8%

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three month periods ended April 4, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	April 4,	March 29,	$	%
	2009	2008	Change	Change
Comparable stores	$53,383	$60,445	$(7,062)	-11.6%
Non-comparable stores	1,508	493	1,015	205.8%
Total stores	54,891	60,938	(6,047)	-9.9%

Direct-to-consumer	12,212	16,243	(4,031)	-24.8%
International distributors and other	1,690	2,054	(364)	-17.7%

Net revenues	$68,793	$79,235	$(10,442)	-13.1%

Revenues

Revenue channels. We generate revenues from the sale of golf and tennis products in our retail stores, through our direct-to-consumer distribution channels and from other sources, including international distributors. Revenues consist of merchandise sales, net of expected returns, as well as gift card breakage.

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

Operating Expenses

Selling, general and administrative.  Selling, general and administrative expenses consist of all expenses associated with general operations for our stores, our corporate headquarters and international operations. This includes salary and related benefits, occupancy costs, including rent and common area maintenance, information technology, legal, accounting, stock-based compensation, advertising and direct expenses, including supplies for all retail and corporate facilities. A portion of our occupancy expenses is offset through our subleases to GolfTEC Learning Centers (see Note 9). Additionally, a portion of income received through our co-operative advertising program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses.

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

Three Months Ended April 4, 2009 compared to Three Months Ended March 29, 2008

Net Revenues.  Net revenues decreased 13.2% to $68.8 million for the three months ended April 4, 2009 compared to $79.2 million for the three months ended March 29, 2008. The decrease was due to a $6.0 million decrease in our store revenues and a decrease of $4.0 million from our direct-to-consumer channel. Our comparable store revenues decreased $7.1 million, or 11.7% during the three months ended April 4, 2009 as compared to the three months ended March 29, 2008, and our non-comparable store revenues increased $1.0 million, or 205.8%, due to the opening of our new store in Palm Desert, California in January of 2009.

Our net revenues continue to be negatively impacted by general economic conditions as well as a decrease in consumer confidence, and to a lesser extent due to increased competition resulting from competitor entry into certain geographic markets.  The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and decreasing retail store traffic.  We anticipate that these conditions will all continue to exist in the foreseeable future. However, in an effort to drive consumer demand, we offered more value-based promotions from many of the top manufacturers during the first quarter of this year, which positively contributed to our net revenues.

We believe that general economic conditions also adversely affected our direct-to-consumer channel business.  In addition, through our marketing efforts, we directed significantly more advertising to our retail channel, resulting in a shift in the mix of sales by channel in the current year quarter as compared to the prior year.  Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel.

In addition to the conditions discussed above, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products.  Prior to the first quarter of this year, golf rounds played had been trending down as compared to the same period in the prior year.  Golf rounds played in the three months ended April 4, 2009 increased 2.4% compared to the same period in fiscal 2008.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, decreased to 33.1% for the three months ended April 4, 2009 from 34.3% for the three months ended March 29, 2008.  The decline in gross profit, as a percentage of net revenues, of 1.2% was due to (1) a decrease of 0.4%, as percentage of net revenues, related to price reductions designed to drive sales on certain items and higher seasonal markdowns, (2) a decrease of 0.2%, as a percentage of net revenues, due to the price repositioning of used clubs, and (3) a decrease of 0.8%, as a percentage of net revenues, attributable to a change in estimate related to the classification of vendor income earned from co-operative vendor programs that was implemented in the fourth quarter of 2008.  These reductions were partially offset by an increase of 0.2%, as a percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses.

Selling, general and administrative.  Selling, general and administrative expense decreased to $27.8 million, or 14.0% for the three months ended April 4, 2009 from $32.3 million for the three months ended March 29, 2008.  As a percentage of net revenues, selling, general and administrative expense decreased to 40.4% for the three months ended April 4, 2009 from 40.8% for the three months ended March 29, 2008.  The decrease in selling, general and administrative expense primarily relates to (1) a decrease of 1.6%, as a percentage of net revenues, for one-time charges including $1.8 million incurred in the prior year quarter related to severance payments and non-cash stock based compensation for our former Chief Executive Officer, partially offset by $0.5 million of severance to our former Chief Financial Officer recorded in the current year quarter, (2) a decrease of 0.5%, as a percentage of net revenues, due to reduced advertising as well as changes to our marketing strategy, (3) a decrease of 0.04%, as a percentage of net revenues, due to reduced salaries and related benefits as a result of organizational changes and improved labor scheduling at our retail stores, and (4) a decrease of 1.0%, as a percentage of net revenues, due to a change in estimate related to vendor programs as discussed above. These decreases were partially offset by an increase in the fixed cost rate, as a percentage of net revenues, resulting from the decrease in sales.

Store pre-opening / closing expenses.   Store pre-opening / closing expenses increased to $0.3 million for the three months ended April 4, 2009 as compared to $0.03 million for the three months ended March 29, 2008.  The increase in store pre-opening / closing expenses is due to the opening of our Palm Desert, California store in January 2009 and costs incurred during the quarter related to the relocation of our Troy, Michigan store in April 2009.  In the first quarter of 2008, there were no new store openings and only immaterial costs incurred due to the closing of two stores.

Interest income (expense), net. Interest income (expense), net consists primarily of interest expense incurred on borrowings under our Amended and Restated Credit Facility.   For the three months ended April 4, 2009, net interest expense decreased by 51.7% to $0.5 million as compared to $1.0 million for the three months ended March 29, 2008.  As a percentage of net revenues, interest income (expense), net decreased to 0.7% from 1.2%.  The decrease in net interest expense is due to a decrease in both interest rates and the average balance outstanding on our Amended and Restated Credit Facility.

Other income (expense), net.  Other income (expense), net increased to $0.06 million during the three months ended April 4, 2009 from $7,000 during the three months ended March 29, 2008.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax benefit. During each of the three month periods ended April 4, 2009 and March 29, 2008, we recorded approximately $0.7 million of income tax benefit on pre-tax loss of approximately $5.8 million and $6.2 million, respectively. The tax benefit for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.

Liquidity and Capital Resources

As of April 4, 2009, our primary source of liquidity consisted of cash and cash equivalents totaling $3.7 million and $16.4 million of available borrowings under our revolving credit facility (the “Amended and Restated Credit Facility”) as further described below, and we had outstanding debt obligations under our Amended and Restated Credit Facility of $45.2 million.  Working capital at April 4, 2009 was $38.6 million.

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

Cash Flows

Operating Activities

Our cash flows from operations are seasonal.  Operating activities provided $9.7 million of cash for the three months ended April 4, 2009 and used $15.9 million of cash for the three months ended March 29, 2008. The increase in cash provided by operating activities during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008, primarily reflects a decrease in cash used for inventory purchases consistent with downward sales trends.  In addition, we experienced significant improvement in the timing of accounts payable payments in the current year quarter as compared to the prior year quarter as a result of extended vendor payment terms that were negotiated in the fourth quarter of 2008 as part of company-wide initiatives to increase operational efficiencies, in addition to buying closer to need.

Investing Activities

We use cash in investing activities to build new stores and remodel or relocate existing stores. Net cash used in investing activities also includes purchases of information technology and expenditures for distribution facilities and corporate headquarters. Investing activities used $2.2 million of cash for the three months ended April 4, 2009 and $0.7 million of cash for the three months ended March 29, 2008. The increase in cash used during the three months ended April 4, 2009, as compared to the three months ended March 29, 2008 was driven by the opening of one new store in the current year quarter.  There were no new store openings in the prior year quarter.

Financing Activities

Financing activities used $6.5 million of cash for the three months ended April 4, 2009 and provided $14.7 million of cash for the three months ended March 29, 2008.  Cash used (provided) in financing activities primarily relates to net principal payments and proceeds on our Amended and Restated Credit Facility.

Capital Expenditures

Our future capital requirements will primarily depend on the number and timing of new stores opened and to a certain extent, capital needed for strategic growth opportunities. The growth of our business also may require additional capital investments in our infrastructure to support a larger store base. Capital may also be needed in the future to remodel or relocate existing stores.  Subject to our ability to generate sufficient cash flows, for the remainder of fiscal 2009, we expect to spend between $4.8 million and $5.1 million on capital expenditures related to the relocation of two of our existing stores due to expiring leases and various other corporate projects.   Future capital expenditures include tenant improvement allowances and of the total, approximately $1.9 million relates to store relocations.

Indebtedness

As of April 4, 2009, we had approximately $45.2 million in aggregate indebtedness outstanding and $16.4 million in available borrowings under our Amended and Restated Credit Facility, after giving effect to all reserves.  As of January 3, 2009, we had $51.7 million of outstanding borrowings under our Amended and Restated Credit Facility and $5.9 million of borrowing availability after giving effect to all reserves.

Amended and Restated Credit Facility

On June 20, 2006, we entered into an Amended and Restated Credit Facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer, GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”).  The Amended and Restated Credit Facility was further amended in September 2007 and consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility, and a $10.0 million swing line sub facility.  On an ongoing basis, loans incurred under the Amended and Restated Credit Facility will be used for working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).  The Amended and Restated Credit Facility has a term of five years and expires in June 2011.

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

Covenants and Events of Default.  The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of April 4, 2009, we were in compliance with all applicable covenants.

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

We have no operations or any assets or liabilities other than our investment in our wholly-owned subsidiary Golfsmith, including our liability under the Amended and Restated Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations and include our liability under the Amended and Restated Credit Facility. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

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

Off-Balance Sheet Arrangements

As of April 4, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 3, 2009. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.  We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  We believe that the following accounting policies are the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Inventory Valuation.  Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving condition and for inventory shrinkage due to estimated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down to net realizable value. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our net income.

On a monthly basis, we write-down inventory for estimated shrinkage based on management’s estimates and record as a percentage of net revenues at rates commensurate with the most recent physical inventory results within the respective distribution channel.

Inventory shrinkage expense recorded in the unaudited condensed consolidated statements of operations for the three month periods ended April 4, 2009 and March 29, 2008 was 0.9% in each period.  Inventory shrinkage expense recorded in each period is a result of estimated inventory shrink loss for the periods and physical inventory cycle counts made during the respective periods.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete or inventory loss reserves during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our excess and obsolete or inventory loss reserves. However, if estimates regarding consumer demand are inaccurate, consumer demand for our products changes in an unforeseen manner or our estimates regarding physical inventory losses are inaccurate, the level of reserves would be subject to change in future periods by amounts which could be material to our results of operations.  A 10% difference in our actual total inventory reserves at April 4, 2009, would have affected net loss by approximately $0.2 million.

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

In accordance with SFAS 144, on an annual basis and between annual tests in certain circumstances whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable, we review our intangible assets to determine whether there has been any change in the respective useful lives, or whether there has been impairment of these assets.  As of April 4, 2009, our amortizable intangible assets consist of our customer database.  Factors that are considered by management in performing this assessment include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. In the event that the book value of intangibles is determined to be impaired, such impairments are measured using a combination of a discounted cash flow valuation, with a discount rate determined to be commensurate with the risk inherent in our current business model, and other valuation methodologies. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates.  Furthermore, we may make material changes in future periods in the estimates and assumptions we use to calculate long-lived asset valuations and impairments. Such changes may result in material adverse effects on the results of our operations or financial condition.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we assess the carrying value of indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of indefinite-lived intangible assets may be impaired.  In the fourth quarter of fiscal 2008, we performed our annual impairment test for indefinite-lived intangible assets and determined that there was no impairment of these assets.

Product Return Reserves.  We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. Any significant increase in merchandise returns that exceeds our estimates would adversely affect our operating results and financial condition. In addition, we may be subject to risks associated with defective products, including product liability. Our current and future products may contain defects, which could subject us to higher defective product returns, product liability claims and product recalls. Because our allowances are based on historical return rates, we cannot assure you that the introduction of new merchandise in our stores or catalogs, the opening of new stores, the introduction of new catalogs, increased sales over the Internet, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. We record reserves as a percentage of net revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. For the three month periods ended April 4, 2009 and March 29, 2008, we recorded 3.1% and 3.2%, respectively, of net revenues as a reserve for net returns, defined as the applicable net revenues estimated to be returned, less the related cost of goods sold. We routinely compare actual experience to current reserves and make adjustments to the reserve and the reserve rate to keep them in correlation to our actual experience.

We have not made any material changes in the accounting methodology used to estimate product returns during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our product returns reserve. However, if actual results are not consistent with our estimates or assumptions, we may incur losses or gains that could be material. A 10% change in our product returns reserve at April 4, 2009, would have affected net income by approximately $0.07 million.

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

We did not close any stores during the three month period ended April 4, 2009 and closed two stores during the three month period ended March 29, 2008 due to expiring leases. We do not intend to close any stores in fiscal 2009.

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

Stock-Based Compensation.  We follow the guidance set by SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to record stock compensation expense. As such, we are required to calculate and record compensation expense over the estimated service period in our condensed consolidated statements of operations based on the calculated fair values of the related awards at the time of issuance or modification. We have used the Black-Scholes option pricing model to estimate the fair value of stock options and stock awards granted under SFAS 123(R). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued, expected volatility is based on an equal 50% combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. We believe the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the two years of historic trading value of our own stock.  The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award consistent with the guidance provided by the SEC in Staff Accounting Bulletin No. 107 and No. 110. We base the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  The assumptions used to calculate the fair value of stock options granted are periodically evaluated and revised, as necessary, to reflect market conditions and experience.

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

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2009 Annual Report on Form 10-K, except for the following:

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. We do not believe the implementation of FSP No. 142-3 will have a material impact on our results of operations or financial position.

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FSP FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delayed, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Such disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 4, 2009.

Changes in Internal Control over Financial Reporting

During the three month period ended April 4, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, a former sub landlord of ours, Marshalls of MA, filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and us, claiming a breach of lease obligations.  The action alleges that we violated a sublease from Marshalls, which we believe was properly assigned to Tomajan, when Tomajan defaulted under the terms of the lease agreement.  In the opinion of management, we should prevail in this dispute, however, in the event that the outcome is different from what management anticipates it could have a material effect on our results of operations and financial condition.

In January 2009, we were served with a summons and complaint filed by Landmark Technology, LLC (“Landmark”).  Landmark filed an action in the United States District Court for the Eastern District of Texas against us for patent infringement. The action alleged that we infringed upon three of Landmark’s patents directed to offering items for sale via computerized systems.  During the three months ended April 4, 2009, we settled this claim for an immaterial amount.

We are involved in various other legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, individually or in the aggregate, would have a material adverse impact on our financial position or results of operations.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove.

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chief Executive Officer, President and Director
(Principal Executive Officer and Authorized Signatory)
Date: May 6, 2009

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Accounting Officer and Authorized Signatory)
Date: May 6, 2009