Form 10-Q
period 2009-07-04
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2009-07-30
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 30, 2009
$.001 par value	15,777,185 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 4, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 4,	June 28,	January 3,
	2009	2008	2009
	(unaudited)	(unaudited)	(1)
ASSETS
Current assets:
Cash	$5,634,633	$5,664,315	$2,655,009
Receivables, net of allowances of $197,268 at July 4, 2009 $276,682 at June 28, 2008, and $131,065 at January 3, 2009	2,028,259	2,806,980	1,597,486
Inventories	93,096,713	101,052,822	90,499,949
Prepaid expenses and other current assets	13,072,353	11,383,530	9,288,142
Total current assets	113,831,958	120,907,647	104,040,586

Property and equipment:
Land and buildings	22,348,498	22,066,559	22,263,200
Equipment, furniture and fixtures	42,939,613	33,270,579	34,437,845
Leasehold improvements and construction in progress	40,870,509	37,400,657	39,081,298
	106,158,620	92,737,795	95,782,343
Less: accumulated depreciation and amortization	(48,562,444)	(34,388,792)	(38,899,399)
Net property and equipment	57,596,176	58,349,003	56,882,944

Tradename	11,158,000	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251	13,972,251
Customer database, net of accumulated amortization of $2,549,403 at July 4, 2009, $2,171,714 at June 28, 2008, and $2,360,559 at January 3, 2009	849,802	1,227,491	1,038,646
Debt issuance costs, net of accumulated amortization of $437,030 at July 4, 2009, $272,871 at June 28, 2008, and $354,951 at at January 3, 2009	328,316	492,476	410,396
Deferred tax assets, net	411,241	460,343	411,241
Other long-term assets	437,230	341,101	330,100
Total assets	$198,584,974	$206,908,312	$188,244,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,595,934	$67,735,614	$34,920,442
Accrued expenses and other current liabilities	16,197,309	18,039,179	19,015,839
Deferred tax liabilities, net	383,538	432,640	383,538
Total current liabilities	83,176,781	86,207,433	54,319,819

Deferred rent liabilities	15,020,545	11,879,477	12,209,786
Line of credit	27,967,000	34,603,152	51,708,222
Total liabilities	126,164,326	132,690,062	118,237,827

Stockholders’ Equity:
Common stock –$.001 par value; 100,000,000 shares authorized at each July 4, 2009, June 28, 2008, and January 3, 2009; 15,777,185 shares issued and outstanding at July 4, 2009, 15,777,145 at June 28, 2008, and 15,777,185 at January 3, 2009	15,778	15,778	15,778

Preferred stock –$.001 par value; 10,000,000 shares authorized at each July 4, 2009, June 28, 2008, and January 3, 2009; no shares issued and outstanding	—	—	—
Deferred Stock Units -$.001 par value; 314,998, 240,734 and 254,998 shares issued and outstanding at July 4, 2009, June 28, 2008, and January 3, 2009, respectively	315	241	255

Additional paid-in capital	123,640,366	122,974,708	123,245,789
Accumulated other comprehensive income (loss)	(126,564)	348,127	(490,847)
Accumulated deficit	(51,109,247)	(49,120,604)	(52,764,638)
Total stockholders’ equity	72,420,648	74,218,250	70,006,337

Total liabilities and stockholders’ equity	$198,584,974	$206,908,312	$188,244,164

(1)   Derived from audited financial statements.

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net revenues	$114,796,870	$129,994,600	$183,589,774	$209,230,096
Cost of products sold	74,719,386	85,310,115	120,741,824	137,385,721
Gross profit	40,077,484	44,684,485	62,847,950	71,844,375

Selling, general and administrative	31,650,261	34,167,492	59,468,190	66,503,326
Store pre-opening / closing expenses	175,054	81,223	523,280	109,367
Total operating expenses	31,825,315	34,248,715	59,991,470	66,612,693

Operating income	8,252,169	10,435,770	2,856,480	5,231,682

Interest income (expense), net	(314,723)	(706,515)	(791,863)	(1,694,214)
Other income (expense), net	(10,387)	(5,089)	46,363	1,472

Income before income taxes	7,927,059	9,724,166	2,110,980	3,538,940

Income tax expense	(1,145,355)	(1,152,744)	(455,589)	(410,517)
Net income	$6,781,704	$8,571,422	$1,655,391	$3,128,423

Net income per common share - basic	$0.42	$0.54	$0.10	$0.20
Net income per common share - diluted	$0.42	$0.54	$0.10	$0.20

Basic weighted average common shares outstanding	16,061,194	15,973,033	16,046,689	15,906,124
Diluted weighted average common shares outstanding	16,126,393	15,973,033	16,046,890	15,951,852

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2009	2008

Operating Activities
Net income	$1,655,391	$3,128,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,681,356	4,411,775
Provision for bad debt expense	76,114	105,231
Amortization of intangible assets	188,845	188,845
Amortization of debt issue costs and debt discount	82,079	82,080
Stock-based compensation	394,637	849,343
Loss on disposal of assets	—	8,649
Change in operating assets and liabilities:
Accounts receivable	(398,399)	(1,311,367)
Inventories	(4,408,697)	(1,746,037)
Prepaids and other current assets	(3,682,044)	(852,513)
Other assets	(107,448)	22,293
Accounts payable	33,690,054	17,929,884
Accrued expenses and other current liabilities	(2,754,231)	(3,277,668)
Deferred rent	2,810,759	108,434
Net cash provided by operating activities	32,228,416	19,647,372

Investing Activities
Purchases of property and equipment	(5,553,159)	(1,875,750)
Net cash used in investing activities	(5,553,159)	(1,875,750)

Financing Activities
Principal payments on line of credit	(77,883,249)	(93,872,918)
Proceeds from line of credit	54,142,026	77,739,834
Net cash used in financing activities	(23,741,223)	(16,133,084)

Effect of exchange rate changes on cash	45,590	478

Change in cash	2,979,624	1,639,016
Cash, beginning of period	2,655,009	4,025,299

Cash, end of period	$5,634,633	$5,664,315

Supplemental cash flow information:
Interest payments	$1,163,106	$1,921,910
Income tax payments	261,043	345,825

See accompanying notes to unaudited condensed consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Nature of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides services, including custom fitting and repair services. The Company markets and distributes its products and services through retail stores and through its direct-to-consumer channels, which include its Internet site and catalogs.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”). The Company has neither operations nor any assets or liabilities other than its investment in Golfsmith. Accordingly, these unaudited condensed consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended July 4, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009.  The Company has evaluated subsequent events through the filing of these financial statements.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three month periods ended July 4, 2009 and June 28, 2008 both consisted of 13 weeks.  The six month periods ended July 4, 2009 and June 28, 2008 both consisted of 26 weeks.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. There were no material changes to comprehensive income (loss) during the three and six month periods ended July 4, 2009 and June 28, 2008.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

The condensed consolidated financial statements and accompanying footnotes reflect the reclassification of the following items for the period ended June 28, 2008.  Deferred taxes were reclassified from other long-term assets to deferred tax assets, net and deferred tax liabilities, net in the amount of $0.5 million and $0.4 million, respectively.  Also, the Amended and Restated Credit Facility was reclassified from current to non-current liabilities consistent with the terms of the credit agreement (see Note 5).  These reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.  The effect of these reclassifications is not material.  These reclassifications did not affect the Company’s reported net income or cash flows.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165.  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted SFAS No. 165 as of the quarter ended July 4, 2009.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  Additionally, FSP FAS 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this FSP, fair value for these assets and liabilities was only disclosed annually.  FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP FAS 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP FAS 142-3 increases the disclosure requirements related to renewal or extension assumptions. The adoption of FSP FAS 142-3 has had no effect on the Company’s results of operations or financial condition.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position (“FSP”) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delayed, until the first quarter of fiscal year 2009, the

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

2.              Basic and Diluted Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Net income	$6,781,704	$8,571,422	$1,655,391	$3,128,423
Basic:
Weighted-average shares of common stock outstanding	15,777,185	15,777,145	15,777,185	15,777,145
Weighted-average shares of deferred common stock units outstanding	284,009	195,888	269,504	128,979
Shares used in computing basic net income per common share	16,061,194	15,973,033	16,046,689	15,906,124

Effect of dilutive securities:
Stock options and awards	65,199	—	201	45,728
Shares used in computing diluted net income per common share	16,126,393	15,973,033	16,046,890	15,951,852

Basic net income per common share	$0.42	$0.54	$0.10	$0.20
Diluted net income per common share	$0.42	$0.54	$0.10	$0.20

3.     Stock-Based Compensation

2006 Incentive Compensation Plan

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. The total number of shares of common stock that could originally be issued under the 2006 Plan was 1,800,000.  On May 5, 2009, the stockholders of the Company approved the First Amendment to the 2006 Plan (the “Amendment”), which increased the number of shares of common stock that may be issued under the 2006 Plan from 1,800,000 to 3,300,000.  The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant, options generally vest over a period of five years, and the term of each option is no more than ten years from the date of grant.  There were 3.0 million options outstanding under the 2006 Plan at July 4, 2009.

The Company calculates the fair value of option awards on the date of grant using the Black-Scholes option pricing model in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued, expected volatility is based on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the three years of historic trading value of the Company’s own stock.  The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award consistent with the guidance provided by the SEC in Staff Accounting Bulletin No. 107 and No. 110. The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to pay cash dividends, and thus has assumed a 0% dividend yield.  In the case of service based awards, the resulting calculated fair values are reported as non-cash compensation expense in the unaudited condensed statements of operations and amortized over the vesting period.  The assumptions used to calculate the fair value of stock options granted are periodically evaluated and revised, as necessary, to reflect market conditions and experience.

In May 2009, the Company’s Board of Directors approved a grant of 270,750 options to purchase shares of the Company’s common stock at a weighted-average exercise price of $1.43 per share to certain employees.  In addition, on May 15, 2009, the Company issued 100,000 options to purchase shares of the Company’s common stock to Sue Gove, the Company’s Chief Operating Officer and Chief Financial Officer, pursuant to the terms of her employment agreement dated September 29, 2008 at an exercise price of $1.13 per share.  The weighted average grant date calculated fair value of options issued during the three month period ended July 4, 2009 and June 28, 2008 was $0.88 and $1.51 per share, respectively, based on the following assumptions:

	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	68.4%	68.6%
Risk-free interest rate	2.6%	3.3% - 4.0%
Expected option life (in years)	6.5	6.5

For the three and six month periods ended July 4, 2009, the Company recorded non-cash compensation expense of $0.2 million and $0.3 million in selling, general and administrative expense, respectively.  For the three and six month periods ended June 28, 2008, the Company recorded non-cash compensation expense of $0.2 million and $0.4 million in selling, general and administrative expense, respectively.  As of July 4, 2009, there was $3.0 million of unamortized non-cash compensation expense, net of expected forfeitures, related to non-vested stock options which are expected to be amortized over a weighted-average period of approximately 4 years.

There were no options granted during the three month periods ended April 4, 2009 and March 29, 2008.  There were no stock option exercises during the three and six month periods ended July 4, 2009 and June 28, 2008.

Non-Employee Director Compensation Plan

In August 2006, the Company’s Board of Directors approved the Non-Employee Director Compensation Plan.  In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of DSUs to members of the Company’s Board of Directors. Each DSU represents the equivalent of one share of the Company’s common stock, vests immediately on the date of grant, and is exercisable upon a Director’s completion of Board service.  DSUs granted are issuable from and included in the total number of shares reserved for issuance under the 2006 Plan.

On May 21, 2009, the Company’s Board of Directors approved an amendment to the Non-Employee Director Compensation Plan providing changes in the annual retainer and annual grant of DSU’s. The complete text of the amendment is included as Exhibit 10.19 to this Quarterly Report on Form 10-Q.

During the three month period ended March 29, 2008, 100,000 shares were issued to the Company’s Chief Executive Officer and the Company recorded $0.3 million of related stock-based compensation expense.  During the three month period ended July 4, 2009 and June 28, 2008, 60,000 and 99,548 DSU’s, respectively, were issued to non-employee Directors and the Company recorded $0.07 million and $0.2 million of related non-cash stock-based compensation expense, respectively.

4.              Income Taxes

Income taxes for the interim periods in fiscal 2008 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. In fiscal 2009, the Company’s tax provision is based on actual operating results for the six months ended July 4, 2009 due to the relative proximity to breakeven of the Company’s expected annual results before taxes and the sensitivity to the Company’s estimated annual effective tax rate.  For the three month periods ended July 4, 2009 and June 28, 2008, the Company’s provision for income taxes reflects an effective tax rate of approximately 14.4% and 11.9%, respectively.   For the six month periods ended July 4, 2009 and June 28, 2008, the Company’s provision for income taxes reflects an effective tax rate of approximately 21.6% and 11.6%, respectively.  For both the three and six month periods ended July 4, 2009 and June 28, 2008, the Company’s effective tax rate was lower than the U.S. federal statutory rate

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

primarily due to changes to its valuation allowances.  Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying a material amount of U.S. federal income taxes in fiscal 2009, however, the Company’s actual results of operations could accelerate or defer the utilization of its deferred tax assets.

In the three month periods ended July 4, 2009 and June 28, 2008, the Company recorded approximately $1.1 million and $1.2 million of income tax expense, respectively, on pre-tax income of approximately $7.9 million and $9.7 million, respectively.  In the six month periods ended July 4, 2009 and June 28, 2008, the Company recorded approximately $0.5 million and $0.4 million of income tax expense, respectively, on pre-tax income of approximately $2.1 million and $3.5 million, respectively.

In July 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.   The Company had $0.09 million of unrecognized tax benefits at July 4, 2009, which would have a slight impact to the Company’s effective income tax rate if recognized.  As of July 4, 2009, the Company does not expect to recognize any tax benefits in the next twelve months due to the closing of open tax years. Unrecognized income tax benefits relate to the uncertainty regarding deductions taken on returns that have not been examined by the applicable tax authority.  The Company recognized no material adjustments to the liability for unrecognized income tax benefits from the balance recorded as of January 3, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Covenants and Events of Default.  The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control, and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of July 4, 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Amended and Restated Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.   The Administrative Agent has the right to establish, modify, or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.  At July 4, 2009, the Company had $28.0 million of outstanding borrowings under the Amended and Restated Credit Facility and $38.7 million of borrowing availability after giving

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effect to all reserves. At January 3, 2009, the Company had $51.7 million of outstanding borrowings under its Amended and Restated Credit Facility and $5.9 million of borrowing availability after giving effect to all reserves.

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

6.     Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in most cases, increase over the life of the lease. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods and escalating rents. The lease agreements generally contain provisions that require the Company to pay for normal repairs and maintenance, property taxes and insurance. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space currently or previously occupied by the Company.

At July 4, 2009, future minimum lease payments and sublease rental income under non-cancelable operating leases, excluding repairs and maintenance, property taxes and insurance, with initial terms of one year or more, are presented in the table below for each of the 12-month periods ending at the end of our second fiscal quarter for each year presented below.

	Operating Lease	Sublease
	Obligations	Rental Income

2009	$23,858,102	$1,570,391
2010	24,156,340	1,559,816
2011	24,145,038	1,548,391
2012	22,079,262	1,334,155
2013	18,315,208	828,256
Thereafter	46,451,986	1,795,033
Total	$159,005,936	$8,636,042

The operating leases expire at various times through 2020. Rent expense, net, for all operating leases was $5.6 million in each of the three month periods ended July 4, 2009 and June 28, 2008.  Rent expense, net, for all operating leases was $11.4 million and $11.1 million for the six month periods ended July 4, 2009 and June 28, 2008, respectively.  Sublease rental income recorded as a reduction to rent expense was $0.3 million in each of the three month periods ended July 4, 2009 and June 28, 2008.  Sublease rental income recorded as a reduction to rent expense was $0.6 million in each of the six month periods ended July 4, 2009 and June 28, 2008.

Employment and Other Agreements

The Company has employment agreements with Martin E. Hanaka, Chairman and Chief Executive Officer, and Sue E. Gove, Executive Vice President, Chief Operating Officer and Chief Financial Officer.

On May 20, 2009, the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with MacGregor Golf Company (“Licensor”).  Per the terms of the License Agreement, the Company obtained an exclusive perpetual license in and to certain MGC Trademarks and MacGregor Trademarks (collectively the “Trademarks”) throughout the United States, Canada, Europe, Africa and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010.  Ownership of the Trademarks will transfer to the Company three years from the effective date of the License Agreement, at which time the Company

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will also obtain 50% ownership of the stock of MacGregor Corp., a non-operating holding entity who licenses certain trademarks to Licensor.

Legal Proceedings

In March 2008, a former sub landlord of the Company, Marshalls of MA, filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and the Company, claiming a breach of lease obligations.  The action alleges that the Company violated a sublease from Marshalls, which the Company believes had been properly assigned to Tomajan, when Tomajan allegedly defaulted under the terms of the lease agreement.  Marshalls of MA seeks reimbursement from the Company for all rent, common area maintenance and utility expenses incurred from the time that Tomajan vacated the premises until the end of the lease term (January 2010). In the opinion of management, based on the facts presently known, it believes it is not probable that an unfavorable material outcome will result related to this matter and the Company intends to defend vigorously against this claim. However, in the event that the outcome is different from what management anticipates, it could have a material effect on the Company’s results of operations and financial condition.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, and in 1975 we mailed our first general golf products catalog. Over the past three decades, we have expanded our product offerings, opened additional retail stores, and added to our direct-to-consumer channel through additional catalog distribution and through our Internet site at www.golfsmith.com.

We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct—to-consumer channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs.  As of July 30, 2009, we operated 73 retail stores in 19 states and 26 markets.  In January 2009, we opened a new store in a new market in Palm Desert, California.  We also relocated two of our existing stores in Troy, Michigan and The Woodlands Center, Texas due to expiring leases in April and May of 2009, respectively.  The leased premises in The Woodlands Center, Texas will expire in October 2009, and we are currently operating a retail outlet in that space.  This is a new concept for us that we will continue to evaluate through the end of the lease term.  We also closed one store in Atlanta, Georgia in June 2009, whose lease was to expire in December 2009.  We have also signed a lease for a property in Irvine, California for the opening of a retail store in the fourth quarter of fiscal 2009. We continue to explore strategic opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. We also continually evaluate our effectiveness in existing markets.  A major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel.  In addition, we have acquired and developed a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as was the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three month periods ended July 4, 2009 and June 28, 2008 each consisted of 13 weeks.  The six month periods ended July 4, 2009 and June 28, 2008 each consisted of 26 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations data and the related percentage of total net revenues for the three and six month periods ended July 4, 2009 and June 28, 2008 (in thousands):

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008

Net revenues	$114,797	100.0%	$129,995	100.0%	$183,590	100.0%	$209,230	100.0%
Cost of products sold	74,719	65.1%	85,310	65.6%	120,742	65.8%	137,386	65.7%
Gross profit	40,077	34.9%	44,684	34.4%	62,848	34.2%	71,844	34.3%

Selling, general and administrative	31,650	27.6%	34,167	26.3%	59,468	32.4%	66,503	31.8%
Store pre-opening expenses	175	0.2%	81	0.1%	523	0.3%	109	0.1%

Total operating expenses	31,825	27.7%	34,249	26.3%	59,991	32.7%	66,613	31.8%

Operating income	8,252	7.2%	10,436	8.0%	2,857	1.6%	5,232	2.5%

Interest income (expense), net	(315)	-0.3%	(707)	-0.5%	(792)	-0.4%	(1,694)	-0.8%
Other income (expense), net	(10)	0.0%	(5)	0.0%	46	0.0%	1	0.0%

Income before income taxes	7,927	6.9%	9,724	7.5%	2,111	1.1%	3,539	1.7%

Income tax expense	(1,145)	-1.0%	(1,153)	-0.9%	(456)	-0.2%	(411)	-0.2%

Net income	$6,782	5.9%	$8,571	6.6%	$1,655	0.9%	$3,128	1.5%

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three and six month periods ended July 4, 2009 and June 28, 2008 (in thousands):

	Three Months Ended				Six Months Ended
	July 4,	June 28,	$	%	July 4,	June 28,	$	%
	2009	2008	Change	Change	2009	2008	Change	Change
Comparable stores	$94,245	$104,141	$(9,896)	-9.5%	$147,629	$164,586	$(16,957)	-10.3%
Non-comparable stores	1,444	—	1,444	—	2,951	493	2,458	498.6%
Total stores	95,689	104,141	(8,452)	-8.1%	150,580	165,079	(14,499)	-8.8%

Direct-to-consumer	16,748	23,258	(6,510)	-28.0%	28,960	39,501	(10,541)	-26.7%
International distributors and other	2,360	2,596	(236)	-9.1%	4,050	4,650	(600)	-12.9%

Net revenues	$114,797	$129,995	$(15,198)	-11.7%	$183,590	$209,230	$(25,640)	-12.3%

Revenues

Revenue channels. We generate revenues from the sale of golf and tennis products and services in our retail stores, through our direct-to-consumer distribution channels and from other sources, including international distributors. Revenues consist of merchandise sales, net of expected returns, as well as gift card breakage.

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

Branded compared to proprietary products. Most of our sales are generated from premier-branded golf and tennis equipment, apparel and accessories sold through all of our channels. In addition, we sell proprietary-branded golf equipment, components, apparel and accessories under a variety of branded trademarks and tradenames.

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

Store pre-opening / closing expenses.  Store pre-opening expenses consist of costs related to the opening of new stores that are incurred prior to the opening. These include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. These costs, except for rent as noted below, are recorded as an expense upon the opening of each store. Rent expense recorded after possession of the leased property but prior to the opening of a new retail store is recorded as store pre-opening expenses. Our store closing expenses could include charges related to future net lease obligations and lease cancellations, personnel expenses, miscellaneous occupancy charges and non-recoverable investments in fixed assets.

Three Months Ended July 4, 2009 compared to Three Months Ended June 28, 2008

Net Revenues.  Net revenues decreased 11.7% to $114.8 million for the three months ended July 4, 2009 compared to $130.0 million for the three months ended June 28, 2008. The decrease was due to an $8.5 million decrease in our store revenues and a decrease of $6.5 million from our direct-to-consumer channel. Our comparable store revenues decreased $9.9 million, or 9.5% during the three months ended July 4, 2009 as compared to the three months ended June 28, 2008.

Our net revenues continue to be negatively impacted by general economic conditions as well as a decrease in consumer confidence.  The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and decreasing retail store traffic.  We anticipate that these conditions will all continue to exist in the foreseeable future. However, in an effort to drive consumer demand, we offered more value-based promotions from many of the top manufacturers during the three months ended July 4, 2009, which positively contributed to our net revenues.

We believe that general economic conditions have also adversely affected our direct-to-consumer channel business.  In addition, through our marketing efforts, we directed significantly more advertising to our retail channel, resulting in a shift in the mix of sales by channel in the current year second quarter as compared to the prior year.  Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel.

In addition to the conditions discussed above, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products.  Prior to the first quarter of this year, golf rounds played had been trending down as compared to the same period in the prior year.  However, golf rounds played in the five months ended May 2009 increased 1.6% as compared to the prior year.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, increased to 34.9% for the three months ended July 4, 2009 from 34.4% for the three months ended June 28, 2008.  The increase in gross profit, as a percentage of net revenues, of 0.5% was due to (1) an increase of 0.3%, as a percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses, (2) an increase of 0.3%, as a percentage of net revenues, due to the reversal of inventory reserves related to end-of-life inventory that was sold during the current year quarter, and (3) an increase of 0.5%, as a percentage of net revenues, due to gift card promotions in the prior year quarter, while there was minimal activity in the current year quarter.  These increases were partially offset by a decrease of 0.7%, as a percentage of net revenues, attributable to a change in estimate related to the classification of vendor income earned from co-operative vendor programs that was implemented in the fourth quarter of 2008.

Selling, general and administrative.  Selling, general and administrative expense decreased 7.4% to $31.7 million for the three months ended July 4, 2009 from $34.2 million for the three months ended June 28, 2008.  As a percentage of net revenues, selling, general and administrative expense increased to 27.6% for the three months ended July 4, 2009 from 26.3% for the three months ended June 28, 2008.  The increase in selling, general and administrative expense, as a percentage of net revenues, of 1.3% primarily relates to sales decreasing at a faster rate than operating expenses.  This increase was partially offset by a decrease due to a change in estimate related to vendor programs as discussed above.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses increased to $0.2 million for the three months ended July 4, 2009 as compared to $0.08 million for the three months ended June 28, 2008.  The increase in store pre-opening / closing expenses was due to costs incurred during the current year quarter related to the relocation of our Troy, Michigan and The Woodlands Center, Texas stores in April and May 2009, respectively.  There were minimal costs incurred related to the closing of our store in Atlanta, Georgia in June 2009.  In the three months ended June 28, 2008, there were no new store openings and only immaterial costs incurred due to the closing of two stores.

Interest income (expense), net. Interest income (expense), net consists primarily of interest expense incurred on borrowings under our Amended and Restated Credit Facility.  For the three months ended July 4, 2009, net interest expense decreased by 55.5% to $0.3 million as compared to $0.7 million for the three months ended June 28, 2008.  As a percentage of net revenues, interest income (expense), net decreased to 0.3% from 0.5%.  The decrease in net interest expense is due to a decrease in both interest rates and the average balance outstanding under our Amended and Restated Credit Facility.

Other income (expense), net.  There were minimal changes in other income (expense), net during the three months ended July 4, 2009 as compared to the three months ended June 28, 2008.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax expense. During the three month periods ended July 4, 2009 and June 28, 2008, we recorded approximately $1.1 million and $1.2 million of income tax expense, respectively, on pre-tax income of approximately $7.9 million and $9.7 million, respectively. The tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  See Note 4 to our unaudited condensed consolidated financial statement for further discussion of the methods used to compute our tax provision in each fiscal year.

Six Months Ended July 4, 2009 compared to Six Months Ended June 28, 2008

Net Revenues.  Net revenues decreased 12.3% to $183.6 million for the six months ended July 4, 2009 compared to $209.2 million for the six months ended June 28, 2008. The decrease was due to a $14.5 million decrease in our store revenues and a decrease of $10.5 million from our direct-to-consumer channel. Our comparable store revenues decreased $17.0 million, or 10.3% during the six months ended July 4, 2009 as compared to the six months ended June 28, 2008.

Our net revenues continue to be negatively impacted by general economic conditions as well as a decrease in consumer confidence.  The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and decreasing retail store traffic.  We anticipate that these conditions will all continue to exist in the foreseeable future. However, in an effort to drive consumer demand, we offered more value-based promotions from many of the top manufacturers this year, which positively contributed to our net revenues.

We believe that general economic conditions have also adversely affected our direct-to-consumer channel business.  In addition, through our marketing efforts, we directed significantly more advertising to our retail channel, resulting in a shift in the mix of sales by channel in the current year as compared to the prior year.  Furthermore, due to our increasing retail base across the country, we believe that a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel.

In addition to the conditions discussed above, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products.  Prior to the first quarter of this year, golf rounds played had been trending down as compared to the same period in the prior year.  However, golf rounds played in the five months ended May 2009 increased 1.6% as compared to the prior year.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, decreased to 34.2% for the six months ended July 4, 2009 from 34.3% for the six months ended June 28, 2008.  The decrease in gross profit, as a percentage of net revenues, of 0.1% was due to (1) a decrease of 0.2%, as percentage of net revenues, related to price reductions designed to drive sales on certain items, and (2) a decrease of 0.7%, as a percentage of net revenues, attributable to a change in estimate related to the classification of vendor income earned from co-operative vendor programs that was implemented in the fourth quarter of 2008.  These decreases were partially offset by (1) an increase of 0.4%, as a percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses, and (2) an increase of 0.4%, as a percentage of net revenues, due to gift card promotions in the prior year, while there was minimal activity in the current year.

Selling, general and administrative.  Selling, general and administrative expense decreased 10.6% to $59.5 million for the six months ended July 4, 2009 from $66.5 million for the six months ended June 28, 2008.  As a percentage of net revenues, selling, general and administrative expense increased to 32.4% for the six months ended July 4, 2009 from 31.8% for the six months ended June 28, 2008.  The increase in selling, general and administrative expense, as a percentage of net revenues, of 0.6% primarily relates to sales decreasing at a faster rate than operating expenses.  This increase was partially offset by (1) a decrease of 0.6%, as a percentage of net revenues, for one-time charges including $1.8 million incurred in the prior year related to severance payments and non-cash stock based compensation to our former Chief Executive Officer, partially offset by $0.5 million of severance to our former Chief Financial Officer recorded in the current year, (2) a decrease of 0.5%, as a percentage of net revenues, due to changes to our marketing strategy, and (3) a decrease of 0.8%, as a percentage of net revenues, due to a change in estimate related to vendor programs as discussed above.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses increased to $0.5 million for the six months ended July 4, 2009 as compared to $0.1 million for the six months ended June 28, 2008.  The increase in store pre-opening / closing expenses is due to the opening of our Palm Desert, California store in January 2009 and costs incurred during the year related to the relocation of our Troy, Michigan and The Woodlands Center, Texas stores in April and May of 2009, respectively.  There were minimal costs incurred related to the closing of our store in Atlanta, Georgia in June 2009.  In fiscal 2008, there were no new store openings and only immaterial costs incurred due to the closing of two stores.

Interest income (expense), net. Interest income (expense), net consists primarily of interest expense incurred on borrowings under our Amended and Restated Credit Facility.  For the six months ended July 4, 2009, net interest expense decreased by 53.3% to $0.8 million as compared to $1.7 million for the six months ended June 28, 2008.  As a percentage of net revenues, interest income (expense), net decreased to 0.4% from 0.8%.  The decrease in net interest expense is due to a decrease in both interest rates and the average balance outstanding under our Amended and Restated Credit Facility.

Other income (expense), net.  There were minimal changes in other income (expense), net during the six months ended July 4, 2009 as compared to the six months ended June 28, 2008.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax expense. During the six month periods ended July 4, 2009 and June 28, 2008, we recorded approximately $0.5 million and $0.4 million of income tax expense, respectively, on pre-tax income of approximately $2.1 million and $3.5 million, respectively. The tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  See Note 4 to our unaudited condensed consolidated financial statement for further discussion of the methods used to compute our tax provision in each fiscal year.

Liquidity and Capital Resources

As of July 4, 2009, our primary source of liquidity consisted of cash totaling $5.6 million and $38.7 million of available borrowings under our revolving credit facility (the “Amended and Restated Credit Facility”) as described in Note 5 to our unaudited condensed consolidated financial statements. As of July 4, 2009, we had outstanding debt obligations under our Amended and Restated Credit Facility of $28.0 million.

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

Cash Flows

Operating Activities

Our cash flows from operations are seasonal.  Operating activities provided $32.2 million of cash for the six months ended July 4, 2009 and $19.6 million of cash for the six months ended June 28, 2008. The increase in cash provided by operating activities during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008 is due to a significant improvement in the timing of vendor payments in the current year as compared to the prior year.  We negotiated extended vendor payment terms in the fourth quarter of 2008 as part of company-wide initiatives to increase operational efficiencies and are also buying closer to need.

Investing Activities

Cash used in investing activities is to build new stores, remodel or relocate existing stores, purchase information technology and expenditures for distribution facilities and corporate headquarters. Investing activities used $5.6 million of cash for the six months ended July 4, 2009 and $1.9 million of cash for the six months ended June 28, 2008. The increase in cash used during the six months ended July 4, 2009, as compared to the six months ended June 28, 2008 was driven by the opening of one new store and two relocations in the current year.  There were no new store openings in the prior year six months ended June 28, 2008.

Financing Activities

Financing activities used $23.7 million of cash for the six months ended July 4, 2009 and $16.1 million of cash for the six months ended June 28, 2008.  Cash used in financing activities primarily relates to net principal payments and proceeds on our Amended and Restated Credit Facility.

Capital Expenditures

Our future capital requirements will primarily depend on the number and timing of new stores opened and to a certain extent, capital needed for strategic growth opportunities. The growth of our business also may require additional capital investments in our infrastructure to support a larger store base. Capital may also be needed in the future to remodel or relocate existing stores.  For the six month period ended July 4, 2009, we have spent $5.6 million in capital expenditures, inclusive of $3.0 million of tenant improvement allowances, primarily related to one new store opening and two store remodels.  Subject to our ability to generate sufficient cash flows, for the remainder of fiscal 2009, we expect to spend between $3.9 million and $4.1 million on capital expenditures related to the opening of one new store in the fourth quarter of this year and various other corporate projects.

Indebtedness

As of July 4, 2009, we had approximately $28.0 million in aggregate indebtedness outstanding and $38.7 million in available borrowings under our Amended and Restated Credit Facility, after giving effect to all reserves.  As of January 3, 2009, we had $51.7 million of outstanding borrowings under our Amended and Restated Credit Facility and $5.9 million of borrowing availability after giving effect to all reserves.

The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments.  As of July 4, 2009, we were in compliance with all applicable covenants.  See Note 5 to our unaudited condensed consolidated financial statements for further discussion of the terms of our Amended and Restated Credit Facility.

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

Off-Balance Sheet Arrangements

As of July 4, 2009, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements in our Annual Report on Form 10-K filed with the SEC on March 3, 2009. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.  We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  We believe that the following accounting policies are the most critical in the preparation of our consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.  Our critical accounting policies have not changed significantly since the filing of our Annual Report.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under SFAS No. 165.  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  We adopted SFAS No. 165 as of the quarter ended July 4, 2009.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  Additionally, FSP FAS 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of FSP FAS 157-4 did not have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this FSP, fair value for these assets and liabilities was only disclosed annually.  FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP FAS 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP FAS 142-3 increases the disclosure requirements related to renewal or extension assumptions.  The adoption of FSP FAS 142-3 has had no effect on our results of operations or financial condition.

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position (“FSP”) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delayed, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Such disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 4, 2009.

Changes in Internal Control over Financial Reporting

During the three month period ended July 4, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1  — LEGAL PROCEEDINGS

In March 2008, a former sub landlord of ours, Marshalls of MA, filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and us, claiming a breach of lease obligations.  The action alleges that we violated a sublease from Marshalls, which we believe had been properly assigned to Tomajan, when Tomajan allegedly defaulted under the terms of the lease agreement.  Marshalls of MA seeks reimbursement from us for all rent, common area maintenance and utility expenses incurred from the time that Tomajan vacated the premises until the end of the lease term (January 2010).  In the opinion of management, based on the facts presently known, we believe it is not probable that an unfavorable material outcome will result related to this matter and we intend to defend vigorously against this claim. However, in the event that the outcome is different from what management anticipates it could have a material effect on our results of operations and financial condition.

We are involved in various other legal proceedings arising in the ordinary course of conducting business. We are not aware of any such lawsuits, the ultimate outcome of which, individually or in the aggregate, would have a material adverse impact on our financial position or results of operations.

ITEM 1A — RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By proxy statement approved by the Company’s Board of Directors, the Company solicited votes for two proposals during the second quarter of fiscal 2009. The two proposals presented by the Company to stockholders were approved during the Annual Meeting of Stockholders of Golfsmith International Holdings, Inc. held on May 5, 2009.

A quorum of stockholders present in person or by proxy approved the proposal to amend the 2006 Plan to increase the maximum number of restricted shares, stock units, performance shares, options and other equity-based awards that may be awarded thereunder from 1,800,000 to 3,300,000. Stockholders also ratified the selection of Ernst & Young LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 2, 2010.  The vote tallies were as follows:

(1)               Ratification of appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ending January 2, 2010.

For	Against	Abstain	Total
13,651,451	67,691	1,402	13,720,544

(2)               Increase shares available for grant under the 2006 Plan.

For	Against	Abstain	Total
10,411,685	1,786,055	5,964	12,203,704

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

10.19	Amendment to Non-Employee Director Compensation Plan, dated May 21, 2009 (Filed herewith).

10.20	Intellectual Property License Agreement (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on May 22, 2009, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove (Filed herewith).

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka Chief Executive Officer, President and Director (Principal Executive Officer and Authorized Signatory) Date: July 30, 2009

By:	/s/ Sue E. Gove
Sue E. Gove Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer and Authorized Signatory) Date: July 30, 2009