Form 10-Q
period 2009-10-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2009-10-27
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2009
$.001 par value	15,777,185 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 3, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 3,	September 27,	January 3,
	2009	2008	2009
	(unaudited)	(unaudited)	(1)
ASSETS
Current assets:
Cash	$3,703,161	$2,768,539	$2,655,009
Receivables, net of allowances of $230,763, $282,626 and $131,065 at October 3, 2009, September 27, 2008 and January 3, 2009, respectively	1,606,503	1,477,980	1,597,486
Inventories	79,062,653	86,645,177	90,499,949
Prepaid expenses and other current assets	7,248,352	9,581,890	9,288,142
Total current assets	91,620,669	100,473,586	104,040,586

Property and equipment, net	56,661,763	57,555,046	56,882,944
Intangible assets, net	25,985,630	26,263,320	26,168,897
Other long-term assets	1,159,859	1,241,734	1,151,737

Total assets	$175,427,921	$185,533,686	$188,244,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,838,008	$40,573,186	$34,920,442
Accrued expenses and other current liabilities	14,233,461	16,332,646	19,399,377
Total current liabilities	53,071,469	56,905,832	54,319,819

Deferred rent liabilities	15,029,961	12,236,230	12,209,786
Long-term debt	33,680,721	39,455,000	51,708,222
Total liabilities	101,782,151	108,597,062	118,237,827

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at each October 3, 2009, September 27, 2008, and January 3, 2009; 15,777,185, 15,777,145 and 15,777,185 shares issued and outstanding at October 3, 2009, September 27, 2008, and January 3, 2009, respectively	15,778	15,778	15,778
Preferred stock —$.001 par value; 10,000,000 shares authorized at each October 3, 2009, September 27, 2008, and January 3, 2009; no shares issued and outstanding	—	—	—
Deferred stock units —$.001 par value; 314,998, 254,998 and 254,998 shares issued and outstanding at October 3, 2009, September 27, 2008, and January 3, 2009, respectively	315	255	255
Additional paid-in capital	123,845,197	123,113,311	123,245,789
Accumulated other comprehensive income (loss)	(205,904)	84,801	(490,847)
Accumulated deficit	(50,009,616)	(46,277,521)	(52,764,638)
Total stockholders’ equity	73,645,770	76,936,624	70,006,337

Total liabilities and stockholders’ equity	$175,427,921	$185,533,686	$188,244,164

(1)   Derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2009.

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Net revenues	$90,586,270	$101,701,696	$274,176,044	$310,931,792
Cost of products sold	59,610,086	66,768,840	180,351,910	204,154,561
Gross profit	30,976,184	34,932,856	93,824,134	106,777,231

Selling, general and administrative	29,739,699	31,202,256	89,207,889	97,779,407
Store pre-opening / closing expenses	(179,625)	42,877	343,655	78,419
Total operating expenses	29,560,074	31,245,133	89,551,544	97,857,826

Operating income	1,416,110	3,687,723	4,272,590	8,919,405

Interest expense, net	(268,340)	(507,200)	(1,060,203)	(2,201,414)
Other income (expense), net	3,828	(5,092)	50,191	(3,620)

Income before income taxes	1,151,598	3,175,431	3,262,578	6,714,371

Income tax expense	(51,967)	(332,348)	(507,556)	(742,865)
Net income	$1,099,631	$2,843,083	$2,755,022	$5,971,506

Net income per common share - basic	$0.07	$0.18	$0.17	$0.38
Net income per common share - diluted	$0.07	$0.17	$0.17	$0.37

Basic weighted average common shares outstanding	16,092,183	16,031,516	16,062,073	15,943,376
Diluted weighted average common shares outstanding	16,224,824	16,390,242	16,077,286	16,075,039

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2009	2008

Operating Activities
Net income	$2,755,022	$5,971,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,132,981	6,644,702
Provision for bad debt expense	204,989	170,282
Amortization of intangible assets	283,267	283,267
Amortization of debt issue costs and debt discount	123,120	123,120
Stock-based compensation	599,468	987,960
Loss on disposal of assets	—	10,251
Change in operating assets and liabilities:
Accounts receivable	(122,484)	(128,313)
Inventories	10,186,005	8,210,223
Prepaids and other current assets	2,055,493	933,259
Other assets	(231,559)	61,142
Accounts payable	5,365,094	(4,927,113)
Accrued expenses and other current liabilities	(5,064,896)	(5,085,130)
Deferred rent	2,820,175	465,187
Net cash provided by operating activities	26,106,675	13,720,343

Investing Activities
Purchases of property and equipment	(7,020,497)	(3,650,779)
Net cash used in investing activities	(7,020,497)	(3,650,779)

Financing Activities
Principal payments on borrowings	(111,186,502)	(137,752,695)
Proceeds from borrowings	93,159,001	126,471,460
Net cash used in financing activities	(18,027,501)	(11,281,235)

Effect of exchange rate changes on cash	(10,525)	(45,089)

Change in cash	1,048,152	(1,256,760)
Cash, beginning of period	2,655,009	4,025,299

Cash, end of period	$3,703,161	$2,768,539

Supplemental cash flow information:
Interest payments	$1,396,610	$2,588,584
Income tax payments (1)	327,386	1,072,199

(1) The 2008 income tax cash payments includes $0.7 million in tax overpayments related to fiscal year 2008.

See accompanying notes to unaudited condensed consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Nature of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf and tennis equipment and related apparel and accessories. The Company offers golf and tennis equipment from top national brands as well as its own proprietary brands. In addition, the Company provides services, including custom fitting and repair services. The Company markets and distributes its products and services through retail stores and through its direct-to-consumer channel, which include its Internet site and catalogs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three- and nine-month periods ended October 3, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 3, 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2009.  The Company has evaluated subsequent events through the filing of these financial statements.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended October 3, 2009 and September 27, 2008 both consisted of 13 weeks.  The nine-month periods ended October 3, 2009 and September 27, 2008 both consisted of 39 weeks.

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

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. There were no material differences between net income (loss) and comprehensive income (loss) during the three- and nine-month periods ended October 3, 2009 and September 27, 2008.

Reclassifications

The condensed consolidated financial statements and accompanying footnotes reflect the reclassification of the following items for the period ended September 27, 2008.  Deferred tax liabilities in the amount of $0.4 million, which had previously been netted with deferred tax assets, were reclassified to accrued expenses and other current liabilities.

The Company’s Amended and Restated Credit Facility was reclassified from current to non-current liabilities for the period ended September 27, 2008, consistent with the terms of the credit agreement (see Note 4).

Also, included in the three-months ended October 3, 2009 is a reclassification of $0.3 million from pre-opening expenses to selling, general and administrative expense related to relocation expenses incurred in the first and second quarter of fiscal 2009 for two stores that were relocated and continued to meet the criteria of a comparable store after their relocation.  Furthermore, reclassifications from store pre-opening expenses to selling, general and administrative expenses were made in the amount of $0.1 million and $0.2 million for the three- and nine-months ended September 27, 2008, respectively, to conform to the current year presentation.

The effect of these reclassifications is not material and these reclassifications did not affect the Company’s reported net income or cash flows.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended October 3, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on the Company’s consolidated results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Net income	$1,099,631	$2,843,083	$2,755,022	$5,971,506
Basic:
Weighted-average shares of common stock outstanding	15,777,185	15,777,145	15,777,185	15,777,145
Weighted-average shares of deferred common stock units outstanding	314,998	254,371	284,888	166,231

Shares used in computing basic net income per common share	16,092,183	16,031,516	16,062,073	15,943,376

Effect of dilutive securities:
Stock options	132,641	358,726	15,213	131,663
Shares used in computing diluted net income per common share	16,224,824	16,390,242	16,077,286	16,075,039

Basic net income per common share	$0.07	$0.18	$0.17	$0.38
Diluted net income per common share	$0.07	$0.17	$0.17	$0.37

Potentially dilutive securities (1)	2,668,921	1,164,489	2,668,921	1,164,489

(1)          Potentially dilutive securities have been excluded from the computation of diluted net income per common share for the above periods because their effect would have been anti-dilutive.

3.              Income Taxes

Income taxes for the interim periods in fiscal 2008 have been included in the accompanying unaudited condensed consolidated financial statements on the basis of an estimated annual effective tax rate, adjusted for discrete items. In fiscal 2009, the Company’s tax provision is based on actual operating results for the nine-months ended October 3, 2009 due to the relative proximity to breakeven of the Company’s expected annual results before taxes and the sensitivity to the Company’s estimated annual effective tax rate.  For the three-month periods ended October 3, 2009 and September 27, 2008, the Company recorded income tax expense of $0.1 million and $0.3 million, respectively, which represent effective tax rates of 4.5% and 10.5%, respectively.   For the nine-month periods ended October 3, 2009 and September 27, 2008, the Company recorded income tax expense of $0.5 million and $0.7 million, respectively, which represent effective tax rates of 15.6% and 11.1%, respectively.  For both the three-and nine- month periods ended October 3, 2009 and September 27, 2008, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowances.  Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying a significant amount of U.S. federal income tax in fiscal 2009; however, the Company’s actual results of operations could accelerate or defer the utilization of its deferred tax assets.

In July 2006, the FASB issued guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The Company had $0.09 million of unrecognized tax benefits at October 3, 2009, which would have a slight impact to the Company’s effective income tax rate if recognized.  Unrecognized income tax benefits

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

relate to the uncertainty regarding deductions taken on returns that have not been examined by the applicable tax authority.  As of October 3, 2009, the Company does not expect to recognize any tax benefits in the next twelve months due to the closing of open tax years. The Company recognized no material adjustments to the liability for unrecognized income tax benefits from the balance recorded as of January 3, 2009. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

4.              Debt

Amended and Restated Credit Facility

On June 20, 2006, the Company entered into an Amended and Restated Credit Facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent”, Swing Line Lender and L/C Issuer (the “Administrative Agent”), GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Amended and Restated Credit Facility”).  The Amended and Restated Credit Facility was further amended in September 2007 and consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility, and a $10.0 million swing line sub facility.  On an ongoing basis, loans incurred under the Amended and Restated Credit Facility will be used for working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).  The Credit Facility has a term of five years and expires in June 2011.

Interest Rate and Fees.  Loans outstanding under the Amended and Restated Credit Facility bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. The Company pays an insignificant facility fee annually.

Covenants and Events of Default.  The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Amended and Restated Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of October 3, 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Amended and Restated Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.   The Administrative Agent has the right to establish, modify or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.  At October 3, 2009, the Company had $33.7 million of outstanding borrowings under the Amended and Restated Credit Facility and $19.6 million of borrowing availability after giving effect to all reserves. At January 3, 2009, the Company had $51.7 million of outstanding borrowings under its Amended and Restated Credit Facility and $5.9 million of additional borrowing availability after giving effect to all reserves.

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

The Company has no operations or any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, including its liability under the Amended and Restated Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations, including its liabilities under the Amended and Restated Credit Facility. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Intangible Assets

The following is a summary of the Company’s identifiable intangible assets as of each of the periods presented below:

	October 3,	September 27,	January 3,
	2009	2008	2009
Amortizable intangible assets:
Customer database - gross carrying amount	$3,399,205	$3,399,205	$3,399,205
Customer database - accumulated amortization	(2,643,826)	(2,266,136)	(2,360,559)

Total amortizable intangible assets	$755,379	$1,133,069	$1,038,646

Indefinite-lived intangible assets:
Patents	$100,000	$—	$—
Tradename	11,158,000	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251	13,972,251

Total indefinate-lived intangible assets	$25,230,251	$25,130,251	$25,130,251

Intangibles assets, net	$25,985,630	$26,263,320	$26,168,897

Amortization expense related to the Company’s customer database was approximately $0.1 million and $0.3 million in each of the three-and nine-month periods ended October 3, 2009 and September 27, 2008, respectively, and is recorded in selling, general and administrative expense in the unaudited condensed consolidated statements of operations.  The Company’s customer database is being amortized over the estimated useful life of 9 years.

Future estimated amortization expense related to the Company’s customer database is as follows:

Remaining 2009	94,422
2010	377,689
2011	283,268
Total	$755,379

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

At October 3, 2009, future minimum lease payments and sublease rental income under non-cancelable operating leases, excluding repairs and maintenance, property taxes and insurance, with initial terms of one year or more, are presented in the table below for each of the 12-month periods ending at the end of the Company’s third fiscal quarter for each year presented below.

	Operating Lease Obligations	Sublease Rental Income

2009	$23,923,393	$1,546,825
2010	24,151,897	1,540,221
2011	23,848,623	1,514,265
2012	21,419,492	1,156,944
2013	18,541,959	782,452
Thereafter	43,543,227	1,559,962
Total	$155,428,591	$8,100,669

The operating leases expire at various times through 2020. Rent expense, net, for all operating leases was $5.8 million and $5.6 million for the three-month periods ended October 3, 2009 and September 27, 2008, respectively.  Rent expense, net, for all operating leases was $17.2 million and $16.7 million for the nine-month periods ended October 3, 2009 and September 27, 2008, respectively.  Sublease rental income recorded as a reduction to rent expense was $0.3 million in each of the three-month periods ended October 3, 2009 and September 27, 2008 and $0.9 million in each of the nine-month periods ended October 3, 2009 and September 27, 2008.

Employment and Other Agreements

The Company has employment agreements with Martin E. Hanaka, Chairman and Chief Executive Officer, and Sue E. Gove, Executive Vice President, Chief Operating Officer and Chief Financial Officer.  Additionally, on September 29, 2009, under the direction of the Compensation Committee of the Company’s Board of Directors (the “Board”), the Company entered into confidentiality, intellectual property and non-compete agreements (the “Confidentiality Agreements”) with its senior executives, in the form filed as exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 2, 2009.  The Confidentiality Agreements contain restrictive covenants which generally prohibit the senior executive officers from (i) disclosing the Company’s trade secrets and confidential information, including information regarding the Company’s intellectual property; or (ii) during their respective employment terms and for the two-year period following termination of employment (a) soliciting on behalf of a competing business the Company’s customers, (b) soliciting the Company’s employees or (c) engaging in any competing business.  In consideration for the promises set forth in the Confidentiality Agreements, upon termination of a senior executive officer’s employment without cause, as defined in the Confidentiality Agreements, such senior executive officer will be entitled to receive a 12-month equivalent of his or her annual base salary in effect upon termination in equal installments during the 24-month period following termination of employment.

On May 20, 2009, the Company, entered into an Intellectual Property License Agreement (the “License Agreement”) with MacGregor Golf Company (“Licensor”).  Per the terms of the License Agreement, the Company obtained an exclusive perpetual license in and to certain MGC Trademarks and MacGregor Trademarks (collectively the “Trademarks”) throughout the United States, Canada, Europe, Africa and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010.  Ownership of the Trademarks will transfer to the Company three years from the effective date of the License Agreement, at which time the Company will also obtain 50% ownership of the stock of MacGregor Corp., a non-operating holding entity that licenses certain trademarks to Licensor.

Legal Proceedings

In March 2008, a former sublandlord of the Company, Marshalls of MA (“Marshalls”), filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and the Company, claiming a breach of lease obligations.  The action alleged that the Company violated a sublease from Marshalls, which the Company believed had been properly assigned to Tomajan, when Tomajan allegedly defaulted under the terms of the lease agreement.  Marshalls sought reimbursement from the Company for all rent, common area maintenance and utility expenses incurred from the time that Tomajan vacated the premises until the end of the lease term (January 2010).  The Company had previously disputed the liability and Marshalls’ claims. Nevertheless, on September 28, 2009, the Company settled this case for approximately $425,000 and recorded a corresponding charge in selling, general and administrative expense in the three-months ended October 3, 2009.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting its business.  The Company believes that the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs.  As of October 3, 2009, we operated 73 retail stores in 19 states and 26 markets.  We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, and in 1975 we mailed our first general golf products catalog.

In January 2009, we opened a new store in a new market in Palm Desert, California.  We also relocated two of our existing stores in Troy, Michigan and The Woodlands Center in Spring, Texas due to expiring leases in April and May of 2009, respectively.  We also closed one store in Atlanta, Georgia in June 2009, whose lease was to expire in December 2009.  We have also signed a lease for a property in Irvine, California for the opening of a new retail store in the fourth quarter of fiscal 2009. We continue to explore strategic opportunities to open additional stores in existing and new geographic markets, but we do not provide any assurances about the rate at which we will open new stores in the future, and our historical record in this regard is no indication of our current or future strategy. We also continually evaluate our effectiveness in existing markets.  A major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel.  In addition, we have recently acquired and continue to develop a number of proprietary brands, and we plan to continue our efforts to grow our proprietary brand revenue in future periods.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as was the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended October 3, 2009 and September 27, 2008 each consisted of 13 weeks.  The nine-month periods ended October 3, 2009 and September 27, 2008 each consisted of 39 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations data and the related percentage of total net revenues for the three- and nine-month periods ended October 3, 2009 and September 27, 2008:

	Three Months Ended				Nine Months Ended
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008

Net revenues	$90,586,270	100.0%	$101,701,696	100.0%	$274,176,044	100.0%	$310,931,792	100.0%
Cost of products sold	59,610,086	65.8%	66,768,840	65.7%	180,351,910	65.8%	204,154,561	65.7%
Gross profit	30,976,184	34.2%	34,932,856	34.3%	93,824,134	34.2%	106,777,231	34.3%

Selling, general and administrative	29,739,699	32.8%	31,202,256	30.7%	89,207,889	32.5%	97,779,407	31.4%
Store pre-opening expenses	(179,625)	-0.2%	42,877	0.0%	343,655	0.1%	78,419	0.0%

Total operating expenses	29,560,074	32.6%	31,245,133	30.7%	89,551,544	32.7%	97,857,826	31.5%

Operating income	1,416,110	1.6%	3,687,723	3.6%	4,272,590	1.6%	8,919,405	2.9%

Interest expense, net	(268,340)	-0.3%	(507,200)	-0.5%	(1,060,203)	-0.4%	(2,201,414)	-0.7%
Other income (expense), net	3,828	0.0%	(5,092)	0.0%	50,191	0.0%	(3,620)	0.0%

Income before income taxes	1,151,598	1.3%	3,175,431	3.1%	3,262,578	1.2%	6,714,371	2.2%

Income tax expense	(51,967)	-0.1%	(332,348)	-0.3%	(507,556)	-0.2%	(742,865)	-0.2%

Net income	$1,099,631	1.2%	$2,843,083	2.8%	$2,755,022	1.0%	$5,971,506	1.9%

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three- and nine-month periods ended October 3, 2009 and September 27, 2008:

	Three Months Ended				Nine Months Ended
	October 3,	September 27,	$	%	October 3,	September 27,	$	%
	2009	2008	Change	Change	2009	2008	Change	Change
Comparable stores	$74,739,422	$81,659,857	$(6,920,435)	-8.5%	$222,367,688	$246,245,846	$(23,878,158)	-9.7%
Non-comparable stores	1,182,252	536,363	645,889	120.4%	4,133,750	1,029,461	3,104,289	301.5%
Total stores	75,921,674	82,196,220	(6,274,546)	-7.6%	226,501,438	247,275,307	(20,773,869)	-8.4%

Direct-to-consumer	12,767,488	17,496,812	(4,729,324)	-27.0%	41,727,986	56,998,185	(15,270,199)	-26.8%
International distributors and other	1,897,108	2,008,664	(111,556)	-5.6%	5,946,620	6,658,301	(711,681)	-10.7%

Net revenues	$90,586,270	$101,701,696	$(11,115,426)	-10.9%	$274,176,044	$310,931,792	$(36,755,748)	-11.8%

Revenues

Revenue channels. We generate revenues from the sale of golf and tennis products and services in our retail stores through our direct-to-consumer distribution channel and from other sources, including international distributors. Revenues consist of merchandise sales, net of expected returns, as well as gift card breakage.  Store revenues include product sales which are transacted online and either picked up or shipped from any of our retail stores.

Store revenues. Changes in revenues generated from our retail stores are driven primarily by the number of stores in operation and changes in comparable store sales. We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.

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

Cost of Products Sold

We capitalize inbound freight and vendor discounts into inventory upon receipt of inventory. These costs and discounts increase and decrease, respectively, the value of inventory recorded on our consolidated balance sheets.  These costs and discounts are then subsequently reflected in cost of products sold upon the sale of that inventory.  Salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas are included in cost of products sold. Income received from our vendors through our vendor funding program that does not pertain to incremental direct advertising costs is recorded as a reduction to cost of products sold when the related merchandise is sold.  Because some retailers could exclude these costs from cost of products sold or include certain other costs in cost of products sold and instead include them or exclude them in a line item such as selling, general and administrative expense, our gross profit may not be comparable to those of other retailers.

Operating Expenses

Selling, general and administrative.  Selling, general and administrative expenses consist of all expenses associated with general operations for our retail stores, direct-to-consumer channel, our corporate headquarters and international operations. This includes salary and related benefits, occupancy costs, including rent and common area maintenance, information technology, legal, accounting, stock-based compensation, advertising and direct expenses, including supplies for all retail and corporate facilities. A portion of our occupancy expenses is offset through our subleases to GolfTEC Learning Centers, as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. Additionally, a portion of income received through our vendor funding program for reimbursement of incremental direct advertising costs is treated as a reduction to our selling, general and administrative expenses.

Store pre-opening / closing expenses.  Store pre-opening expenses consist of costs related to the opening of new retail stores that are incurred prior to the grand opening. These include costs of hiring and training personnel, supplies and certain occupancy and miscellaneous costs. With the exception of payroll and rent expenses, these costs are initially capitalized on our consolidated balance sheet and recorded as expense upon the grand opening of each new store. Payroll and rent expenses incurred after possession of the leased property but prior to the grand opening of a new retail store are recorded as store pre-opening expenses in the period incurred. Our store closing expenses could include charges related to future net lease obligations and lease cancellations, personnel expenses, miscellaneous occupancy charges and non-recoverable investments in fixed assets.

Three-months ended October 3, 2009 compared to Three-months ended September 27, 2008

Net Revenues.  Net revenues decreased 10.9% to $90.6 million for the three-months ended October 3, 2009 from $101.7 million for the three-months ended September 27, 2008. The decrease was primarily due to a $6.3 million decrease in our store revenues and a decrease of $4.7 million from our direct-to-consumer channel. Our comparable store revenues decreased $6.9 million, or 8.5%, during the three-months ended October 3, 2009 as compared to the three-months ended September 27, 2008.

Our net revenues continue to be negatively impacted by the adverse economic climate and the reduced level of consumer confidence.  The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and a decrease in overall consumer spending.  While we anticipate that these economic conditions will continue in future periods, we believe these market dynamics are temporary. For the three-months ended October 3, 2009, in an effort to drive consumer demand, we offered more value-based promotions from many of the top manufacturers, which we believe positively contributed to our net revenues.

We believe that general economic conditions have also adversely affected our direct-to-consumer channel business.  Furthermore, due to our increasing retail base across the country, a growing portion of our direct consumers are choosing to transact in our retail stores rather than through our direct-to-consumer channel.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, decreased to 34.2% for the three-months ended October 3, 2009 from 34.3% for the three-months ended September 27, 2008.  Consolidated gross profit decreased 0.7%, as a percentage of net revenues, due to a change in estimate related to the classification of vendor income earned from vendor funding programs that was implemented in the fourth quarter of fiscal 2008.  This decrease was offset by an increase of 0.6% of consolidated gross profit, as a percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses.

Selling, general and administrative.  Selling, general and administrative expense decreased 4.7% to $29.7 million for the three-months ended October 3, 2009 from $31.2 million for the three-months ended September 27, 2008.  As a percentage of net revenues, selling, general and administrative expense increased to 32.8% for the three-months ended October 3, 2009 from 30.7% for the three-months ended September 27, 2008.  The increase in selling, general and administrative expense, as a percentage of net revenues, of 2.1% primarily relates to sales decreasing at a faster rate than operating expenses, principally salaries and related benefits, and non-recurring litigation settlement costs recorded in the current year quarter (see Note 6).  This increase in selling, general and administrative expense as a percentage of net revenues was partially offset by a change in estimate related to vendor funding programs as discussed above as well as a decrease in advertising and promotional expense resulting from a change in our overall marketing strategy.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses for the three-months ended October 3, 2009 was ($180,000) as compared to $43,000 for the three-months ended September 27, 2008.  Included in store pre-opening / closing expenses for the three-months ended October 3, 2009 is $0.3 million of relocation expenses related to our Troy, Michigan and The Woodlands Center, Texas stores incurred in the first half of fiscal 2009 that have been reclassified to selling, general and administrative expense (see Note 1).  Also included in the three-months ended October 3, 2009 is $0.1 million in occupancy costs related to our retail store in Irvine, California, which is expected to open in the fourth quarter of fiscal 2009.

Interest income (expense), net. Interest income (expense), net consists primarily of interest expense incurred on borrowings under our Amended and Restated Credit Facility.  For the three-months ended October 3, 2009, net interest expense decreased by 47.1% to $0.3 million from $0.5 million for the three-months ended September 27, 2008.  As a percentage of net revenues, net interest expense decreased to 0.3% from 0.5%.  The decrease in net interest expense was due to a decrease in interest rates under our Amended and Restated Credit Facility.

Other income (expense), net.  There were minimal changes in other income (expense), net during the three-months ended October 3, 2009 as compared to the three-months ended September 27, 2008.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income.

Income tax expense. During the three-month periods ended October 3, 2009 and September 27, 2008, we recorded approximately $0.1 million and $0.3 million of income tax expense, respectively, on pre-tax income of approximately $1.2 million and $3.2 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  See Note 3 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion of the methods used to compute our income tax expense in each fiscal year.

Nine-months ended October 3, 2009 compared to Nine-months ended September 27, 2008

Net Revenues.  Net revenues decreased 11.8% to $274.2 million for the nine-months ended October 3, 2009 from $310.9 million for the nine-months ended September 27, 2008. The decrease was primarily due to a $20.8 million decrease in our store revenues and a decrease of $15.3 million from our direct-to-consumer channel. Our comparable store revenues decreased $23.9 million, or 9.7%, during the nine-months ended October 3, 2009 as compared to the nine-months ended September 27, 2008.

Our net revenues continue to be negatively impacted by the adverse economic climate and the reduced level of consumer confidence.  The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and a decrease in overall consumer spending.  While we anticipate that these economic conditions will continue in future periods, we believe these market dynamics are temporary.  In an effort to drive consumer demand in fiscal 2009, we offered more value-based promotions from many of the top manufacturers, which we believe all positively contributed to our net revenues.

We believe that general economic conditions have also adversely affected our direct-to-consumer channel business.  Furthermore, due to our increasing retail base across the country, a growing portion of our direct consumers are choosing to transact in our retail stores rather than through our direct-to-consumer channel.

In addition to the conditions discussed above, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products.  Prior to the first quarter of this year, golf rounds played had been trending down as compared to the same period in the prior year.  For the eight months ended August 2009, golf rounds played remained flat as compared to the prior year.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, decreased to 34.2% for the nine-months ended October 3, 2009 from 34.3% for the nine-months ended September 27, 2008.  Consolidated gross profit decreased 0.7%, as a percentage of net revenues, due to a change in estimate related to the classification of vendor income earned from vendor funding programs that was implemented in the fourth quarter of fiscal 2008.  This decrease was partially offset by (1) an increase of 0.4%, as percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses, and (2) an increase of 0.2%, as a percentage of net revenues, due to more gift card promotions in the prior year, while there was minimal activity in the current year.

Selling, general and administrative.  Selling, general and administrative expense decreased 8.8% to $89.2 million for the nine-months ended October 3, 2009 from $97.8 million for the nine-months ended September 27, 2008.  As a percentage of net revenues, selling, general and administrative expense increased to 32.5% for the nine-months ended October 3, 2009 from 31.4% for the nine-months ended September 27, 2008.  The increase in selling, general and administrative expense, as a percentage of net revenues, of 1.1% primarily relates to sales decreasing at a faster rate than operating expenses, principally salaries and related benefits, as well as non-recurring litigation settlement costs recorded in the current year quarter (see Note 6).  This increase was partially offset by (1) a decrease in one-time charges including $1.8 million incurred in the prior year related to severance payments and non-cash stock based compensation to our former Chief Executive Officer, partially offset by an increase of $0.5 million of severance to our former Chief Financial Officer, (2) a decrease due to a change in estimate related to vendor funding programs as discussed above, and (3) a decrease due to changes to our marketing strategy.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses increased to $0.3 million for the nine-months ended October 3, 2009 from $0.1 million for the nine-months ended September 27, 2008.  The increase in store pre-opening / closing expenses is primarily due to the opening of our Palm Desert, California store in January 2009 and an increase in occupancy costs related to our retail store in Irvine, California, which is expected to open in the fourth quarter of fiscal 2009.  There were minimal costs incurred related to the closing of our store in Atlanta, Georgia in June 2009.  In fiscal 2008, there were no new store openings and only minimal costs incurred due to the closing of two stores.

Interest income (expense), net. Interest income (expense), net consists primarily of interest expense incurred on borrowings under our Amended and Restated Credit Facility.  For the nine-months ended October 3, 2009, net interest expense decreased by 51.8% to $1.1 million from $2.2 million for the nine-months ended September 27, 2008.  As a percentage of net revenues, net interest expense decreased to 0.4% from 0.7%.  The decrease in net interest expense is due to a decrease in both interest rates and the average balance outstanding under our Amended and Restated Credit Facility.

Other income (expense), net.  There were minimal changes in other income (expense), net during the nine-months ended October 3, 2009 as compared to the nine-months ended September 27, 2008.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax expense. During the nine-month periods ended October 3, 2009 and September 27, 2008, we recorded approximately $0.5 million and $0.7 million of income tax expense, respectively, on pre-tax income of approximately $3.3 million and $6.7 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  See Note 3 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q for further discussion of the methods used to compute our income tax expense in each fiscal year.

Liquidity and Capital Resources

As of October 3, 2009, our primary source of liquidity consisted of cash totaling $3.7 million and $19.6 million of available borrowings under our Amended and Restated Credit Facility which is more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q. As of October 3, 2009, we had outstanding debt obligations under our Amended and Restated Credit Facility of $33.7 million.

Historically, cash flows generated from operations and our borrowing capacity under our Amended and Restated Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, store retrofits, advertising and other capital expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. If cash from operations and cash available under our Amended and Restated Credit Facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our Amended and Restated Credit Facility expires in June 2011.  Furthermore, because of the current price of our stock, we do not believe that it would be desirable to sell additional equity, even if we were able to do so.

Cash Flows

Operating Activities

Our cash flows from operations are seasonal.  Operating activities provided $26.1 million of cash for the nine-months ended October 3, 2009 and $13.7 million of cash for the nine-months ended September 27, 2008. The increase in cash provided by operating activities during the nine-months ended October 3, 2009, as compared to the nine-months ended September 27, 2008 is primarily due to lower inventory levels as we are buying closer to need this year as compared to the prior year.

Investing Activities

Cash used in investing activities is to build new stores, remodel or relocate existing stores, purchase information technology and expenditures for distribution facilities and corporate headquarters. Investing activities used $7.0 million of cash for the nine-months ended October 3, 2009 and $3.7 million of cash for the nine-months ended September 27, 2008. The increase in cash used during the nine-months ended October 3, 2009, as compared to the nine-months ended September 27, 2008, was driven by the opening of one new store, two relocations and costs incurred in the three-months ended October 3, 2009 related to the opening of our Irvine, California store in November 2009.  There were no new store openings in the prior year nine-months ended September 27, 2008.

Financing Activities

Financing activities used $18.0 million of cash for the nine-months ended October 3, 2009 and $11.3 million of cash for the nine-months ended September 27, 2008.  Cash used in financing activities primarily relates to net principal payments on and proceeds from our Amended and Restated Credit Facility.

Capital Expenditures

Our future capital requirements will primarily depend on the number and timing of new stores opened and to a certain extent, capital needed for strategic growth opportunities. The growth of our business also may require additional capital investments in our infrastructure to support a larger store base. Capital may also be needed in the future to remodel or relocate existing stores.  For the nine-month period ended October 3, 2009, we have spent $7.0 million in capital expenditures, inclusive of tenant improvement allowances, primarily related to one new store opening and two store remodels.  Subject to our ability to generate sufficient cash flows, for the remainder of fiscal 2009, we expect to spend between $2.0 million and $2.3 million on capital expenditures related to the opening of one new store in the fourth quarter of this year and various other corporate projects.

Indebtedness

As of October 3, 2009, we had approximately $33.7 million in aggregate indebtedness outstanding and $19.6 million in available borrowings under our Amended and Restated Credit Facility, after giving effect to all reserves.  As of January 3, 2009, we had $51.7 million of outstanding borrowings under our Amended and Restated Credit Facility and $5.9 million of additional borrowing availability after giving effect to all reserves.

The Amended and Restated Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Amended and Restated Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments.  As of October 3, 2009, we were in compliance with all applicable covenants.  See Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion of the terms of our Amended and Restated Credit Facility.

Borrowings under our Amended and Restated Credit Facility typically increase as working capital requirements increase in anticipation of peak selling periods in late spring and in advance of the December holiday gift-giving season, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under our Amended and Restated Credit Facility may not be adequate to satisfy our needs. If this occurs, we may not succeed in obtaining additional financing in sufficient amounts and/or on acceptable terms.

Off-Balance Sheet Arrangements

As of October 3, 2009, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and we adopted the Codification during the three months ended October 3, 2009.

In August 2009, the FASB issued authoritative guidance regarding accounting and disclosures related to the fair value measurement of liabilities.  The new guidance establishes valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available.  Additionally, it clarifies appropriate valuation techniques when restrictions exist that prevent the transfer of liabilities measured at fair value.  Finally, it provides further guidance on the classification of liabilities measured at fair value within the fair value hierarchy.  The new guidance is effective for interim periods ending after August 26, 2009.  The adoption of the guidance did not have a material impact on our results of operations or financial position.

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have an impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on our results of operations or financial position.

In April 2009, the FASB issued guidance requiring companies to disclose information about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this guidance, fair value for these assets and liabilities was only disclosed annually.  The guidance requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  The new guidance is effective for interim periods ending after June 15, 2009.  In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption.  The adoption of the new guidance did not have a material impact on our results of operations or financial position.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Such disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 3, 2009.

Changes in Internal Control over Financial Reporting

During the three-month period ended October 3, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1  — LEGAL PROCEEDINGS

In March 2008, our former sublandlord, Marshalls of MA (“Marshalls”), filed an action in Maricopa County Court, Arizona against Tomajan Investments (“Tomajan”) and us, claiming a breach of lease obligations.  The action alleged that we violated a sublease from Marshalls, which we believed had been properly assigned to Tomajan, when Tomajan allegedly defaulted under the terms of the lease agreement.  Marshalls sought reimbursement from us for all rent, common area maintenance and utility expenses incurred from the time that Tomajan vacated the premises until the end of the lease term (January 2010).  We had previously disputed the liability and Marshalls’ claims. Nevertheless, on September 28, 2009, we settled this case for approximately $425,000 and recorded a corresponding charge in selling, general and administrative expense in the three-months ended October 3, 2009.

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

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

10.21

Form Confidentiality, Intellectual Property and Non-Compete Agreement (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on October 2, 2009, and incorporated herein by reference).

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
Martin E. Hanaka Chairman and Chief Executive Officer (Principal Executive Officer and Authorized Signatory) Date: October 27, 2009

By:	/s/ Sue E. Gove
Sue E. Gove Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting Officer and Authorized Signatory) Date: October 27, 2009