Form 10-K
period 2010-01-02
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2010-02-25
CIK 1202273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $14.7 million.

There were 15,777,185 shares of the registrant’s common stock issued and outstanding as of February 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 2, 2010

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

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. All statements other than statements of current or historical fact contained in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “potential,” “project,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. These risks and uncertainties include:

•                  the state of the economy;

•                  the level of discretionary consumer spending;

•                  changes in consumer preferences and demographic trends;

•                  the number of golf participants and spectators, and general demand for golf;

•                  our ability to successfully execute our multi-channel strategy;

•                  expansion into new markets;

•                  the intense competition in the sporting goods industry and actions by our competitors;

•                  the cost of our products;

•                  adverse or unseasonal weather conditions;

•                  inadequate protection of our intellectual property;

•                  our ability to protect our proprietary brands and reputation;

•                  credit and equity markets, availability of credit and other financing, and financial markets in general;

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

PART I

Item 1. Business

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf and tennis retail industry. We operate as an integrated multi-channel retailer, providing our customers the convenience of shopping in our retail stores across the nation, through our Internet site, www.golfsmith.com, and from our catalogs. Our stores have knowledgeable employees and feature an activity-based shopping environment where our customers can test the performance of golf clubs in our in-store hitting areas. We offer an extensive product selection that features premier national brands, pre-owned clubs and our proprietary-branded products. We offer a number of customer services and customer care initiatives, including our club trade-in program, 90-day playability guarantee, 115% low-price guarantee, our proprietary credit card, in-store golf lessons, and SmartFit™, our custom club-fitting program. Our distribution and fulfillment center and management information systems support and integrate our distribution channels and provide a scalable platform to support future expansion.

We began in 1967 as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store and, in 1975 we mailed our first general golf products catalog. Over the next 35 years we expanded our product offerings, opened more retail stores and grew our direct-to-consumer business by adding to our catalog product lines and expanding our direct-to-consumer network. In 1997 we launched our Internet site to further expand our direct-to-consumer business.

Store Operations

At January 2, 2010, we operated 74 stores in 19 states and 30 markets. Additional information regarding the locations of our stores is set forth in Item 2. “Properties.”

We design our stores in a way that we believe will provide an exciting, activity-based shopping environment that resonates with the golf and tennis enthusiast and highlights our extensive product offerings. Our stores range in size from approximately 8,000 to 59,000 square feet, the average size being 20,000 square feet. Generally, 90% of store space is dedicated to selling while 10% is used for office and non-retail functions. Our store concept can vary in size and format to fit each market depending on local market demographics, competition, real estate prices and availability.

Each store offers premier-branded clubs, balls, apparel and accessories, as well as our proprietary-branded products including Clubmaker®, Golfsmith®, Killer Bee®, J.G.Hickory™, Lynx®, Profinity™, Snake Eyes®, TourTrek™, XPC®, Zevo®, Maggie Lane™,  ZTech® and others.  Certain of our stores also offer club components, clubmaking tools, supplies and on-site clubmaking, custom club-fitting and club repair services, as well as tennis equipment, tennis racquet maintenance and repair services. Our stores incorporate technology, lessons and club demos in a range-like setting. The majority of our stores contain in-store kiosks that allow our customers to have access to over 50,000 stock keeping units, or SKUs, where they are able to special-order the requested item through us from one of our vendors, from our distribution and fulfillment center in Austin, Texas or from a different store location for delivery to a particular store or other destination as chosen by the customer.  The majority of our stores offer hitting areas, putting greens and ball-launch monitor technology. In addition, our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a larger assortment of demo clubs.  In 2009 we launched a new activity-based superstore format called Golfsmith Xtreme™, which ranges from 36,000 to 40,000 square feet and features larger hitting bays than our other stores, custom fitting studios, as well as golf instruction with biofeedback from Professional Golf Association, or PGA, -certified professionals.  Golfsmith Xtreme™ stores provide golfers and tennis players of all skill levels with an interactive environment to try out a variety of brand offerings. We currently have four Golfsmith Xtreme™ stores across the United States and plan to expand this format into selected existing and new markets.

We have entered into an agreement with GolfTEC Learning Centers to provide precision club-fitting and PGA-certified golf instruction to our customers. We had GolfTEC Learning Centers in 53 of our stores at January 2, 2010.

We intend to expand our store base selectively in existing and new markets in locations that fit our selection criteria, which include:

•                  demographic characteristics, such as above-average annual household income and a high number of golfers who play 25 or more rounds per year, whom we refer to as avid golfers;

•                  presence and strength of competition;

•                  visibility and access from highways or other major roadways;

•                  the level of our penetration in a given market, either through our existing retail stores or our direct-to-consumer channel;

•                  proximity to a large metropolitan area; and

•                  the ability to obtain favorable lease terms.

After we identify a potential site, we analyze demographic and competitive data to project store revenues and develop profitability forecasts.

Our retail stores accounted for 82.5% and 79.6% of our total net revenues in fiscal years ended January 2, 2010, or fiscal 2009, and January  3, 2009, or fiscal 2008, respectively.

Direct-to-Consumer

Our direct-to-consumer sales channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our customers an extensive line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 15.3% and 18.3%  of our net revenues in fiscal years 2009 and 2008, respectively.   We believe that the decline in our clubmaking business has adversely affected our direct-to-consumer sales channel, particularly due to the increase of brand name closeouts from the top manufacturers resulting from shorter product life cycles, the rise of the now more accessible pre-owned club market and declining interest by consumers in building their own clubs.  Furthermore, due to our increasing retail base across the country, a growing portion of our direct consumers are choosing to transact in our stores rather than through our direct-to-consumer channel.

Internet

We offer over 50,000 golf and tennis products through our Internet site, www.golfsmith.com.  Through our Internet site, we seek to extend to the direct-to-consumer channel the innovative products offered in our retail stores. We have further enhanced the customer shopping experience by featuring, among other offerings, in-store pickup, advanced search functionality, product reviews, online SmartFit™ system, store and item locater, live chat and single click checkout.

Over the past year the direct-to-customer channel has been strengthened by investments and improvements made in our e-commerce website.  During 2009 we launched a redesigned website, which provides a faster, more efficient shopping experience for our customers.   We also added over 150 product videos on our website that provide a virtual demonstration of our products.

We believe our Internet site complements our retail stores and catalogs by building customer awareness of our brand and acting as an effective marketing vehicle for our products and services, including through new product introductions, special product promotions and our online offerings of proprietary-branded products. We believe that our Internet site also drives traffic to our stores, as one of the most-used features on the Internet site is the store locator functionality.

Catalogs

We have a 40-year history as a catalog retailer and believe that we are one of the industry’s leading golf specialty catalog retailers. Our principal catalog publications are the “Golfsmith Consumer Catalog,” targeting the avid golfer, and the “Golfsmith Clubmaking Catalog,” a specialty catalog for people who build their own clubs.  Our catalog titles are designed and produced by our in-house staff of art directors, writers and photographers. The production and distribution schedule of our consumer catalogs permits us to introduce new products and make price adjustments as necessary. We continue to build and execute on our strategy of developing more targeted catalog vehicles promoting our specialty and lifestyle brands.  To this effect, in fiscal 2008 we launched a marketing campaign targeting women consumers which we built upon in 2009.

As of January 2, 2010, we maintained an in-house customer database of approximately 2.0 million customers who have purchased from us in the last four years.  We use our database to help us strategically target products and communications to customers.

International

We work with a group of international agents and distributors to offer golf club components, accessories, footwear, apparel and equipment to clubmakers and golfers in selected regions outside the United States. In the United Kingdom, we sell our proprietary-branded equipment directly to retailers through a commissioned sales force and directly to consumers through a call center. Throughout most of Europe, parts of Asia and other parts of the world, we sell our products through a network of agents and distributors through licensing arrangements, and directly to consumers through our Internet site. Sales through our international distributors and our distribution and fulfillment center near London, England accounted for 2.2% and 2.1% of our total net revenues in fiscal 2009 and fiscal 2008, respectively.

Products and Merchandising

We offer a broad assortment of golf and tennis products, including our own proprietary brands, through all of our sales channels. We generally price our products consistently across all channels. We also tailor the merchandise selection in our stores to meet the regional preferences of our customers. By providing a wide-ranging in-depth assortment of products and services, we attract the full spectrum of customers, from avid to recreational golfers as well as both tennis enthusiasts and recreational tennis players, with buying interest across all of our price points.

Technological cycles.  Substantial technological advancements in golf equipment over the past decade have shortened product replacement cycles and decreased club retail prices. Significant advances have been achieved in club head, shaft and golf ball construction and club design and materials.  We believe the introduction of new and improved products, together with advertising and promotions by equipment manufacturers and retailers emphasizing the importance of their equipment to one’s game, can encourage golfers to change their equipment more frequently.

Branded-products. We offer premier-branded golf and tennis equipment, apparel and footwear. We believe that carrying a broad selection of current premier-branded merchandise is critical to driving sales among our highest-spending and most passionate customers, the avid golfers and tennis players.

Customer Service

We actively recruit avid golfers and tennis players to serve as sales employees, because we believe that they bring enthusiasm to the shopping experience and are knowledgeable about the products we sell. We also target individuals with a strong retail background because we believe an understanding of retail sales is helpful to marketing and selling our products. We provide extensive product training to our employees so that they can provide our customers with informed assistance, and we test our employees’ knowledge periodically.

A component of the compensation for our sales force is sales commissions, which we believe motivates our employees to learn more about our product and service offerings and to demonstrate and explain to our customers the features and benefits of our products and services. We believe our compensation package allows us to recruit and retain a sales force that leads to a quality customer experience.

Marketing and Advertising

Our marketing and advertising programs are designed to promote our extensive selection of premier national brands and proprietary brands at competitive prices. Through our integrated marketing and advertising, we emphasize our multi-channel business model by utilizing our in-store, catalog and Internet capabilities to promote our brand and advertise our innovative products, services and events.

We employ a combination of print, television, radio, direct mail, e-mail, search engine marketing, online advertising and outdoor media, as well as in-store events, to drive awareness of our brand. On the local level, we optimize the media mix in each geographic market we serve.  The clustering of stores in particular markets allows local advertising techniques to be more cost-effective.  Additionally, we have instituted local marketing efforts in selected markets in an effort to increase communication and connections with customers and surrounding business communities that we believe will drive more business through increased brand awareness.

We typically increase our marketing activities prior to key shopping periods, such as Father’s Day and the December holiday season, and in connection with specific sales and promotions throughout the year. For example, we hold various theme- or activity-based promotions that are intended to drive additional traffic into our stores, including demonstration days, appearances by PGA Tour professional golfers, tour vans and events focusing primarily on the female customer. To reinforce our multi-marketing model, we coordinate these events across both our retail store and direct-to-consumer operations.

We also have an annual co-operative advertising program in which many of our vendors participate.  This program provides vendors with differentiated co-operative advertising opportunities due to our multi-channel business model and activity-based store environment.

Information Systems Management

Our core networking infrastructure, which serves as the backbone of our application landscape, is designed to offer redundancy and is built upon the Cisco campus model. In addition, our communication lines, which are critical to our e-commerce business, are multi-vendor sourced and managed in redundant configurations.

We manage our information systems through our Oracle Enterprise Resource Planning, or ERP, environment, an enterprise-wide information system designed to coordinate all the resources, information, and activities needed to complete business processes. To enhance scalability, reliability and flexibility, we develop and maintain our customer-facing applications in-house, integrating them into our Oracle ERP environment. Our customer-facing applications allow us to analyze data regarding our customers in a meaningful way, which allows us to better market to and meet the needs of our target customers.

Our production environments are hosted out of our corporate headquarters where our dedicated teams of systems administrators and applications developers in our operations center monitor networks, applications, user traffic and retail store point-of-sale activity. Our systems are integrated with vendor partners through Electronic Data Interchange, or EDI, to send purchase orders and to receive invoices helping us to achieve operating efficiencies.

Our in-store, point-of-sale system tracks all sales by category, style and item and allows us to compare current performance with historical and planned performance. The information gathered by this system also supports automatic replenishment of inventory and is integrated into product buying decisions. The system has an intuitive, user-friendly interface that minimizes new user training requirements, allowing our employees to focus on serving our customers.

Purchasing and Inventory Management

We have developed relationships with many of the major golf and tennis equipment vendors, giving us a diverse network of suppliers. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels.  We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms.  In each of fiscal 2009 and fiscal 2008, three of our suppliers, TaylorMade-adidas, Callaway Golf and Titleist-Acushnet Co. each individually supplied at least 10% of our total purchases. We source substantially all of our proprietary products from contract manufacturers in Asia who manufacture our equipment according to our specifications. We do not currently have any long-term supply contracts with our vendors, and all of our orders are made on a purchase-order basis.

Our primary inventory management objectives are (1) optimizing the efficiency and timeliness of the flow of products to our stores and the availability of product through our direct-to-consumer channel, (2) maintaining appropriate in-stock levels related to top selling product categories, and (3) optimizing our overall investment in inventory across business channels. We manage our inventory in several ways, including: daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems and reviewing item-level sales information to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our point-of-sale system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating schedule.

In fiscal 2010, we intend to focus on increasing our merchandise gross margins through inventory assortment optimization and SKU reductions.

Distribution and Fulfillment

We have developed a hybrid distribution system that combines our central warehouse and distribution infrastructure with the direct-ship expertise of our vendors. This hybrid distribution model increases our flexibility to allocate inventory to stores on an as-needed basis, improving our in-stock positions.  We operate a 240,000 square-foot distribution and fulfillment center in Austin, Texas, which handles selected store inventory replenishment and substantially all direct-to-consumer order fulfillment requirements.

Competition

The golf industry is highly fragmented and competitive. We compete in the off-course specialty and other retail space as well as with other online and catalog retailers. The off-course specialty retail space is characterized by sales of golf equipment and apparel, favorable pricing and knowledgeable staff. The online and catalog retail space is characterized by competitive pricing, shopping convenience and a wide product selection.  Recently, new and expanding channels of distribution, including increased selling by non-traditional golf and tennis retailers as well as increased direct-to-consumer modes of distribution have led to more competitive pricing.

Off-course specialty retailers. Due to the fragmented nature of the golf industry, off-course specialty retailers vary significantly in size, strategy and geographic location. Some focus on specific areas of the country, and some have focused more heavily on a single channel, being slow to develop into other channels of commerce or develop multi-channel expertise. Our primary competitors in this category are Edwin Watts, Golf Galaxy, PGA Tour Superstore and World Wide Golf. In certain markets we compete with one or all of these competitors.

Internet or catalog specific retailers of golf equipment. Online and catalog retailers of golf equipment sell a wide selection of merchandise through the use of catalogs or the Internet. The products are competitively priced and the direct channel offers a certain convenience to consumers. However, catalog- and Internet-only retailers are not able to offer hands-on product testing and fitting.  These retailers typically have a limited channel focus that limits their ability for cross-channel marketing and selling as well as for cross-channel brand promotion. Our primary competitors who specialize in the catalog- and Internet-only categories are GolfDiscount.com and The Golf Warehouse.

Franchise and independent golf retailers. Franchise and independent golf retailers tend to be comprised of smaller stores with 2,000 to 5,000 square feet. Due in part to their more limited space, we believe these stores generally offer a more limited selection of golf equipment, accessories and apparel than offered by larger stores.  Many of these franchise and independent golf retailers promote sales of their private-label or lesser-known brands. Our main competitors in this category are Golf USA, Nevada Bob’s and Pro Golf Discount.

On-course pro shops. On-course pro shops are located on-site at golf courses or on-site at other golf facilities such as driving ranges. These retailers have significantly smaller stores. While these shops generally have PGA professionals on staff, they generally offer a narrower selection of golf clubs and equipment, choosing to devote more of their limited space to showcasing apparel. These shops also generally do not offer advanced demonstrations, diagnostic, or testing equipment such as ball launch monitors.

Conventional sporting goods retailers. Conventional sporting goods retailers are generally large format 20,000 to 100,000 square-foot stores that offer a wide range of sporting goods merchandise covering a variety of categories, including merchandise related to most sports. These stores apply a single-store format to numerous specialty areas. Prices at these stores are generally competitive, but we believe that the limited space they devote to golf and tennis products restricts the breadth of their golf and tennis offerings. These retailers often do not have access to some premier national brands, and access to the assortment of lines of some brands that they do carry may be limited. Most do not have PGA-certified professionals, advanced demonstration and trial facilities or club repair services. Our largest competitors in this category are Dick’s Sporting Goods and The Sports Authority.

Mass merchants and warehouse clubs. These stores typically range in size from 50,000 to 200,000 square feet and above. These merchants and warehouse clubs offer a wide-range of products, but golf merchandise tends to represent a very small portion of their retail square footage and their total sales. We believe that their limited product selection and limited access to premier national brands may not appeal to many golf enthusiasts. We believe that these stores also do not focus on services that address the needs of golfers specifically. Examples of such stores are Costco, Target and Wal-Mart.

Facilities

We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, including general offices, distribution and fulfillment center, contact center and a clubmaker training facility. The Austin campus also includes a 30,000 square foot retail store, an equipment testing area and a driving range.  All of our other premises are held under long-term leases with differing provisions and expiration dates.

Additional information regarding our facilities is set forth in Item 2, “Properties” of this Annual Report on Form 10-K.

Proprietary Rights and Intellectual Property

We are the exclusive licensee in many countries for the marks MacGregor®, DX®, EYE-O-MATIC®, MACTEC®, MT®, RESPONSE®, TOURNEY®, and VIP® for golf equipment.  We also own a license to use the mark HANK HANEY® for golf training equipment.

On May 20, 2009, we entered into a license agreement with MacGregor Golf Company, or MacGregor.  Per the terms of the license agreement, we obtained an exclusive perpetual license in and to certain MacGregor® trademarks throughout the United States, Canada, Europe, Africa and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010.  Ownership of these trademarks will transfer to us three years from the effective date of the license agreement, at which time we will also obtain a 50% ownership interest in MacGregor Corp., a non-operating holding entity that licenses certain trademarks to MacGregor.

Our proprietary-brand trademarks and service marks include Clubmaker®, Golfsmith®, Killer Bee®, J.G.Hickory™, Lynx®, Profinity™, Snake Eyes®, TourTrek™, XPC®, Zevo®, Maggie Lane™, and ZTech®. We develop and promote proprietary merchandise in the majority of our golf-related product categories, including clubs, club components, apparel, golf bags and covers, pull and push carts, shoes, furnishings, accessories, training aids and gifts.

We believe that our trademarks and service marks have important value and are integral to building our name recognition.

Employees

We typically staff our stores with a general manager, one to four assistant managers, depending on the size of the store, and, on average, 15 to 20 full-time and part-time sales employees, depending on store volume and time of year. At January 2, 2010, we employed a total of 760 full-time and 839 part-time personnel, including 484 full-time and 802 part-time personnel at our retail stores. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters of each fiscal year. None of our work force is unionized.

Internet Site Access

Our Internet site address is www.golfsmith.com. We make available free of charge on or through our Internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  These documents are made available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission, or the SEC.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, distribution and fulfillment center, contact center and a clubmaker training facility. The Austin campus also includes a 30,000 square foot retail store, an equipment testing area and a driving range. We have granted a lien upon the Austin campus to secure our obligations to the lenders under our credit facility, as described below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

With the exception of the retail store at our Austin campus, we lease all of our retail stores. We lease a total of approximately 1.5 million square feet of aggregate retail space in various locations.  All leased premises are held under long-term leases with differing provisions and expiration dates through February 2020. Our lease rents are generally fixed amounts with scheduled rent increases over the lease term.  We also have five leases that include percentage rent requirements based on net revenues, as defined in the respective lease agreements. Most leases contain provisions permitting us to renew for one or more specified terms.

Information regarding our owned properties and non-store leased facilities at January 2, 2010 is as follows.

Location	Size (sq. ft.)	Facility Type	Owned / Leased	Lease Termination Date

Austin, Texas	60,000	Office, Corporate Headquarters	Owned	n/a
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned	n/a
Austin, Texas	17 Acres	Driving Range and Training Facility	Owned	n/a
Toronto, Canada	3,906	Direct-to-Consumer Order Fulfillment Facility	Leased	3/31/11
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased	6/23/10

The following table shows the number of our stores by state at January 2, 2010:

Location	Number of Stores

Alabama	1
Arizona	4
California	15
Colorado	3
Connecticut	1
Florida	6
Georgia	2
Illinois	5
Indiana	1
Michigan	3
Minnesota	3
New Jersey	6
New York	5
North Carolina	1
Ohio	2
Oregon	2
Pennsylvania	1
Tennessee	1
Texas	12
74

Item 3. Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a class action lawsuit in the California Superior Court in Orange County against us asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. We plan to vigorously defend all allegations and believe the claims are without merit. It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market,or NASDAQ under the ticker symbol “GOLF.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock as reported by NASDAQ.

	Stock Price
	FY 2009		FY 2008
	High	Low	High	Low
First Quarter	$1.17	$0.70	$4.60	$2.23
Second Quarter	1.65	0.95	3.11	1.65
Third Quarter	3.00	1.44	3.96	2.12
Fourth Quarter	2.70	1.85	2.97	0.59

At January 2, 2010, there were approximately 54 stockholders of record of our common stock. A stockholder of record is the individual or entity that an issuer carries in its records as the registered holder and is not necessarily reflective of beneficial ownership of the shares. We currently do not pay dividends on our capital stock and do not plan to pay any dividends in the forseeable future.

Item 6. Selected Consolidated Financial Data

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store retrofits and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs. As of January 2, 2010, we operated 74 retail stores in 19 states and 30 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, in 1975 we mailed our first general golf products catalog, and in 1997 we launched our Internet site designed to expand our direct-to-consumer business.

During 2009 we opened two new stores and relocated two existing stores with expiring leases. All four of these new locations are Golfsmith Xtreme™ stores. Additionally, we closed one store with an expiring lease. We plan to open four new stores in 2010, of which one will be in a new market for us. In December 2009, we signed a lease for a property in Overland Park, Kansas for the opening of a retail store in the Spring 2010. Subsequent to our 2009 fiscal year-end, we signed leases for properties in Brea, California, Milwalkee, Wisconson and Naples, Florida. The Brea and Milwalkee stores are scheduled to open in Spring 2010, and the Naples store is scheduled to open in Fall 2010. In the future we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing markets.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. During the recent economic downturn, the demand for our products was adversely impacted as reflected in our results of operations for fiscal years 2009 and 2008. In response to this, beginning in fiscal 2008 and continuing into fiscal 2009, we have taken significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to drive additional profitability.

In addition to future new store openings, a major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. In addition, we anticipate continuing to develop a number of our existing proprietary brands in the future, as we continue our efforts to grow our proprietary brand revenue.

Industry Trends

The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, Internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry has become extremely competitive as general sporting goods or other golf specialty retailers have expanded their markets. We also face competition as competitors enter the marketplace in our existing markets. Specifically, the Atlanta, Georgia, Dallas, Texas and Phoenix, Arizona markets have grown increasingly competitive in the last few years. As a result, certain stores are experiencing decreased sales and margin pressures. In addition, the clubmaking business has been in decline for the last several years and may continue to decline going forward. We believe this decline is due to the increase of brand-name closeouts from the top manufacturers resulting from shorter product life cycles, the growth of the pre-owned club market and declining interest by consumers in building their own clubs.

In addition to general economic conditions, sales of golf products are also affected by the popularity of golf, increases and decreases in the number of golf participants and the number of rounds played annually in the United States. The popularity of golf is directly related to the popularity of golf magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media, or attendance at, golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels, may reduce the visibility of the brands that we sell and could cause a decrease in our sales of golf products. Also, according to the National Golf Foundation, or NGF, the number of golf participants is expected to remain flat in 2010. In the Fall 2009 Golf Industry Report, the NGF indicated that existing demand for golf is stable and latent demand exists. Because of an anticipated slow growth rate in the golf industry, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as was the case of fiscal 2008, 53 weeks.  Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 had 14 weeks.

Results of Operations

The following table presents our audited consolidated statements of operations for fiscal years 2009 and 2008 and the related percentage of total net revenues:

	Fiscal Year Ended
	January 2,		January 3,		$
	2010		2009		Change

Net revenues (1)	$338,025,688	100.0%	$378,772,097	100.0%	$(40,746,409)
Cost of products sold (2)	222,536,657	65.8%	251,134,234	66.3%	(28,597,577)
Gross profit	115,489,031	34.2%	127,637,863	33.7%	(12,148,832)

Selling, general and administrative	117,183,115	34.7%	124,774,549	32.9%	(7,591,434)
Store pre-opening / closing expenses (3)	426,553	0.1%	254,934	0.1%	171,619
Impairment of long-lived assets (4)	—	0.0%	284,229	0.1%	(284,229)
Total operating expenses	117,609,668	34.8%	125,313,712	33.1%	(7,704,044)

Operating income (loss)	(2,120,637)	-0.6%	2,324,151	0.6%	(4,444,788)

Interest expense	(1,306,881)	-0.4%	(2,885,301)	-0.8%	1,578,420
Interest income	2,256	0.0%	9,553	0.0%	(7,297)
Other income (expense), net	63,497	0.0%	157,376	0.0%	(93,879)

Loss before income taxes	(3,361,765)	-1.0%	(394,221)	-0.1%	(2,967,544)

Income tax expense	(182,850)	-0.1%	(121,390)	0.0%	(61,460)

Net loss	$(3,544,615)	-1.0%	$(515,611)	-0.1%	$(3,029,004)

(1)          Revenues consist of merchandise sales, net of expected returns, from our stores and our online business, as well as gift card breakage.

(2)          Cost of products sold include inbound freight, vendor discounts and cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas.

(3)          Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening. Store closing expenses include future net lease obligations, to the extent not covered by future subrental income, and payroll expenses and other charges associated with a store that has been closed.

(4)          Attributable to impairment of long-lived assets at one of our existing stores.

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for fiscal year 2009 and 2008:

	Fiscal Year Ended
	January 2,	January 3,	$	%
	2010	2009	Change	Change
Comparable stores (1)	$272,676,375	$296,103,811	$(23,427,436)	-7.9%
Non-comparable stores	6,341,101	$5,297,353	1,043,748	19.7%
Total stores (2)	279,017,476	301,401,164	(22,383,688)	-7.4%

Direct-to-consumer	51,574,259	$69,503,621	(17,929,362)	-25.8%
International distributors and other (3)	7,433,953	$7,867,312	(433,359)	-5.5%

Net revenues	$338,025,688	$378,772,097	$(40,746,409)	-10.8%

(1)          We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.

(2)          Included in total stores’ net revenues is $16.0 million and $15.0 million in fiscal 2009 and fiscal 2008, respectively, related to sales transacted online and either picked up or shipped from one of our retail stores.

(3)          Consists of sales made through our international distributors and our distribution and fulfillment center near London, England and miscellaneous other revenue items.

Net Revenues. Net revenues decreased 10.8% to $338.0 million for fiscal 2009 as compared to $378.8 million for fiscal 2008. The decrease was primarily due to a $22.4 million decrease in our store revenues and a decrease of $17.9 million from our direct-to-consumer channel. Our comparable store revenues decreased $23.4 million, or 7.9%, during fiscal 2009 as compared to fiscal 2008. Although our net revenues benefitted from expansion of our store base and relocations in fiscal 2009, our net revenues decreased during fiscal 2009 in part because fiscal 2008 had one additional week.

In fiscal 2009, our net revenues continued to be negatively impacted by the adverse economic climate and the low level of consumer confidence. The challenging economic climate resulted in a highly competitive retail selling environment and a decrease in overall consumer spending. We believe these market dynamics are temporary, but we are unable to predict when the economy will improve sufficiently to have a materially positive effect on us. In an effort to drive consumer demand in fiscal 2009, we offered more value-based promotions from many of the top manufacturers, which we believe positively contributed to our net revenues.

We believe that general economic conditions also adversely affected our direct-to-consumer channel business in fiscal 2009. Furthermore, due to our increasing retail base across the country, a growing portion of our direct consumers are choosing to transact in our retail stores rather than through our direct-to-consumer channel.

In addition to the conditions discussed above, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products. For fiscal 2009, golf rounds played decreased 0.6% compared to fiscal 2008.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.2% in fiscal 2009 from 33.7% in fiscal 2008. Consolidated gross profit increased 0.5%, as a percentage of net revenues, due to an increase of 0.6%, as percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses, and an increase of 0.2%, as a percentage of net revenues, due to more gift card promotions in the prior year, while there was minimal activity in the current year. The increase in gross margin percentage of net revenues was partially offset by a 0.3% decrease in vendor allowances.

Selling, general and administrative. Selling, general and administrative expense decreased 6.1% to $117.2 million in fiscal 2009 from $124.8 million in fiscal 2008. In fiscal 2009, we continued to reduce expenses in both our retail and direct-to-consumer channels in the areas of advertising, salaries and related benefit costs as part our ongoing efforts to better align fixed costs with the decrease in sales. As a percentage of net revenues, selling, general and administrative expense increased to 34.7% in fiscal 2009 from 32.9% in fiscal 2008. The increase in selling, general and administrative expense, as a percentage of net revenues, of 1.8% primarily relates to sales decreasing at a faster rate than operating expenses, principally salaries and related benefits, as well as $0.4 million of non-recurring litigation settlement costs and $0.5 million of severance to our former Chief Financial Officer recorded in fiscal 2009. This increase in selling, general and administrative expenses, as a percentage of net revenue, was partially offset by a decrease in advertising and promotional expense resulting from a change in our overall marketing strategy as well as $1.9 million of non-recurring charges incurred in fiscal 2008.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses increased to $0.4 million in fiscal 2009 from $0.3 million in fiscal 2008. The increase in store pre-opening / closing expenses is primarily due to the openings of our Palm Desert, California store in January 2009 and Irvine, California store in December 2009. In fiscal 2008, the store pre-opening / closing expenses primarily relate to the opening of our Palm Desert, California store in January 2009.

Impairment of long-lived assets. We recorded no expense for impairment of our long-lived assets in fiscal 2009. In fiscal 2008, we recorded a non-cash charge of $0.3 million related to the impairment of fixed assets at one of our existing stores.  (See Note 1 to our audited consolidated financial statements).

Interest expense. Interest expense consists of interest expense incurred on borrowings under our credit facility. In fiscal 2009, interest expense decreased by 54.7% to $1.3 million from $2.9 million in fiscal 2008. As a percentage of net revenues, interest expense decreased to 0.4% from 0.8%. The decrease in interest expense is primarily due to a decrease in the average balances outstanding, and to a lesser extent decreasing interest rates.

Other income (expense), net. Other income (expense), net includes realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income. Other income (expense), net decreased by 59.7% to $0.1 million in fiscal 2009 from $0.2 million in fiscal 2008. The decrease is primarily due to a one-time settlement in connection with the Visa Check/MasterMoney Antitrust Litigation in fiscal 2008, which is partially offset by gains from exchange rate variances in fiscal 2009.

Income tax expense. During fiscal 2009 and fiscal 2008, we recorded $0.2 million and $0.1 million of income tax expense, respectively, on pre-tax loss of approximately $3.4 million and $0.4 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 9 to our audited consolidated financial statements for further discussion of the methods used to compute our income tax expense in each fiscal year.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2009 and fiscal 2008 . The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal 2009				Fiscal 2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net revenues	$68,792,904	$114,796,870	$90,586,270	$63,849,644	$79,235,496	$129,994,600	$101,701,696	$67,840,305
Gross profit	22,770,466	40,077,484	30,976,184	21,664,897	27,159,890	44,684,485	34,932,856	20,860,632
Operating income (loss)	(5,395,689)	8,252,169	1,416,110	(6,393,227)	(5,204,088)	10,435,770	3,687,723	(6,595,254)

Net income (loss)	(5,126,313)	6,781,704	1,099,631	(6,299,637)	(5,442,999)	8,571,422	2,843,083	(6,487,117)

Comparable store sales percentage change	-11.6%	-9.5%	-8.5%	0.9%	-8.4%	0.5%	-4.6%	-17.3%

Net revenues as a percentage of full year results	20.4%	33.9%	26.8%	18.9%	20.9%	34.3%	26.9%	17.9%

As a result of the seasonal fluctuations in our business, we experience a concentration of sales in the period leading up to and during the warm weather golf season, as well as the December holiday gift-giving season. The increase in sales during these periods have historically contributed a greater percentage to our annual net revenues and annual net operating income (loss) than other periods in our fiscal year. Our net revenues have historically been highest during the second and third quarters of each year, because of increased sales during the warm weather golf season. Also, our operating profit in our off-season quarters may be even lower because we make decisions regarding merchandise well in advance of the season in which it will be sold, and incur significant additional expenditures leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing out catalogs, advertising, creating in-store promotions and hiring additional employees.

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

Liquidity and Capital Resources

As of January 2, 2010, our primary source of liquidity consisted of cash totaling $0.7 million and $16.1 million of available borrowings under our credit facility which is more fully described in Note 4 to our audited consolidated financial statements. As of January 2, 2010, we had outstanding debt obligations under our credit facility of $36.0 million.

Historically, cash flows generated from operations and our borrowing capacity under our credit facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, store retrofits, advertising and other capital expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. In fiscal 2010, we anticipate incurring approximately $11.0 million in capital expenditures, net of tenant improvement allowances, related primarily to four new store openings, various store remodels and investments in our information technology infrastructure. However, our capital expenditures will depend on our ability to generate sufficient cash flows from operations as well as available borrowings under our line of credit.

If cash generated from operations and available borrowings under our credit facility are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. If cash from operations and cash available under our credit facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our credit facility expires in June 2011.

Cash Flows

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009

Net cash provided by operating activities	$22,655,233	$3,043,317
Net cash used in investing activities	(8,929,476)	(5,229,292)
Net cash provided by (used in) financing activities	(15,708,223)	972,026
Effect of exchange rate changes on cash	23,655	(156,341)
Change in cash	$(1,958,811)	$(1,370,290)

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $22.7 million of cash in fiscal 2009 as compared to $3.0 million in fiscal 2008. The increase in cash provided by operating activities during fiscal 2009 as compared to fiscal 2008 is primarily due to lower inventory levels as we were buying closer to need in fiscal 2009 as compared to the prior year, increases in our accounts payable balances due to extended payment terms with our vendors that were initiated in the fourth quarter of fiscal 2008, and increases in our deferred rent liabilities resulting primarily from cash received related to landlord-funded tenant improvements.

Investing Activities

Cash used in investing activities is used to build new stores, remodel or relocate existing stores, purchase information technology and capital expenditures for distribution facilities and corporate headquarters. Investing activities used $8.9 million of cash in fiscal 2009 and $5.2 million in fiscal 2008. The increase in cash used in fiscal 2009 as compared to fiscal 2008 was driven by the opening of two new stores and two relocations in fiscal 2009. There were no new store openings in fiscal 2008.

Financing Activities

Financing activities used $15.7 million of cash in fiscal 2009 and provided $1.0 million of cash in fiscal 2008. The cash used and provided in financing activities primarily relates to net principal payments and borrowings on our credit facility.

Indebtedness

As of January 2, 2010, we had approximately $36.0 million in aggregate indebtedness outstanding and $16.1 million in available borrowings under our credit facility, after giving effect to all reserves. As of January 3, 2009, we had $51.7 million of outstanding borrowings under our credit facility and $5.9 million of borrowing availability after giving effect to all reserves.

Our credit facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The credit facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 to our audited consolidated financial statements), among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of January 2, 2010, we were in compliance with all applicable covenants. See Note 4 to our audited consolidated financial statements for further discussion of the terms of our credit facility.

Borrowings under our credit facility typically increase as working capital requirements increase in anticipation of peak selling periods in late spring and in advance of the December holiday gift-giving season, and then decline following these periods. In the event sales results are less than anticipated and our working capital requirements remain constant, the amount available under our credit facility may not be adequate to satisfy our needs. If this were to occur, we may not succeed in obtaining additional financing in sufficient amounts, if at all, and/or on acceptable terms.

Contractual Obligations

We leased 73 of the 74 stores that we were operating at January 2, 2010. The following table of our contractual obligations at January 2, 2010, summarizes the aggregate effect that our lease, credit facility and purchase obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1 -3 Years	4 - 5 Years	Years
Operating leases, net (1)	$148,639,213	23,078,414	$46,330,140	$37,947,471	$41,283,188
Credit facility (2)	36,000,000	546,198	35,453,802	—	—
Interest requirements (3)	1,395,409	949,400	446,009	—	—
Purchase obligations (4)	8,645,579	7,638,135	959,654	47,790	—
Total	$194,680,201	$32,212,146	$83,189,605	$37,995,261	$41,283,188

(1)          Includes future minimum lease payments and sublet rental income.

(2)          Pursuant to the terms of our credit facility, we will be required to pay $0.6 million of outstanding borrowings under that facility in the first quarter of fiscal 2010 from excess cash flow generated in fiscal 2009, as defined in the credit agreement governing that facility. The above table does not reflect future excess cash flow prepayments, if any, that may be required under the credit facility.

(3)          The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our credit facility at January 2, 2010.

(4)          Consists of minimum royalty payments, services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. This item also includes eight quarterly installments totaling $1.75 million for the purchase of an exclusive perpetual license in and to certain MacGregor trademarks beginning in May 2010 (see Note 5 to our audited consolidated financial statements).

We are a guarantor with respect to certain lease obligations associated with a store lease that was previously assigned to a third party. The lease, which includes potential extensions to 2027, has future minimum lease payments of $0.3 million, $0.3 million and $0.2 million for fiscal years 2010, 2011 and 2012, respectively, which we expect to be fully offset by payments from the existing tenant. In addition, we are liable for other expenses related to the above lease, such as property taxes and common area maintenance, which are also payable by the existing tenant. Potential liabilities related to these guarantees are subject to certain defenses by us. We believe that the risk of significant loss from the guarantees of these lease obligations is remote.

After our 2009 fiscal year end, we signed leases for properties in Brea, California, Milwalkee, Wisconson and Naples, Florida for the opening of three retail stores in fiscal 2010.

Off-Balance Sheet Arrangements

As of the end of fiscal 2009, we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty. We have chosen accounting policies that we believe are appropriate to report accurately and fairly (in accordance with Generally Accepted Accounting Principals), our operating results and financial position, and we apply those accounting policies in a consistent manner. We believe that the following accounting policies are the most critical in the preparation of our audited consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Product Return Reserves

Our return policy generally allows our customers to return purchased products for a refund or in exchange for new products within 30 days of receipt. We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. We record reserves as a percentage of gross revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. Returns reserve expense, net, recorded in our audited consolidated statement of operations was 3.2% in each of fiscal 2009 and fiscal 2008. We routinely compare actual experience to current reserves and make any necessary adjustments.

A 10% change in our product returns reserve liability at January 2, 2010, would have affected net loss by approximately $0.07 million in fiscal 2009.

Inventory Valuation

Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, both direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the weighted-average method. We write down inventory value for damaged, obsolete, excess and slow-moving condition and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our results of operation and financial position.

On a monthly basis, we write-down inventory for estimated shrinkage based on management’s estimates and record as a percentage of net revenues at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the audited consolidated statements of operations for fiscal 2009 and fiscal 2008 was 0.8% and 0.7% of net revenues, respectively. Inventory shrinkage expense recorded in each fiscal year is the result of inventory shrink loss for the respective period, including the results of physical inventory cycle counts made during each period.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete or inventory loss reserves during the past two fiscal years.

A 10% difference in our actual total inventory reserves at January 2, 2010, would have affected net loss by approximately $0.2 million.

Vendor Allowances Receivable

We establish a receivable and reduce inventory cost or advertising expense for income generated from vendor-sponsored programs, or vendor allowances, that is earned but not yet received from our vendors, which we calculate based on provisions of the programs in place. Due to the complexity of the individual agreements with vendors, we perform detailed analysis and review historical trends to determine an appropriate level for the vendor allowances receivable. Our receivable for vendor allowances at January 2, 2010 and January 3, 2009 was $2.6 million and $3.1 million, respectively, which is included in other current assets in our audited consolidated balance sheets.  Our vendor allowances receivable contains uncertainties because the calculation requires management to make assumptions and to apply judgment regarding a number of factors, including our ability to collect amounts due from vendors and in interim periods requires management to estimate future inventory purchases.  We have not made any material changes in the accounting methodology used to establish our vendor allowances receivable during the past three fiscal years. A 10% difference in our estimate of our ability to collect vendor allowances at January 2, 2010, would have affected net loss by approximately $0.3 million.

Stock-Based Compensation

We calculate and record compensation expense over the estimated service period in our audited consolidated statements of operations based on the calculated fair values of the related awards at the time of issuance or modification. We have used the Black-Scholes option pricing model to estimate the fair value of stock options and stock awards granted. This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In both fiscal 2009 and fiscal 2008, we have calculated volatility based on an equal 50% combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted.  We believe the calculated basis for expected volatility provides a more reasonable measurement of our expected future volatility rate than using solely the three years of historic trading value of our shares. The expected term utilized is calculated based on the average of the remaining vesting term and the remaining contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

In addition, we estimate potential forfeitures of stock grants and adjust compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Long-lived and Intangible Assets

We evaluate our long-lived assets, which include our property and equipment and our definite-lived intangible asset (which is our customer database), for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. We recorded no expense for impairment of our long-lived assets in fiscal 2009.  In fiscal 2008, we recorded a non-cash charge of $0.3 million related to the impairment of fixed assets at one of our stores.

We assess the carrying value of our indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired.  Our indefinite-lived intangible assets include our trade name and trademarks. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If their carrying amount exceeds their estimated fair value, an impairment loss shall be recognized in an amount equal to that excess. We base our measurement of fair value of indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands and the appropriate royalty rate.  We combine our trademarks into a single unit of account for purposes of testing impairment for the following reasons:  (1) we believe that utilizing our proprietary brands as a group represents the highest and best use of the assets and (2) our marketing and branding strategies indicate that our trademarks are complementary as they have similar useful lives.  In the fourth quarters of fiscal 2009 and fiscal 2008, we performed our annual impairment test for our indefinite-lived intangible assets and determined that they were not impaired.

Factors that are considered by management in assessing for impairments include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. To the extent these future projections or our strategies change, our estimates regarding impairment may differ from our current estimates and such differences may be material.

Store Closure Costs

In the month we close a store, we recognize an expense related to the future lease obligation net of estimated sublease rental income and any contractual lease buyouts directly related to the associated store closure.  Store closure costs also include severance costs and other liabilities.  We are required to make judgments about these exit costs.  The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

We closed one store in fiscal 2009 and two stores in fiscal 2008, all of which had expiring leases in the year closed. We did not record any material store closure costs due to these closures.  We have made no decisions to close any stores in fiscal 2010, however, we continue to evaluate our current locations and determine store closures based on a variety of criteria such as expected store profitability, competition and local demographic characteristics.

Operating Leases

Other than our Austin campus, which we own, we have entered into operating leases for our retail locations. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of gross sales in excess of specified levels, as defined in the respective lease agreements. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the leases to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of gross sales lease provisions when we determine it is probable that the specified levels will be reached during any given period. We record initial direct costs incurred to affect a lease in other long-term assets and amortize these costs on a straight-line basis over the lease term beginning with the date we take possession of the leased space.

Income Taxes

A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. At January 2, 2010, we recorded a full valuation allowance against all but an immaterial amount of our accumulated net deferred tax assets of $20.9 million due to the uncertainties regarding the realization of deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. We had $0.09 million of unrecognized tax benefits at January 2, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or the Codification. The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles, or GAAP. The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and we adopted the Codification during the three months ended October 3, 2009.

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

In April 2009, the FASB issued authoritative guidance regarding the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The new guidance provides for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity.  Additionally, the new guidance identifies circumstances that indicate a transaction is not orderly. The new guidance requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs.   The guidance is effective for interim

and annual reporting periods ending after June 15, 2009, and is to be applied prospectively.  The adoption of the guidance did not have a material impact on our results of operations or financial position.

In June 2009, the FASB issued guidance which amends previously issued guidance on variable interest entities.  This new guidance prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model previously prescribed.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. The new guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on our results of operations or financial position. We are currently evaluating the impact of the new guidance as it relates to the expected transfer of 50% ownership of MacGregor Corp in May 2012.   See Item 1 “Business” included in this Form 10-K for more information on the MacGregor transaction.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Golfsmith International Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended January 2, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Golfsmith International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended January 2, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at January 2, 2010 and January 3, 2009 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

February 25, 2010

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 2,	January 3,
	2010	2009
ASSETS
Current assets:
Cash	$696,198	$2,655,009
Receivables, net of allowances of $220,733 and $131,065 at January 2, 2010 and January 3, 2009, respectively	1,949,411	1,597,486
Inventories	77,991,098	90,499,949
Prepaid expenses and other current assets	6,997,093	9,288,142
Total current assets	87,633,800	104,040,586

Property and equipment, net	56,475,787	56,882,944
Intangible assets, net	25,945,699	26,168,897
Other long-term assets	1,076,592	1,151,737
Total assets	$171,131,878	$188,244,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,631,842	$34,920,442
Accrued expenses and other current liabilities	19,491,865	20,531,163
Total current liabilities	54,123,707	55,451,605

Deferred rent liabilities	13,412,548	11,078,000
Long-term debt	36,000,000	51,708,222
Total liabilities	103,536,255	118,237,827

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at each January 2, 2010 and January 3, 2009; and 15,777,185 shares issued and outstanding at each January 2, 2010 and January 3, 2009	15,778	15,778

Preferred stock —$.001 par value; 10,000,000 shares authorized at each January 2, 2010 and January 3, 2009; no shares issued and outstanding	—	—
Deferred stock units —$.001 par value; 314,998 and 254,998 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	315	255

Additional paid-in capital	124,042,392	123,245,789
Accumulated other comprehensive loss	(153,609)	(490,847)
Accumulated deficit	(56,309,253)	(52,764,638)
Total stockholders’ equity	67,595,623	70,006,337

Total liabilities and stockholders’ equity	$171,131,878	$188,244,164

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009
Net revenues	$338,025,688	$378,772,097
Cost of products sold	222,536,657	251,134,234
Gross profit	115,489,031	127,637,863

Selling, general and administrative	117,183,115	124,774,549
Store pre-opening / closing expenses	426,553	254,934
Impairment of long-lived assets	—	284,229
Total operating expenses	117,609,668	125,313,712

Operating income (loss)	(2,120,637)	2,324,151

Interest expense	(1,306,881)	(2,885,301)
Interest income	2,256	9,553
Other income (expense), net	63,497	157,376

Loss before income taxes	(3,361,765)	(394,221)

Income tax expense	(182,850)	(121,390)
Net loss	$(3,544,615)	$(515,611)

Net loss per common share - basic	$(0.22)	$(0.03)
Net loss per common share - diluted	$(0.22)	$(0.03)

Basic weighted average common shares outstanding	16,069,601	15,970,581
Diluted weighted average common shares outstanding	16,069,601	15,970,581

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Restricted or			Other		Total
	Common Stock		Deferred Stock Units		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in-Capital	Loss	Deficit	Equity

Balance at December 29, 2007	15,777,145	15,778	41,189	41	122,125,565	346,259	(52,249,027)	70,238,616

Net loss	—	—	—	—	—	—	(515,611)	(515,611)
Foreign currency translation adjustments	—	—	—	—	—	(837,106)	—	(837,106)
Comprehensive loss								(1,352,717)
Stock-based compensation	—	—	—	—	589,316	—	—	589,316
Issuance of shares to third-party vendors	40	—	—	—	40	—	—	40
Issuance of deferred stock units	—	—	213,809	214	530,868	—	—	531,082
Balance at January 3, 2009	15,777,185	$15,778	254,998	$255	$123,245,789	$(490,847)	$(52,764,638)	$70,006,337

Net loss	—	—	—	—	—	—	(3,544,615)	(3,544,615)
Foreign currency translation adjustments	—	—	—	—	—	337,238	—	337,238
Comprehensive loss								(3,207,377)
Stock-based compensation	—	—	—	—	723,463	—	—	723,463
Issuance of deferred stock units	—	—	60,000	60	73,140	—	—	73,200
Balance at January 2, 2010	15,777,185	$15,778	314,998	$315	$124,042,392	$(153,609)	$(56,309,253)	$67,595,623

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009

Operating Activities
Net loss	$(3,544,615)	$(515,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,544,004	8,851,491
Provision for bad debt expense	264,896	175,179
Amortization of intangible assets	378,198	377,690
Amortization of debt issue costs	164,160	164,160
Stock-based compensation	796,663	1,120,478
Loss on disposal of assets	125,318	10,251
Loss on impairment of long-lived assets	—	284,229

Change in operating assets and liabilities:
Accounts receivable	(515,845)	(452,348)
Inventories	8,027,989	6,647,749
Prepaids and other current assets	2,307,780	1,174,623
Other assets	(189,332)	109,649
Accounts payable	4,395,728	(12,965,570)
Accrued expenses and other current liabilities	(1,434,259)	(2,377,395)
Deferred rent	2,334,548	438,743
Net cash provided by operating activities	22,655,233	3,043,318

Investing Activities
Purchases of property and equipment	(8,929,476)	(5,229,293)
Net cash used in investing activities	(8,929,476)	(5,229,293)

Financing Activities
Principal payments on borrowings	(128,824,019)	(167,148,560)
Proceeds from borrowings	113,115,796	168,120,546
Proceeds from issuance of shares of common stock	—	40
Net cash provided by (used in) financing activities	(15,708,223)	972,026

Effect of exchange rate changes on cash	23,655	(156,341)

Change in cash	(1,958,811)	(1,370,290)
Cash, beginning of period	2,655,009	4,025,299

Cash, end of period	$696,198	$2,655,009

Supplemental cash flow information:
Interest payments	$1,605,966	$3,079,787
Income tax payments (1)	$365,681	$1,405,720

(1) The fiscal 2008 income tax cash payments includes $0.7 million in tax overpayments related to fiscal 2008.

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

The accompanying audited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”) and its subsidiaries. The Company has no operations nor does it have any assets or liabilities other than its investment in Golfsmith. Accordingly, these audited consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.  The Company has evaluated subsequent events through the time and date of filing of these financial statements.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature.  The carrying value of the Company’s credit facility at January 2, 2010 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

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

Impairment of Long-Lived and Intangible Assets

The Company evaluates its long-lived assets, which include its property and equipment and definite-lived intangible asset, its customer database, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated realizable fair value in the period in which the determination is made.  The Company recorded no expense for impairment of its long-lived assets in fiscal 2009.  In fiscal 2008, the Company recorded a non-cash charge of $0.3 million related to the impairment of fixed assets at one its existing stores.

The Company assesses the carrying value of its indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired.  The Company’s indefinite-lived intangible assets consist of its trade name and trademarks.  The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If their carrying amount exceeds their estimated fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company bases its measurement of fair value of its indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands and the appropriate royalty rate.  Trademarks are combined into a single unit of account for purposes of testing impairment for the following reasons:  (1) the Company believes that utilizing its proprietary brands as a group represents the highest and best use of the assets and (2) the Company’s marketing and branding strategies indicate that its trademarks are complementary as they have similar useful lives.  In the fourth quarters of fiscal 2009 and fiscal 2008, the Company performed its annual impairment test for our indefinite-lived intangible assets and determined that they were not impaired.

Factors that are considered by management in assessing for impairments include, but are not limited to, the Company’s performance relative to its projected or historical results, its intended use of the assets and its strategy for its overall business, as well as industry and economic trends.  In the event future projections are not achieved, impairments could occur and such amounts could be material.

Revenue Recognition

The Company recognizes revenue from its retail sales channel at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card.  Revenue from catalog and Internet sales are recognized upon shipment of merchandise and any service related revenue as the services are performed. This policy is based on the following factors: (1) the customer has generally already paid for the goods with a credit card, thus minimal collectability risk exists, (2) the product has been shipped, (3) risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise, and (4) the Company records an allowance for estimated returns in the period of sale.

The Company sells gift cards in retail stores, through independent third parties, through the Internet, and through its call center in Austin, Texas.  Furthermore, customers routinely return products or trade-in used equipment and the Company issues the customer a returns credit that may be redeemed at any of the Company’s retail stores or through its website. The Company does not deduct non-usage fees from outstanding gift card or returns credit values. Revenue from the sale of gift cards and issuance of returns credits is recognized when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and the Company determines that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the used cards or credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time the Company deems the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenues in the consolidated statements of operations. In each fiscal years 2009 and 2008, the Company recognized $1.1 million in breakage revenue.

For all merchandise sales, the Company reserves for sales returns in the period of sale using estimates based on historical experience. The Company’s sales returns reserve was $0.7 million at each January 2, 2010 and January 3, 2009.

Shipping and Handling Costs

Amounts billed to customers in connection with a sales transaction related to shipping and handling, if any, are included in net revenues. Shipping and handling costs incurred by the Company are included in cost of products sold in the period incurred.

Vendor Rebates and Promotions

The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with individual suppliers and income is earned as buying levels are met and/or cooperative advertising is placed. These agreements are effective for a twelve-month period and are negotiated annually at the beginning of the calendar year.  The company entered into agreements with approximately 131 merchandise suppliers.   Rebate income is recorded as a reduction of the cost of inventory purchased from the respective supplier and is recognized as cost of products sold when the related merchandise is sold.

Cooperative promotional income received for reimbursement of incremental direct advertising costs are recorded as a reduction of selling, general and administrative expense. Any promotional income received that does not pertain to incremental direct advertising costs is recorded as a reduction to inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $5.3 million and $5.2 million 2009 and 2008, respectively.  Cooperative promotional income received and recorded as a reduction to cost of products sold was approximately $2.3 million and $3.7 million in fiscal year 2009 and 2008, respectively.  Total uncollected amounts of vendor rebates and promotional income remaining in prepaid and other current assets in the accompanying consolidated balance sheets as of January 2, 2010 and January 3, 2009 were approximately $2.3 million and $3.1 million, respectively.

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

The Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. Sublease rental income is recorded on a straight-line basis over the term of the sublease as a reduction of rent expense.  Refer to Note 5 for further discussion.

Advertising and Capitalized Catalog Costs

Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $0.3 million and $0.6 million in catalog costs capitalized at January 2, 2010 and January 3, 2009, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $9.2 million and $11.8 million in fiscal year 2009 and 2008, respectively.

Medical Self-Insurance Reserves

The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. There is stop-loss coverage for amounts in excess of $125,000 per individual per year.  If more claims are made than were estimated or if the costs of actual claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Stock-Based Compensation

The Company estimates the fair value of equity-based payment awards on the date of grant or modification using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. Determining the fair value of equity-based awards at the grant date requires judgment, with specific estimates regarding risk-free rate of return, dividend yields, volatility, expected life of the award and estimated forfeitures of awards during the service period.

Store Pre-opening/Closing Expenses

Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to opening.   Store closing expenses include costs associated with closing a store.  In the month the Company closes a store, it recognizes an expense related to the future lease obligation net of estimated sublease rental income and any contractual lease buyouts directly related to the associated store closure.  Store closure costs also include severance costs and other liabilities.  The Company is required to make judgments about these exit costs.  The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the terms of the related debt. Amortization of such costs in each fiscal years ended January 2, 2010 and January 3, 2009 totaled approximately $0.2 million

Income Taxes

The Company uses the asset and liability method to account for income taxes, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. At each period end, the Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Foreign Currency Translation

The financial statements of the Company’s international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity, and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of accumulated comprehensive income (loss). Gains and losses resulting from the revaluation of long-term intercompany receivable and payable balances are recorded in accumulated other comprehensive income.  Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the audited consolidated statements of operations and were not material for the years presented.

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

The Company maintains an allowance for estimated losses resulting from uncollectible customer receivables based on historical collection experience, age of the receivable balance, both individually and in the aggregate, and general economic conditions.

Concentrations of Foreign Suppliers

A significant portion of sales of the Company’s proprietary products are from products supplied by manufacturers located outside of the United States, primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the United States.  Further, in each of fiscal 2009 and fiscal 2008, three of the Company’s suppliers, TaylorMade-adidas, Callaway Golf and Titleist-Acushnet each individually supplied at least 10% of the Company’s consolidated purchases.

Segments

The Company has one operating segment consisting of recreational sporting goods products. The Company’s chief operating decision-maker is considered to be the chief executive officer. The chief operating decision-maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Reclassifications

Reclassifications have been made to prior year consolidated financial statements to conform to the current year presentation.  $0.2 million was reclassified from pre-opening expenses to selling, general and administrative expense related to relocation expenses incurred for a store that was relocated and continued to meet the criteria of a comparable store after its relocation.  Additionally, $1.1 million of deferred rent liabilities was reclassified to accrued expenses and other liabilities which relates to amounts scheduled to amortize to rent expense within twelve months of January 3, 2009.

These reclassifications did not affect the Company’s reported net loss or cash flows from operating, investing, or financing activities.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or, as was the case of fiscal 2008, 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks, although the fourth quarter of fiscal 2008 had 14 weeks.

Recently Issued Accounting Standards

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

In June 2009, the FASB issued guidance which amends previously issued guidance on variable interest entities.  This new guidance prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model previously prescribed.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. The new guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s results of operations or financial position. The Company is currently evaluating the impact of the new guidance as it relates to the expected transfer of 50% ownership of MacGregor Corp in May 2012.  See Note 5 for more information on the MacGregor transaction.

2. Basic and Diluted Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009
Net loss	$(3,544,615)	$(515,611)
Basic:
Weighted-average shares of common stock outstanding	15,777,185	15,777,148
Weighted-average shares of deferred common stock units outstanding	292,416	193,433
Shares used in computing basic net loss per common share	16,069,601	15,970,581
Effect of dilutive securities:
Stock options	—	—
Shares used in computing diluted net loss per common share	16,069,601	15,970,581

Basic net loss per common share	$(0.22)	$(0.03)
Diluted net loss per common share	$(0.22)	$(0.03)

Potentially dilutive securities (1)	2,985,134	2,904,937

(1) Potentially dilutive shares of common stock include outstanding stock options. The computation of dilutive shares excluded options because such outstanding options would be anti-dilutive due to the Company’s net loss in each period.

3. Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	January 2,	January 3,
	2010	2009
Amortizable intangible assets:
Customer database - gross carrying amount	$3,454,205	$3,399,205
Customer database - accumulated amortization	(2,738,757)	(2,360,559)

Total amortizable intangible assets	$715,448	$1,038,646

Indefinite-lived intangible assets:
Patents	$100,000	$—
Trade names	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251

Total indefinite-lived intangible assets	$25,230,251	$25,130,251

Intangibles assets, net	$25,945,699	$26,168,897

Total amortization expense was approximately $0.4 million in each of the fiscal years ended January 2, 2010 and January 3, 2009, and is recorded in selling, general and administrative expense in the audited consolidated statements of operations.  Our amortizable intangible asset will continue to be amortized over its useful life of 9 years.

Estimated future annual amortization expense in each of the next two years and in total is as follows:

2010	$404,934
2011	310,514
Total	$715,448

4. Debt

Credit Facility

The Company’s has a credit facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as “Administrative Agent,” Swing Line Lender and L/C Issuer (the “Administrative Agent”), GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Credit Facility”).  The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility, and a $10.0 million swing line sub facility.  On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and general corporate purposes of the Borrowers and their subsidiaries (the “Loans”).  The Credit Facility has a term of five years and expires in June 2011.

Interest Rate and Fees.  Loans outstanding under the Credit Facility bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. The Company pays an annual fee equal to 0.25% of the unused portion of its Credit Facility.

Covenants and Events of Default.  The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of January 2, 2010 and January 3, 2009, and throughout fiscal 2009 and 2008, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the credit agreement, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.   The Administrative Agent has the right to establish, modify or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.  At January 2, 2010, the Company had $36.0 million of outstanding borrowings under the Credit Facility and $16.1 million of borrowing availability after giving effect to all reserves. At January 3, 2009, the Company had $51.7 million of outstanding borrowings under its Credit Facility and $5.9 million of additional borrowing availability after giving effect to all reserves. During fiscal 2009 and 2008, the weighted average interest rate on the Company’s outstanding borrowings was 2.63% and 5.45%, respectively.

Guarantees and Collateral.  Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

The Company has no operations or any assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, including its liability under the Credit Facility. Domestic subsidiaries of Golfsmith comprise all of Golfsmith’s assets, liabilities and operations, including its liabilities under the Credit Facility. There are no restrictions on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

5. Commitments and Contingencies

Lease Commitments

The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through February 2020.  The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2019.  Rent expense, net of sublease rental income, was $22.9 million and $21.6 million for fiscal years ended January 2, 2010, and January 3, 2009, respectively.  Sublease rental income was $1.2 million and $1.9 million for fiscal years ended January 2, 2010, and January 3, 2009, respectively.

At January 2, 2010, future minimum payments due and sublease rental income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease Obligations	Sublease Rental Income

2010	24,410,317	1,331,903
2011	24,968,142	1,303,161
2012	23,928,475	1,263,316
2013	21,037,654	894,044
2014	18,477,672	673,811
Thereafter	42,639,081	1,355,893
Total	$155,461,341	$6,822,128

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant.  The guarantee provides that the Company will assume responsibility for rental payments in the event the subtenant defaults.  The amount of future rental payments as of January 2, 2010 are $0.3 million, $0.3 million and $0.2 million for 2011, 2012 and 2013, respectively.  The Company believes the probability of loss on this guarantee is remote, and therefore it has not recorded an accrual related to these payments.

After its 2009 fiscal year end, the Company signed leases for properties in Brea, California, Milwalkee, Wisconson and Naples, Florida for the opening of three retail stores in fiscal 2010.

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

On May 20, 2009, the Company entered into a license agreement with MacGregor Golf Company, or MacGregor.  Per the terms of the license agreement, the Company obtained an exclusive perpetual license in and to certain MacGregor® trademarks throughout the United States, Canada, Europe, Africa and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010.  Ownership of these trademarks will transfer to the Company three years from the effective date of the license agreement, at which time the Company will also obtain a 50% ownership interest in MacGregor Corp., a non-operating holding entity that licenses certain trademarks to MacGregor.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a class action lawsuit in the California Superior Court in Orange County against the Company asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code.  The Company plans to vigorously defend all allegations and believes the claims are without merit.  It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of this matter.

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

6. Balance Sheet Components

	January 2,	January 3,
	2010	2009

Property and equipment, net:
Land and buildings	$22,396,840	$22,263,200
Equipment, furniture and fixtures	44,544,461	34,437,845
Leasehold improvements and construction in progress	42,957,418	39,081,298
	109,898,719	95,782,343
Less: accumulated depreciation and amortization	(53,422,932)	(38,899,399)
	$56,475,787	$56,882,944

Accrued expenses and other current liabilities:
Gift cards and returns credits	$9,714,057	$9,747,662
Taxes	4,202,092	3,969,887
Salaries and benefits	1,969,766	2,603,979
Deferred rent	1,565,628	1,131,786
Allowance for returns reserve	705,948	705,002
Interest	32,856	480,390
Other	1,301,518	1,892,457
	$19,491,865	$20,531,163

7. Benefit Plans

In 1998, the Company approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Historically, the Company had made a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year.  Beginning in April 2009, the Company’s matching contributions became discretionary and dependant on certain pre-defined performance targets.  The Company contributed approximately $0.1 million and $0.5 million in fiscal years ended January 2, 2010 and January 3, 2009, respectively.

8. Stockholders’ Equity and Stock-Based Compensation

Capital Stock

At January 2, 2010, the Company had reserved the following shares of capital stock for issuance:

Shares

Stock options	3,723,680
Deferred stock units	314,998
Preferred stock	10,000,000
Additional authorized common shares	80,184,137

Total unissued authorized common shares	94,222,815

At the end of fiscal 2009, there were no shares of preferred stock outstanding.

Stock Compensation Plans

2002 Incentive Stock Plan

In October 2002, the Company adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of the Company’s common stock (“options”), stock appreciation rights and restricted stock grants. Prior to the adoption of the 2006 Incentive Compensation Plan discussed below, the total number of shares of common stock that could be issued under the 2002 Plan was 2,850,000.  Each option previously granted under the 2002 Plan remains outstanding subject to its terms.  The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant and options generally vest over a period of five years with the term of each option no more than ten years from the date of grant.  There were 0.5 million options outstanding under the 2002 Plan at each of January 2, 2010 and January 3, 2009.

2006 Incentive Compensation Plan

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, certain employees, members of the Board and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. The total number of shares of common stock that could originally be issued under the 2006 Plan was 1.8 million.  On May 5, 2009, the stockholders of the Company approved the First Amendment to the 2006 Plan (the “Amendment”), which increased the number of shares of common stock that may be issued under the 2006 Plan from 1.8 million to 3.3 million.  The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant, options generally vest over a period of five years, and the term of each option is no more than ten years from the date of grant.  There were 2.5 million and 2.4 million options outstanding under the 2006 Plan at January 2, 2010 and January 3, 2009, respectively.

Non-Employee Director Compensation Plan

In August 2006, the Company adopted the Non-Employee Director Compensation Plan.  In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of deferred stock units (“DSUs”) to members of our Board of Directors. Each DSU represents the equivalent of one share of the Company’s common stock, vests immediately on the date of grant and is exercisable upon a Director’s completion of Board service.  DSUs granted are issuable and included in the total number of shares reserved for issuance under the 2006 Plan.

A summary of our non-vested deferred stock units as of January 2, 2010 and January 3, 2009 and changes during the years then ended is presented below:

Nonvested DSUs	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 29, 2007	—	$—
Granted	213,809	2.48
Vested	(213,809)	2.48
Forfeited	—	—
Nonvested at January 3, 2009	—	—
Granted	60,000	1.22
Vested	(60,000)	1.22
Forfeited	—	—
Nonvested at January 2, 2010	—	$—

The Company recorded $0.1 million and $0.5 million of stock based compensation expense in fiscal years 2009 and 2008, respectively, related to DSU grants, equal to the calculated fair value of the DSU on the date of grant.

Accounting for Stock-based Compensation

The Company records compensation expense on a straight-line basis over the requisite service (vesting) period in its audited consolidated statements of operations based on the calculated fair value of share-based awards at the time of issuance or modification. The Company calculates the fair value of option awards using the Black-Scholes option pricing model. This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued during fiscal 2009 and fiscal 2008, the Company based its expected volatility on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time which are equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the three years of historic trading value of the Company’s own stock.  The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of stock option awards granted during fiscal years 2009 and 2008 was estimated using the following weighted-average assumptions:

	January 2, 2010	January 3, 2009
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	68.4% - 68.5%	59.7% - 68.6%
Risk-free interest rate	2.6% - 3.0%	2.9% - 4.0%
Expected option life (in years)	6.5	6.5

We recorded non-cash compensation expense of $0.7 million and $0.6 million in selling, general and administrative expense related to stock option awards in fiscal years 2009 and 2008, respectively.

On May 15, 2009, the Company’s Compensation Committee and Board approved the grant of options to purchase shares of the Company’s common stock to Sue E. Gove pursuant to the terms of her employment agreement.  Ms. Gove obtained 100,000 options to purchase the Company’s common stock at an exercise price of $1.13 per share.  Ms. Gove’s options vest evenly over a period of five years.

A summary of the Company’s stock option activity and related information for options issued under the 2006 Plan and the 2002 Plan for fiscal years ended January 2, 2010 and January 3, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at December 29, 2007	1,255,562	$7.59	7.5	—

Granted	2,001,000	2.30
Forfeited	(351,625)	6.31
Exercised	—	—

Outstanding at January 3, 2009	2,904,937	$4.10	8.4	$—

Granted	409,750	$1.43
Forfeited	(329,553)	4.28
Exercised	—	—

Outstanding at January 2, 2010	2,985,134	$3.71	7.7	$342,158

Exercisable at January 2, 2010	1,008,316	$5.72	6.2	$6,380
Vested / expected to vest at January 2, 2010	2,952,866	$3.72	7.7	$325,488

The weighted-average calculated fair value for stock options granted during fiscal years 2009 and 2008 was $0.92 and $1.51 per share, respectively.  No options were exercised in either fiscal 2009 or 2008. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The Company had approximately $2.6 million of unrecognized compensation costs related to stock options issued under the 2006 Plan and the 2002 Plan at January 2, 2010, that are expected to be recognized over a weighted-average period of 3.5 years.

9. Income Taxes

Significant components of the income tax provision attributable to continuing operations are as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009
Current:
Federal	$(41,942)	$(32,460)
State	327,537	88,279
Foreign	(25,442)	65,571
Total current	260,153	121,390

Deferred:
Federal	27,703	—
State	—	—
Foreign	(105,006)	—
Total deferred	(77,303)	—

Income tax provision	$182,850	$121,390

The Company’s provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate to loss from continuing operations before taxes as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009
	%	%
Income tax at U.S. statutory rate	(34.0)	(34.0)
State taxes, net of federal income tax	8.7	16.9
Change in apportioned state tax rates	(7.3)	—
Permanent differences and other	2.5	17.0
Change in valuation allowance	35.5	30.9

Income tax provision	5.4	30.8

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at January 2, 2010 and January 3, 2009 are as follows:

	January 2, 2010	January 3, 2009
Deferred tax assets:
Current deferred tax assets
Inventory basis	$1,360,503	$1,655,464
Reserves and allowances	1,835,916	2,017,450
Gross current deferred tax assets	3,196,419	3,672,914
Valuation allowance	(3,148,016)	(3,579,208)
Net current deferred tax assets	48,403	93,706

Noncurrent deferred tax assets
Depreciable/amortizable assets	7,010,380	9,745,319
Accruals and other	5,940,271	4,688,680
Net operating loss carryforwards	4,752,248	1,684,995
Gross noncurrent deferred tax assets	17,702,899	16,118,994
Valuation allowance	(17,331,408)	(15,707,753)
Net noncurrent deferred tax assets	371,491	411,241

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(314,886)	(477,244)
Net current deferred tax liabilities	(314,886)	(477,244)

Net current deferred tax assets (liabilities)	(266,483)	(383,538)

Net noncurrent deferred tax assets (liabilities)	$371,491	$411,241

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the fiscal year ended January 2, 2010, the valuation allowance increased by $1.2 million.

As of January 2, 2010, the Company had remaining federal net operating loss carryforwards of $10.0 million that will begin expiring in 2025 if not utilized and federal tax credit carryovers of approximately $1.1 million that will begin expiring in 2015 if not utilized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The tax years 2006 through 2009 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.

The Company adopted guidance on accounting for uncertainty in income taxes in the first quarter of fiscal 2007.  As a result of the adoption, the Company recognized an increase in the liability for uncertain tax positions in the amount of $92,500, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings.  There were no changes to the tax liability during fiscal 2009.  The Company expects the unrecognized tax benefit liability to decrease to zero at the end of fiscal year 2010, as the period of inquiry will have expired related to the late-filed 2000 - 2003 foreign tax returns.  The amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $92,500.

Balance at January 3, 2009	$92,500
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at January 2, 2010	$92,500

In the event the Company has unrecognized tax benefits, the Company will recognize related accrued interest and penalties as income tax expense.

10. Foreign and Domestic Operations

The Company operates in foreign and domestic regions. Information about these operations is presented below:

	Fiscal Year Ended
	January 2, 2010	January 3, 2009
Net Revenues:
North America	332,069,220	372,440,416
International	5,956,468	6,331,681

Operating income (loss):
North America	(2,593,111)	1,689,353
International	472,474	634,798

Income (loss) before income taxes:
North America	(3,843,982)	(1,048,684)
International	482,217	654,463

	As of the period ended
	January 2, 2010	January 3, 2009
Identifiable assets:
North America	170,425,853	186,147,940
International	706,025	2,096,224

11. Related Party Transactions

The Company had previously recorded a related party receivable and offsetting liability of approximately $1.5 million related to estimated state taxes owed and related interest on those past due amounts (the “State Taxes and Interest Owed”). The State Taxes and Interest Owed relate to periods prior to the acquisition by the Company  of Golfsmith in 2002. The individuals that were stockholders of Golfsmith (the “Selling Stockholders”), agreed to reimburse the Company for all State Taxes and Interest Owed.  In May, 2008, the Company received $1.2 million from the Selling Stockholders for the State Taxes and Interest Owed.  In turn, the Company filed the amended tax returns and paid the related State Taxes and Interest Owed of $1.2 million, as well as associated penalties of $0.2 million. The Company does not expect to incur any additional liabilities or expense related to this matter in future periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of its internal control over financial reporting. Based on this evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of January 2, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

During the fiscal year ended January 2, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers, and Corporate Governance

The information required in response to this Item is contained under the captions, “Proposals Submitted for Stockholder Vote — Proposal 1 — Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” “Director Nomination Process” and “Committees of the Board of Directors — Audit Committee” in our Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 11. Executive Compensation

The information required in response to this Item is contained under the captions, “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in our Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item is contained under the captions, “Equity Compensation Arrangements” and “Security Ownership by Directors, Executive Officers and Owners of more than Five Percent of our Common Stock” in our Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item is contained under the captions, “Certain Transactions” and “Independence of Directors” in our Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement. This portion of the Proxy Statement is hereby incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)         Audited Consolidated Financial Statements: See Index to Audited Consolidated Financial Statements in Item 8.

(2)         Supplementary Financial Statement Schedules: No schedules are required.

(3)         Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-132414	3.2	June 1, 2006

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-52041	3.1	November 2, 2007

4.1	Specimen of Common Stock Certificate of the Registrant	S-1	333-132414	4.1	June 1, 2006

10.1*	Employment Agreement, dated as of June 13, 2008, between the Registrant and Martin E. Hanaka	8-K	000-52041	10.1	June 18, 2008

10.2*	Notice of Option Grant to Martin E. Hanaka, dated as of June 13, 2008	8-K	000-52041	10.2	June 18, 2008

10.3*	Employment Agreement, dated as of September 29, 2008, between the Registrant and Sue E. Gove	8-K	000-52041	10.3	September 29, 2008

10.4*	Notice of Option Grant to Sue E. Gove, dated as of September 29, 2008	8-K	000-52041	10.4	September 29, 2008

10.5*	Amended and Restated Employment Agreement, dated as of May 30, 2006, between Golfsmith International, Inc. and Virginia Bunte	S-1	333-132414	10.22	June 1, 2006

10.7*	2006 Incentive Compensation Plan	S-1	333-132414	10.27	June 1, 2006

10.8*	2002 Incentive Stock Plan	S-4	333-101117	10.16	April 4, 2003

10.9*	Severance Plan	10-Q	000-52041	10.7	November 6, 2008

10.10*	Non-Employee Director Compensation Plan	8-K	000-52041	10.1	August 29, 2007

10.11*	Form of Deferred Stock Unit Award Agreement	8-K	000-52041	10.3	August 25, 2006

10.12*	Form of Notice of Deferred Stock Unit Grant	8-K	000-52041	10.2	August 25, 2006

10.13*	Annual Management Incentive Program	8-K	333-101117	10.1	August 30, 2005

10.14*	Form Individual Notice of Award	8-K	333-101117	10.2	August 30, 2005

10.15	Management Rights Agreement	S-1	333-132414	10.34	June 1, 2006

10.16	Amended and Restated Credit Agreement, dated June 20, 2006, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers, the Registrant and the subsidiaries of the Registrant identified therein as credit parties, General Electric Capital Corporation, as administrative agent, swing line lender and L/C issuer, GE Capital Markets, Inc., as sole lead arranger and bookrunner, and the financial institutions from time to time parties thereto	8-K	000-52041	99.1	June 26, 2006

10.17	First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.2	October 2, 2007

10.18	Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.18	October 2, 2007

10.19	Intellectual Property License Agreement	8-K	000-52041	10.1	May 22, 2009

10.20*	Form Confidentiality, Intellectual Property and Non-Compete Agreement	8-K	000-52041	10.1	October 2, 2009

10.21*	Amendment to the Non-Employee Director Compensation Plan	10-Q	000-52041	10.19	July 30, 2009

10.22*	Martin Hanaka Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.1	December 29, 2009

10.23*	Sue Gove Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.2	December 29, 2009

14.1	Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.1	April 1, 2005

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees (filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.2	April 1, 2005

21.1	Subsidiaries of the Registrant	10-K	000-52041	21.1	March 6, 2008

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin Hanaka					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Virginia Bunte					X

32.1	Certification of Martin Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	MARTIN E. HANAKA	Chairman and Chief Executive Officer	February 25, 2010
	Martin E. Hanaka	(Principal Executive Officer)

/s/	SUE E. GOVE	Executive Vice President, Chief Operating Officer and Chief	February 25, 2010
Financial Officer
	Sue E. Gove	(Principal Financial and Accounting Officer)

/s/	THOMAS BERGLUND	Director	February 25, 2010
Thomas Berglund

/s/	JAMES GROVER	Director	February 25, 2010
James Grover

/s/	EMILIO S. PEDRONI	Director	February 25, 2010
Emilio S Pedroni

/s/	THOMAS G. HARDY	Director	February 25, 2010
Thomas G. Hardy

/s/	JAMES LONG	Director	February 25, 2010
James Long

/s/	ROBERTO BUARON	Director	February 25, 2010
Roberto Buaron

/s/	GLENDA CHAMBERLAIN	Director	February 25, 2010
Glenda Chamberlain

/s/	MARVIN E. LESSER	Director	February 25, 2010
Marvin E. Lesser

/s/	ROBERT E. ALLEN	Director	February 25, 2010
Robert E. Allen