Form 10-Q
period 2010-04-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2010-05-05
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at May 5, 2010
$.001 par value	15,777,185 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 3, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 3,	April 4,	January 2,
	2010	2009	2010
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$786,235	$3,663,863	$696,198
Receivables, net of allowances of $215,314, $204,621 and $220,733 at April 3, 2010, April 4, 2009 and January 2, 2010, respectively	2,150,001	1,902,894	1,949,411
Inventories	87,819,513	94,147,150	77,991,098
Prepaid expenses and other current assets	8,235,949	8,583,485	6,997,093
Total current assets	98,991,698	108,297,392	87,633,800

Property and equipment, net	57,653,966	57,248,417	56,475,787
Intangible assets, net	25,844,507	26,074,475	25,945,699
Other long-term assets	1,016,751	1,099,550	1,076,592
Total assets	$183,506,922	$192,719,834	$171,131,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,488,002	$55,104,933	$34,631,842
Accrued expenses and other current liabilities	16,127,316	14,634,870	19,491,865
Total current liabilities	64,615,318	69,739,803	54,123,707

Deferred rent liabilities	13,356,156	12,688,171	13,412,548
Long-term debt	42,819,000	45,189,000	36,000,000
Total liabilities	120,790,474	127,616,974	103,536,255

Stockholders’ Equity:
Common stock —$.001 par value; 100,000,000 shares authorized at each April 3, 2010, April 4, 2009 and January 2, 2010; and 15,777,185 shares issued and outstanding at each April 3, 2010, April 4, 2009 and January 2, 2010	15,778	15,778	15,778
Preferred stock —$.001 par value; 10,000,000 shares authorized at each April, 3 2010, April 4, 2009 and January 2, 2010; no shares issued and outstanding	—	—	—
Deferred stock units —$.001 par value; 314,998, 254,998 and 314,998 shares outstanding at each April 3, 2010, April 4, 2009 and January 2, 2010, respectively	315	255	315
Additional paid-in capital	124,213,169	123,402,937	124,042,392
Accumulated other comprehensive loss	(374,579)	(425,159)	(153,609)
Accumulated deficit	(61,138,235)	(57,890,951)	(56,309,253)
Total stockholders’ equity	62,716,448	65,102,860	67,595,623

Total liabilities and stockholders’ equity	$183,506,922	$192,719,834	$171,131,878

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Fiscal Quarter Ended
	April 3,	April 4,
	2010	2009
Net revenues	$67,648,539	$68,792,904
Cost of products sold	44,884,055	46,022,438
Gross profit	22,764,484	22,770,466

Selling, general and administrative	27,852,926	28,016,118
Store pre-opening / closing expenses	249,738	150,037
Total operating expenses	28,102,664	28,166,155

Operating loss	(5,338,180)	(5,395,689)

Interest expense	(169,285)	(477,679)
Interest income	1,354	539
Other income (expense), net	26,840	56,750

Loss before income taxes	(5,479,271)	(5,816,079)

Income tax benefit	650,289	689,766

Net loss	$(4,828,982)	$(5,126,313)

Net loss per common share - basic	$(0.30)	$(0.32)
Net loss per common share - diluted	$(0.30)	$(0.32)

Basic weighted average common shares outstanding	16,092,183	16,032,183
Diluted weighted average common shares outstanding	16,092,183	16,032,183

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Operating Activities
Net loss	$(4,828,982)	$(5,126,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,424,526	2,261,506
Provision for bad debt expense	41,860	32,364
Amortization of intangible assets	101,192	94,422
Amortization of debt issue costs	41,040	41,040
Stock-based compensation	170,777	157,148

Change in operating assets and liabilities:
Accounts receivable	(289,434)	(312,852)
Inventories	(8,254,437)	(5,565,384)
Prepaids and other current assets	(1,247,765)	709,662
Other assets	18,800	10,830
Accounts payable	12,134,677	22,167,481
Accrued expenses and other current liabilities	(3,172,643)	(5,201,991)
Deferred rent	(56,392)	478,385
Net cash provided by (used in) operating activities	(2,916,781)	9,746,298

Investing Activities
Purchases of property and equipment	(3,786,351)	(2,197,687)
Net cash used in investing activities	(3,786,351)	(2,197,687)

Financing Activities
Principal payments on borrowings	(11,757,587)	(30,686,239)
Proceeds from borrowings	18,576,587	24,167,017
Net cash provided by (used in) financing activities	6,819,000	(6,519,222)

Effect of exchange rate changes on cash	(25,831)	(20,535)

Change in cash	90,037	1,008,854
Cash, beginning of period	696,198	2,655,009

Cash, end of period	$786,235	$3,663,863

Supplemental cash flow information:
Interest payments	$274,444	$787,142
Income tax payments	$104,575	$61,530

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”) and Golfsmith’s subsidiaries. The Company has no operations nor does it have any assets or liabilities other than its investment in Golfsmith. Accordingly, these unaudited condensed consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three-month period ended April 3, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending  January 1, 2011.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 2, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended April 3, 2010 and April 4, 2009 both consisted of 13 weeks.

Foreign Currency Translation

The financial statements of the Company’s international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity, and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from the revaluation of long-term intercompany receivable and payable balances are recorded in accumulated other comprehensive income.  Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the audited consolidated statements of operations and were not material for the periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. The difference between net loss and comprehensive loss during the three-month periods ended April 3, 2010 and April 4, 2009 consisted of foreign currency translation and revaluation gains (losses) of ($0.2) million and $0.1 million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature.  The carrying value of the Company’s credit facility at April 3, 2010 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

Reclassifications

Included in the three months ended April 4, 2009 is a reclassification of $0.2 million from pre-opening expenses to selling, general and administrative expense related to relocation expenses incurred in the first quarter of fiscal 2009 for two stores that were relocated and continued to meet the criteria of a comparable store after their relocation.  The effect of this reclassification is not material and this reclassification did not affect the Company’s reported net loss or cash flows.

Recent Accounting Pronouncements

In December 2009, the FASB issued additional authoritative guidance requiring new disclosures related to fair value measurements.  The new guidance requires entities to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers.  The guidance also requires entities to present separately information about purchases, sales, issuances, and settlements within Level 3 fair value measurements.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within Level 3 fair value measurements.  Those disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the guidance did not have an impact on the Company’s consolidated results of operations or financial position.

In February 2010, the FASB amended the authoritative guidance it issued in May 2009 on subsequent events. The original guidance required SEC filers to evaluate subsequent events through the date of financial statement issuance and to disclose the date through which subsequent events have been evaluated.  The guidance was amended so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated.  The new guidance was effective immediately upon issuance of the amendment which was in February 2010.  The adoption of the guidance did not have an impact on the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance which amends previously issued guidance on variable interest entities.  This new guidance prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity, or VIE, and eliminates the quantitative model previously prescribed.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE; and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. The new guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The Company believes the adoption of the guidance did not have an impact on its consolidated results of operations or financial position.

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company is currently evaluating the impact of these amendments on its consolidated results of operations and financial position.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended
	April 3,	April 4,
	2010	2009
Net loss	$(4,828,982)	$(5,126,313)
Basic:
Weighted-average shares of common stock outstanding	15,777,185	15,777,185
Weighted-average shares of deferred common stock units outstanding	314,998	254,998
Shares used in computing basic net loss per common share	16,092,183	16,032,183
Effect of dilutive securities:
Stock options	—	—
Shares used in computing diluted net loss per common share	16,092,183	16,032,183

Basic net loss per common share	$(0.30)	$(0.32)
Diluted net loss per common share	$(0.30)	$(0.32)

On May 4, 2010, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common stock from 100 million to 25 million. This change will result in total authorized shares of capital stock of 35 million (25 million shares of common stock and 10 million shares of preferred stock) as set forth in Article IV of the Second Amended and Restated Certificate of Incorporation, as amended. The change in authorized shares will become effective when the amendment is filed with the Delaware Secretary of State in May 2010.

3.              Income Taxes

For each of the three-month periods ended April 3, 2010 and April 4, 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.9%.  For each of the three-month periods ended April 3, 2010 and April 4, 2009, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowances.  Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying any U.S. federal income taxes in fiscal 2010, however, actual results could accelerate or defer the utilization of its deferred tax assets.

In each of the three-month periods ended April 3, 2010 and April 4, 2009, the Company recorded approximately $0.7 million of income tax benefit, on pre-tax losses of approximately $5.5 million and $5.8 million, respectively.

The Company had $0.09 million in unrecognized tax benefits as of April 3, 2010 and expects to recognize the entire amount in the next twelve months due to closing of open tax years. Unrecognized income tax benefits relate to the uncertainty regarding deductions taken on returns that have not been examined by the applicable tax authority.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

4.              Debt

Credit Facility

The Company’s has a credit facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as Administrative Agent, Swing Line Lender and L/C Issuer (the “Administrative Agent”), GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Credit Facility”).  The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility, and a $10.0 million swing line sub facility.  On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and capital expenditures of the Borrowers and their subsidiaries (the “Loans”).  The Credit Facility has a term of five years and expires in June 2011.

Interest Rate and Fees.  Loans outstanding under the Credit Facility bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. The Company pays annual fees ranging from 0.25% to 0.35% of the unused portion of its Credit Facility, depending on the balance of its outstanding borrowings.

Covenants and Events of Default.  The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of April 3, 2010, April 4, 2009 and December 31, 2009 the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.   The Administrative Agent has the right to establish, modify or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment.  At April 3, 2010, the Company had $42.8 million of outstanding borrowings under the Credit Facility and $24.5 million of borrowing availability after giving effect to all reserves. At April 4, 2009, the Company had $45.2 million of outstanding borrowings under the Credit Facility and $16.4 million of borrowing availability after giving effect to all reserves. At January 2, 2010, the Company had $36.0 million of outstanding borrowings under the Credit Facility and $17.8 million of borrowing availability after giving effect to all reserves.  During the three months ended April 3, 2010 and April 4, 2009, the weighted average interest rate on the Company’s outstanding borrowings was 2.33% and 3.14%, respectively.

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

The Company has no operations, assets or liabilities other than its investment in its wholly-owned subsidiary Golfsmith, and its liability under the Credit Facility. Golfsmith and its domestic subsidiaries comprise all of the Company’s assets, liabilities and operations, including its liabilities under the Credit Facility. There are no restrictions in the Credit Facility on the transfer of funds between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

5.     Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	April 3,	April 4,	January 2,
	2010	2009	2010
Amortizable intangible assets:
Customer database - gross carrying amount	$3,454,205	$3,399,205	$3,454,205
Customer database - accumulated amortization	(2,839,949)	(2,454,981)	(2,738,757)

Total amortizable intangible assets	$614,256	$944,224	$715,448

Indefinite-lived intangible assets:
Patents	$100,000	$—	$100,000
Trade names	11,158,000	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251	13,972,251

Total indefinite-lived intangible assets	$25,230,251	$25,130,251	$25,230,251

Intangibles assets, net	$25,844,507	$26,074,475	$25,945,699

Amortization expense related to the Company’s customer database was approximately $0.1 million in each of the three-month periods ended April 3, 2010 and April 4, 2009, and is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  The Company’s customer database is being amortized over the estimated useful life of 9 years.

Future estimated amortization expense related to the Company’s customer database is as follows:

Remaining 2010	$303,742
2011	310,514
Total	$614,256

6.     Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022.  The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2019.  Rent expense, net of sublease rental income, was $5.7 million and $5.6 million for the three-month periods ended April 3, 2010 and April 4, 2009, respectively.  Sublease rental income was $0.3 million for each of the three-month periods ended April 3, 2010 and April 4, 2009.

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant.  The guarantee provides that the Company will assume responsibility for rental payments in the event the subtenant defaults.  The amount of future rental payments as of April 3, 2010 are $0.3 million, $0.3 million and $0.2 million for 2010, 2011 and 2012, respectively.  The Company believes the probability of loss on this guarantee is remote, and therefore it has not recorded an accrual related to these payments.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a putative class action lawsuit in the California Superior Court in Orange County against the Company asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code.  The relief sought includes an award of monetary damages and injunctive relief.  The Company plans to vigorously defend all allegations.  It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of this matter.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business.  The Company believes that the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on its financial position, liquidity or results of operations.  The Company believes the amounts reserved in its consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com, and our direct mail catalogs. As of April 3, 2010, we operated 74 retail stores in 19 states and 29 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, in 1975 we mailed our first general golf products catalog, and in 1997 we launched our Internet site designed to expand our direct-to-consumer business.  Since April 3, 2010, we have opened new stores in Overland Park, Kansas and Brea, California.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. During the current economic downturn, the demand for our products has been adversely impacted, as reflected in our results of operations for the last two years. In response to the lower demand, beginning in fiscal 2008 and continuing into fiscal 2010, we have taken significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to drive improved operating performance in future periods.

In addition to future new store openings, a major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. We anticipate continuing to develop a number of our existing proprietary brands in the future, as we continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended April 3, 2010 and April 4, 2009 each consisted of 13 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three-month periods ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,		April 4,
	2010		2009

Net revenues (1)	$67,648,539	100.0%	$68,792,904	100.0%
Cost of products sold (2)	44,884,055	66.3%	46,022,438	66.9%
Gross profit	22,764,484	33.7%	22,770,466	33.1%

Selling, general and administrative	27,852,926	41.2%	28,016,118	40.7%
Store pre-opening / closing expenses (3)	249,738	0.4%	150,037	0.2%
Total operating expenses	28,102,664	41.5%	28,166,155	40.9%

Operating loss	(5,338,180)	-7.9%	(5,395,689)	-7.8%

Interest expense	(169,285)	-0.3%	(477,679)	-0.7%
Interest income	1,354	0.0%	539	0.0%
Other income (expense), net	26,840	0.0%	56,750	0.1%

Loss before income taxes	(5,479,271)	-8.1%	(5,816,079)	-8.5%

Income tax benefit	650,289	1.0%	689,766	1.0%

Net loss	$(4,828,982)	-7.1%	$(5,126,313)	-7.5%

(1)        Revenues consist of merchandise sales, net of expected returns, from our stores and our direct-to-consumer channels, as well as gift card breakage.

(2)        Cost of products sold includes inbound freight, vendor discounts and rebates, as well as cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation associated with our distribution and fulfillment center in Austin, Texas.

(3)        Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening. Store closing expenses include future net lease obligations, to the extent not covered by future subrental income, and payroll expenses and other charges associated with a store that has been closed.

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three-month periods ended April 3, 2010 and April 4, 2009:

	Three Months Ended
	April 3,	April 4,	$	%
	2010	2009	Change	Change
Comparable stores (1)	$52,995,351	$53,537,269	$(541,918)	-1.0%
Non-comparable stores	2,353,299	$1,353,254	1,000,045	73.9%
Total stores (2)	55,348,650	54,890,523	458,127	0.8%

Direct-to-consumer	10,568,075	$12,212,500	(1,644,425)	-13.5%
International distributors and other (3)	1,731,814	$1,689,881	41,933	2.5%

Net revenues	$67,648,539	$68,792,904	$(1,144,365)	-1.7%

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

(2)        Included in total stores’ net revenues is $3.9 million and $3.6 million for the three months ended April 3, 2010 and April 4, 2009, respectively, related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores.

(3)        Consists of sales made through our international distributors and our distribution and fulfillment center near London, England and gift card breakage revenue.

Three Months ended April 3, 2010 compared to Three Months ended April 4, 2009

Net Revenues.  Net revenues decreased 1.7% to $67.6 million for the three months ended April 3, 2010 from $68.8 million for the three months ended April 4, 2009. The decrease was primarily due to a $1.6 million decrease in our direct-to-consumer channel which was partially offset by a $0.5 million increase in our store revenues. Comparable store revenues decreased $0.5 million, or 1.0%, during the three months ended April 3, 2010 as compared to the three months ended April 4, 2009.  The decrease in sales in our direct-to-consumer channel year-over-year is primarily attributable to sales decreases in clubmaking components and clubs.

We believe our sales were impacted by colder and wetter weather conditions in the continental United States in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  Additionally, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products. For the three months ended April 3, 2010, golf rounds played decreased 12.4% compared to the same period in fiscal 2009.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, increased to 33.7% for the three months ended April 3, 2010 from 33.1% for the three months ended April 4, 2009.  The increase in gross profit, as a percentage of net revenues, of 0.6%, was due to (1) an increase of 0.4%, as a percentage of net revenues, due to lower excess and obsolete inventory reserves in the current year quarter resulting from price repositioning of used clubs that occurred in the prior year quarter, (2) an increase of 0.3%, as a percentage of net revenues, due to a decrease in shrink expense resulting from improvements in the current year quarter physical inventory results, and (3) an increase of 0.3%, as a percentage of net revenues, due to price reductions taken in the prior year quarter designed to drive sales on certain items.  The increases were partially offset by a decrease of 0.4%, as a percentage of net revenues, in vendor allowances allocated as a reduction to cost of sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased to $27.9 million, or 0.6%, for the three months ended April 3, 2010 from $28.0 million for the three months ended April 4, 2009.  Although we experienced a $0.4 million increase in selling, general and administrative expenses during the three-month period ended April 3, 2010 related primarily to our new stores, total selling, general and administrative expenses decreased by $0.1 million due to a non-recurring charge of $0.5 million for severance to our former Chief Financial Officer recorded in the prior year quarter.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses were $0.2 million in each of the three-month periods ended April 3, 2010 and April 4, 2009.  Store pre-opening / closing expenses for the three months ended April 3, 2010 consists primarily of occupancy charges related to anticipated store openings in fiscal 2010.  Store pre-opening / closing expenses in the three months ended April 4, 2009 consists of charges related to our retail store in Palm Desert, California, which opened in January 2009.

Interest expense. Interest expense consists primarily of interest expense incurred on borrowings under our Credit Facility.  For the three months ended April 3, 2010, interest expense decreased by 64.6%, as a percentage of net revenues, to $0.2 million from $0.5 million for the three months ended April 4, 2009.  The decrease in interest expense is primarily due to a decrease in interest rates and lower borrowings year-over-year as well as an adjustment in the current year quarter to account for bank overcharges in previous periods.

Other income (expense), net.  There were minimal changes in other income (expense), net during the three months ended April 3, 2010 as compared to the three months ended April 4, 2009.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income.

Income tax benefit. During each of the three-month periods ended April 3, 2010 and April 4, 2009, we recorded approximately $0.7 million of income tax benefit on pre-tax loss of approximately $5.5 million and $5.8 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Liquidity and Capital Resources

As of April 3, 2010, our primary sources of liquidity consisted of cash totaling $0.8 million and $24.5 million of available borrowings under our Credit Facility which is more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q. As of April 3, 2010, we had outstanding debt obligations under our Credit Facility of $42.8 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store retrofits, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2010, we anticipate incurring approximately $6.8 million in capital expenditures, excluding tenant improvement allowances, related primarily to our new store openings, various store remodels and investments in our information technology infrastructure. However, our capital expenditures will depend on our ability to generate sufficient cash flows from operations as well as available borrowings under our credit facility.

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

Cash Flows

	Three Months Ended
	April 3,	April 4,
	2010	2009

Net cash provided by (used in) operating activities	$(2,916,781)	$9,746,298
Net cash used in investing activities	(3,786,351)	(2,197,687)
Net cash provided by (used in) financing activities	6,819,000	(6,519,222)
Effect of exchange rate changes on cash	(25,831)	(20,535)
Change in cash	$90,037	$1,008,854

Operating Activities

Our cash flows from operations are seasonal.  Operating activities used $2.9 million of cash for the three months ended April 3, 2010 and provided $9.7 million of cash for the three months ended April 4, 2009. The decrease in cash provided by operating activities during the three months ended April 3, 2010, as compared to the three months ended April 4, 2009 is due to increased inventory stock purchases in the current year quarter as a result of two new store openings as well as the timing of other working capital activities.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $3.8 million of cash for the three months ended April 3, 2010 and $2.2 million of cash for the three months ended April 4, 2009. Cash was used during the current year quarter to build out our new stores, two of which opened in April 2010, and to remodel several of our existing stores.  Cash was used during the prior year quarter to build out one new store and relocate two of our existing stores.

Financing Activities

Financing activities provided $6.8 million of cash for the three months ended April 3, 2010 and used $6.5 million of cash for the three months ended April 4, 2009.  Cash used in financing activities primarily relates to net principal payments and borrowings under our Credit Facility.

Indebtedness

As of April 3, 2010, we had approximately $42.8 million in aggregate indebtedness outstanding and $24.5 million in available borrowings under our Credit Facility, after giving effect to all reserves. At April 4, 2009, the Company had $45.2 million of borrowings outstanding under the Credit Facility and $16.4 million of borrowing availability after giving effect to all reserves. As of January 2, 2010, we had $36.0 million of outstanding borrowings under our Credit Facility and $17.8 million of borrowing availability after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of April 3, 2010, we were in compliance with all applicable covenants. See Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of the terms of our Credit Facility.

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

Off-Balance Sheet Arrangements

As of April 3, 2010, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our Audited Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on February 25, 2010. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty.  We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.  Our critical accounting policies have not changed significantly since the filing of our Annual Report.

Recent Accounting Pronouncements

In December 2009, the FASB issued additional authoritative guidance requiring new disclosures related to fair value measurements.  The new guidance requires entities to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers.  The guidance also requires entities to present separately information about purchases, sales, issuances, and settlements within Level 3 fair value measurements.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within Level 3 fair value measurements.  Those disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the guidance did not have an impact on our consolidated results of operations or financial position.

In February 2010, the FASB amended the authoritative guidance it issued in May 2009 on subsequent events. The original guidance required SEC filers to evaluate subsequent events through the date of financial statement issuance and to disclose the date through which subsequent events have been evaluated.  The guidance was amended so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated.  The new guidance was effective immediately upon issuance of the amendment which was in February 2010.  The adoption of the guidance did not have an impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued guidance which amends previously issued guidance on variable interest entities.  This new guidance prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity, or VIE, and eliminates the quantitative model previously prescribed.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE; and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. The new guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  We believe the adoption of the guidance did not have an impact on our consolidated results of operations or financial position.

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  We are currently evaluating the impact of these amendments on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 3, 2010.

Changes in Internal Control over Financial Reporting

During the three-month period ended April 3, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a putative class action lawsuit in the California Superior Court in Orange County against the Company asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code.  The plaintiffs seek monetary damages and injunctive relief.  The Company plans to vigorously defend all allegations.  It is not possible to estimate the amount of loss, or range of possible loss, if any, that might result from an adverse resolution of this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

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
Date: May 5, 2010

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: May 5, 2010