Form 10-Q
period 2010-07-03
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2010-07-29
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 29, 2010
$.001 par value	15,797,246 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 3, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 3,	July 4,	January 2,
	2010	2009	2010
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$2,751,813	$5,634,633	$696,198
Receivables, net of allowances of $214,525, $197,268 and $220,733 at July 3, 2010, July 4, 2009 and January 2, 2010, respectively	2,419,267	2,028,259	1,949,411
Inventories	95,266,285	93,096,713	77,991,098
Prepaid expenses and other current assets	10,835,373	13,072,353	6,997,093
Total current assets	111,272,738	113,831,958	87,633,800

Property and equipment, net	59,314,113	57,596,176	56,475,787
Intangible assets, net	25,748,557	25,980,053	25,945,699
Other long-term assets	1,178,731	1,176,787	1,076,592
Total assets	$197,514,139	$198,584,974	$171,131,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,410,774	$66,595,934	$34,631,842
Accrued expenses and other current liabilities	18,069,391	16,580,847	19,491,865
Total current liabilities	86,480,165	83,176,781	54,123,707

Deferred rent liabilities	13,981,037	15,020,545	13,412,548
Long-term debt	27,576,000	27,967,000	36,000,000
Total liabilities	128,037,202	126,164,326	103,536,255

Stockholders’ Equity:
Common stock —$.001 par value; 25,000,000 shares authorized at July 3, 2010, and 100,000,000 shares authorized at each July 4, 2009 and January 2, 2010; and 15,797,246 shares issued and outstanding at July 3, 2010, 15,777,185 shares issued and outstanding at each July 4, 2009 and January 2, 2010	15,798	15,778	15,778
Preferred stock —$.001 par value; 10,000,000 shares authorized at July 3, 2010, July 4, 2009 and January 2, 2010; no shares issued and outstanding	—	—	—
Deferred stock units —$.001 par value; 454,998 shares outstanding at July 3, 2010, 314,998 shares outstanding at each July 4, 2009 and January 2, 2010	455	315	315
Additional paid-in capital	124,757,311	123,640,366	124,042,392
Accumulated other comprehensive loss	(353,923)	(126,564)	(153,609)
Accumulated deficit	(54,942,704)	(51,109,247)	(56,309,253)
Total stockholders’ equity	69,476,937	72,420,648	67,595,623

Total liabilities and stockholders’ equity	$197,514,139	$198,584,974	$171,131,878

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net revenues	$118,046,216	$114,796,870	$185,694,755	$183,589,774
Cost of products sold	76,718,948	74,719,386	121,603,003	120,741,824
Gross profit	41,327,268	40,077,484	64,091,752	62,847,950

Selling, general and administrative	33,781,308	31,780,003	61,634,234	59,880,859
Store pre-opening / closing expenses	207,928	45,312	457,666	110,611
Total operating expenses	33,989,236	31,825,315	62,091,900	59,991,470

Operating income	7,338,032	8,252,169	1,999,852	2,856,480

Interest expense, net	(281,374)	(314,723)	(449,305)	(791,863)
Other income (expense), net	(2,294)	(10,387)	24,546	46,363

Income before income taxes	7,054,364	7,927,059	1,575,093	2,110,980

Income tax expense	(858,833)	(1,145,355)	(208,544)	(455,589)
Net income	$6,195,531	$6,781,704	$1,366,549	$1,655,391

Net income per common share - basic	$0.38	$0.42	$0.08	$0.10
Net income per common share - diluted	$0.36	$0.42	$0.08	$0.10

Basic weighted average common shares outstanding	16,190,670	16,061,194	16,140,885	16,046,689
Diluted weighted average common shares outstanding	17,151,010	16,126,393	16,887,495	16,046,890

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Operating Activities
Net income	$1,366,549	$1,655,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,912,231	4,681,356
Provision for bad debt expense	108,192	76,114
Amortization of intangible assets	197,142	188,845
Amortization of debt issue costs and debt discount	82,080	82,079
Stock-based compensation	672,765	394,637

Change in operating assets and liabilities:
Accounts receivable	(616,107)	(398,399)
Inventories	(15,996,189)	(4,408,697)
Prepaids and other current assets	(3,819,613)	(3,682,044)
Other assets	(184,219)	(107,448)
Accounts payable	32,311,091	33,690,054
Accrued expenses and other current liabilities	(1,430,218)	(2,754,231)
Deferred rent	800,667	2,810,759
Net cash provided by operating activities	18,404,371	32,228,416

Investing Activities
Purchases of property and equipment	(7,943,369)	(5,553,159)
Net cash used in investing activities	(7,943,369)	(5,553,159)

Financing Activities
Principal payments on line of credit	(49,283,062)	(77,883,249)
Proceeds from line of credit	40,859,062	54,142,026
Proceeds from exercise of stock options	42,312	—
Net cash used in financing activities	(8,381,688)	(23,741,223)

Effect of exchange rate changes on cash	(23,699)	45,590

Change in cash	2,055,615	2,979,624
Cash, beginning of period	696,198	2,655,009

Cash, end of period	$2,751,813	$5,634,633

Supplemental cash flow information:
Interest payments	$512,918	$1,163,106
Income tax payments	$209,575	$261,043

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three- and six-month periods ended July 3, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 2, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended July 3, 2010 and July 4, 2009 both consisted of 13 weeks. The six-month periods ended July 3, 2010 and July 4, 2009 both consisted of 26 weeks.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. There were no material changes to comprehensive income (loss) during the three- and six-month periods ended July 3, 2010 and July 4, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature.  The carrying value of the Company’s credit facility at July 3, 2010 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

Reclassifications

Reclassification from pre-opening expenses to selling, general and administrative expense in the amount of $0.1 million for the three months ended July 4, 2009 and $0.4 million for the six months ended July 4, 2009, related to relocation expenses incurred in the first half of fiscal 2009 for two stores that, after relocation, continued to meet the criteria of a comparable store.  The effect of this reclassification is not material and did not affect the Company’s reported net income or cash flows.

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

In June 2009, the FASB issued guidance which amends previously issued guidance on variable interest entities.  This new guidance prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity, or VIE, and eliminates the quantitative model previously prescribed.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE; and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. The new guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of the guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of the guidance will not have a material impact on the Company’s consolidated results of operations or financial position.

2.              Basic and Diluted Net Income Per Common Share

The calculation for basic net income per share of common stock is based on the weighted average number of shares of common stock outstanding, including outstanding deferred common stock units (“DSUs”). Diluted net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding, including outstanding DSUs, adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include outstanding stock options.

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Net income	$6,195,531	$6,781,704	$1,366,549	$1,655,391
Basic:
Weighted-average shares of common stock outstanding	15,787,005	15,777,185	15,782,041	15,777,185
Weighted-average shares of deferred common stock units outstanding	403,665	284,009	358,844	269,504
Shares used in computing basic net income per common share	16,190,670	16,061,194	16,140,885	16,046,689
Effect of dilutive securities:
Stock options	960,340	65,199	746,610	201
Shares used in computing diluted net income per common share	17,151,010	16,126,393	16,887,495	16,046,890

Basic net income per common share	$0.38	$0.42	$0.08	$0.10
Diluted net income per common share	$0.36	$0.42	$0.08	$0.10

On May 4, 2010, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common stock from 100 million to 25 million. This change resulted in total authorized shares of capital stock of 35 million (25 million shares of common stock and 10 million shares of preferred stock) as set forth in Article IV of the Second Amended and Restated Certificate of Incorporation, as amended. This amendment relating to the change in authorized shares was filed with the Delaware Secretary of State on May 5, 2010.

Non-Employee Director Compensation Plan

On May 4, 2010, the Company’s Board of Directors approved an amendment to the Non-Employee Director Compensation Plan providing changes in the annual retainer and annual grant of DSU’s. The complete details of the amendment is included as Exhibit 10.24 to this Quarterly Report on Form 10-Q.

3.              Income Taxes

In fiscal 2010, the Company’s tax provision is based on actual operating results for the six months ended July 3, 2010 due to the relative proximity to breakeven of the Company’s expected annual results before taxes and the sensitivity to the Company’s estimated annual effective tax rate.  For the three-month periods ended July 3, 2010 and July 4, 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 12.2% and 14.4%, respectively. For the six-month periods ended July 3, 2010 and July 4, 2009, the Company’s provision for income taxes reflects an effective tax rate of approximately 13.2% and 21.6%, respectively. For both the three- and six-month periods ended July 3, 2010 and July 4, 2009, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowances. Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying a material amount of U.S. federal income taxes in fiscal 2010, however, the Company’s actual results of operations could accelerate or defer the utilization of its deferred tax assets.

In the three-month periods ended July 3, 2010 and July 4, 2009, the Company recorded approximately $0.9 million and $1.1 million of income tax expense, respectively, on pre-tax income of approximately $7.1 million and $7.9 million, respectively. In the six-month periods ended July 3, 2010 and July 4, 2009, the Company recorded approximately $0.2 million and $0.5 million of income tax expense, respectively, on pre-tax income of approximately $1.6 million and $2.1 million, respectively.

The Company had $0.09 million in unrecognized tax benefits as of July 3, 2010 and expects to recognize the entire amount in the next six months due to closing of open tax years. Unrecognized income tax benefits relate to the uncertainty regarding deductions taken on returns that have not been examined by the applicable tax authorities.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

4.              Debt

Second Amendment to Amended and Restated Credit Facility

Subsequent to the end of the quarter, on July 9, 2010, the Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) of Golfsmith International Holdings, Inc. (“Holdings”), the Company as guarantor, and its subsidiaries, originally entered into on June 20, 2006, and as subsequently amended on September 26, 2007, was amended by entering into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as Borrowers, the Company and the subsidiaries of the Company identified therein, as Credit Parties and General Electric Capital Corporation, as Administrative Agent (the “Agent”) and Lender.  The term of the Credit Agreement has, pursuant to the Second Amendment, amongst other things, been extended 48 months from the effective date of the Second Amendment. As of the effective date of the Second Amendment, interest on loans outstanding under the Credit Facility will be based on LIBOR plus 2.5%-3.0% per annum. The Second Amendment was filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on July 12, 2010.

Credit Facility

As of July 3, 2010, the Company had a credit facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as Administrative Agent, Swing Line Lender and L/C Issuer (the “Administrative Agent”), GE Capital Markets, Inc., as Sole Lead Arranger and Bookrunner, and the financial institutions from time to time parties thereto (the “Credit Facility”).  On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and capital expenditures of the Borrowers and their subsidiaries (the “Loans”).  As of July 3, 2010, the Credit Facility consisted of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility and a $10.0 million swing line sub facility.

Interest Rate and Fees.  As of July 3, 2010, loans outstanding under the Credit Facility bore interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus two percent (2.0%), or (2) the “Base Rate,” which is equal to the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s largest 30 banks. As of July 3, 2010, the Company paid annual fees ranging from 0.25% to 0.35% of the unused portion of its Credit Facility, depending on the balance of its outstanding borrowings.

Covenants and Events of Default.  As of July 3, 2010, the Credit Facility contained customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contained certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type.  As of July 3, 2010, July 4, 2009 and December 31, 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity.  Available amounts under the Credit Facility are calculated against a borrowing base. The Administrative Agent has the right to establish, modify or eliminate reserves against eligible inventory and receivables from time to time in its reasonable credit judgment. As of July 3, 2010, the borrowing base was limited to (i) 85% of the net amount of eligible receivables, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) up to 90% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $17,500,000 or (y) 70% of the fair market value of eligible real estate, and minus (iv) any reserves except to the extent already deducted there from.  At July 3, 2010, the Company had $27.6 million of outstanding borrowings under the Credit Facility and $44.5 million of borrowing availability after giving effect to all reserves. At July 4, 2009, the Company had $28.0 million of outstanding borrowings under the Amended and Restated Credit Facility and $41.7 million of borrowing availability after giving effect to all reserves. At January 2, 2010, the Company had $36.0 million of outstanding borrowings under the Credit Facility and $17.8 million of borrowing availability after giving effect to all reserves. During the three months ended July 3, 2010 and July 4, 2009, the weighted average interest rate on the Company’s outstanding borrowings was 2.43% and 2.54%, respectively. During the six months ended July 3, 2010 and July 4, 2009, the weighted average interest rate on the Company’s outstanding borrowings was 2.38% and 2.84%, respectively.

Guarantees and Collateral.  As of July 3, 2010, borrowings under the Credit Facility were jointly and severally guaranteed by the Credit Parties, and were secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

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

5.     Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	July 3,	July 4,	January 2,
	2010	2009	2010
Amortizable intangible assets:
Customer database - gross carrying amount	$3,454,205	$3,399,205	$3,454,205
Customer database - accumulated amortization	(2,935,899)	(2,549,403)	(2,738,757)

Total amortizable intangible assets	$518,306	$849,802	$715,448

Indefinite-lived intangible assets:
Patents	$100,000	$—	$100,000
Trade names	11,158,000	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251	13,972,251

Total indefinite-lived intangible assets	$25,230,251	$25,130,251	$25,230,251

Intangibles assets, net	$25,748,557	$25,980,053	$25,945,699

Amortization expense related to the Company’s customer database was approximately $0.1 million in each of the three-month periods ended July 3, 2010 and July 4, 2009, and was approximately $0.2 million in each of the six-month periods ended July 3, 2010 and July 4, 2009. Amortization expense is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.  The Company’s customer database is being amortized over the estimated useful life of 9 years.

Future estimated amortization expense related to the Company’s customer database is as follows:

Remaining 2010	$207,792
2011	310,514
Total	$518,306

6.     Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022.  The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2019.  Rent expense, net of sublease rental income, was $5.8 million and $5.3 million for the three-month periods ended July 3, 2010 and July 4, 2009, respectively, and was $11.5 million and $10.8 million for the six-month periods ended July 3, 2010 and July 4, 2009, respectively. Sublease rental income recorded as a reduction to rent expense was $0.2 million and $0.3million for the three-month periods ended July 3, 2010 and July 4, 2009, respectively and was $0.5 million and $0.6 million for the six-month periods ended July 3, 2010 and July 4, 2009, respectively.

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant.  The guarantee provides that the Company will assume responsibility for rental payments in the event the subtenant defaults.  The amounts of future rental payments as of July 3, 2010 are $0.2 million for 2010, $0.3 million for 2011 and $0.2 million for 2012.  The Company believes the probability of loss on this guarantee is remote, and therefore it has not recorded an accrual related to the guarantee of these payments.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a putative class action lawsuit in the California Superior Court in Orange County against the Company asserting violations of applicable wage and hour and unfair competition laws , seeking monetary damages and injunctive relief.  The Company plans to vigorously defend all allegations. It is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business.  The Company believes that the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations.  The Company believes the amounts reserved in its consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

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

We believe our forward-looking statements are based on reasonable assumptions; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Other than as required by law, we undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the SEC.

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com, and our direct mail catalogs. As of July 3, 2010, we operated 77 retail stores in 21 states and 31markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, in 1975 we mailed our first general golf products catalog, and in 1997 we launched our Internet site designed to expand our direct-to-consumer business. During the quarter ended July 3, 2010 we opened three new stores in Overland Park, Kansas, Brea, California and Brookfield, Wisconsin.

As a specialty retailer, we are affected by changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic factors such as unemployment, fuel and energy costs, weakness in the housing market, declines in securities markets and unavailability of consumer credit. During the current economic downturn, the demand for our products has been adversely impacted, as reflected in our results of operations for the last two years. In response to the lower demand, beginning in fiscal 2008 and continuing into fiscal 2010, we have taken significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect the reduced cost structure and operational efficiencies to result in improved operating performance in future periods.

In addition to future new store openings, a major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. We also anticipate continuing to develop a number of our existing proprietary brands in the future, as we continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended July 3, 2010 and July 4, 2009 each consisted of 13 weeks. The six-month periods ended July 3, 2010 and July 4, 2009 each consisted of 26 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three- and six-month periods ended July 3, 2010 and July 4, 2009:

	Three Months Ended				Six Months Ended
	July 3,		July 4,		July 3,		July 4,
	2010		2009		2010		2009

Net revenues (1)	$118,046,216	100.0%	$114,796,870	100.0%	$185,694,755	100.0%	$183,589,774	100.0%
Cost of products sold (2)	76,718,948	65.0%	74,719,386	65.1%	121,603,003	65.5%	120,741,824	65.8%
Gross profit	41,327,268	35.0%	40,077,484	34.9%	64,091,752	34.5%	62,847,950	34.2%

Selling, general and administrative	33,781,308	28.6%	31,780,003	27.7%	61,634,234	33.2%	59,880,859	32.6%
Store pre-opening / closing expenses (3)	207,928	0.2%	45,312	0.0%	457,666	0.2%	110,611	0.1%
Total operating expenses	33,989,236	28.8%	31,825,315	27.7%	62,091,900	33.4%	59,991,470	32.7%

Operating income	7,338,032	6.2%	8,252,169	7.2%	1,999,852	1.1%	2,856,480	1.6%

Interest expense, net	(281,374)	-0.2%	(314,723)	-0.3%	(449,305)	-0.2%	(791,863)	-0.4%
Other income (expense), net	(2,294)	0.0%	(10,387)	0.0%	24,546	0.0%	46,363	0.0%

Income before income taxes	7,054,364	6.0%	7,927,059	6.9%	1,575,093	0.8%	2,110,980	1.1%

Income tax expense	(858,833)	-0.7%	(1,145,355)	-1.0%	(208,544)	-0.1%	(455,589)	-0.2%

Net income	$6,195,531	5.2%	$6,781,704	5.9%	$1,366,549	0.7%	$1,655,391	0.9%

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

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three- and six-month periods ended July 3, 2010 and July 4, 2009:

	Three Months Ended				Six Months Ended
	July 3,	July 4,	$	%	July 3,	July 4,	$	%
	2010	2009	Change	Change	2010	2009	Change	Change
Comparable stores (1)	$94,148,547	$94,499,465	$(350,918)	-0.4%	$147,143,914	$148,036,734	$(892,820)	-0.6%
Non-comparable stores	4,933,352	$1,189,775	3,743,577	314.6%	7,286,652	$2,543,029	4,743,623	186.5%
Total stores (2)	99,081,899	95,689,240	3,392,659	3.5%	154,430,566	150,579,763	3,850,803	2.6%

Direct-to-consumer	16,694,005	$16,747,998	(53,993)	-0.3%	27,262,080	$28,960,498	(1,698,418)	-5.9%
International distributors and other (3)	2,270,312	$2,359,632	(89,320)	-3.8%	4,002,109	$4,049,513	(47,404)	-1.2%

Net revenues	$118,046,216	$114,796,870	$3,249,346	2.8%	$185,694,755	$183,589,774	$2,104,981	1.1%

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

(2)         Included in total stores’ net revenues related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores is, $5.7 million and $5.3 million for the three months ended July 3, 2010 and July 4, 2009, respectively, and $9.9 million and $8.9 million for the six months ended July 3, 2010 and July 4, 2009, respectively.

(3)         Consists of sales made through our international distributors, through our distribution and fulfillment center near London, England and gift card breakage revenue.

Three Months ended July 3, 2010 compared to Three Months ended July 4, 2009

Net Revenues.  Net revenues increased 2.8% to $118.0 million for the three months ended July 3, 2010 from $114.8 million for the three months ended July 4, 2009. The increase was primarily due to $3.7 million of revenue from new stores partially offset by a decrease of 0.4% in comparable store sales as well as a decrease of 0.3% in sales from our direct-to-consumer channel during the three months ended July 3, 2010 as compared to the three months ended July 4, 2009.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, increased to 35.0% for the three months ended July 3, 2010 from 34.9% for the three months ended July 4, 2009. The increase in gross profit, as a percentage of net revenues, of 0.1%, was due to an increase of 0.4%, as a percentage of net revenues, relating to significantly lower markdowns resulting from better managed inventory levels along with better buying strategies during the quarter. This increase was partially offset by a decrease of 0.3%, as a percentage of net revenues, in vendor allowances which were shifted to offset direct advertising costs this year.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 6.3% to $33.8 million for the three months ended July 3, 2010 from $31.8 million for the three months ended July 4, 2009. As a percentage of net revenues, selling, general and administrative expense increased to 28.6% for the three months ended July 3, 2010 from 27.7% for the three months ended July 4, 2009. The increase in selling, general and administrative expense, as a percentage of net revenues, of 0.9% primarily relates to the opening of three new stores in the three-month period ended July 3, 2010 as well as an increase in advertising expenses, partially offset by increased vendor allowances.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses consists of costs incurred for the opening of three new stores in Overland Park, Kansas, Brea, California and Brookfield, Wisconsin. Store pre-opening / closing expenses in the three months ended July 4, 2009 includes costs related to the relocation of our Troy, Michigan and The Woodlands Center, Texas stores in April and May 2009, respectively.

Interest expense, net. Interest expense, net consists primarily of interest expense incurred on borrowings under our Credit Facility.  For each of the three months ended July 3, 2010 and July 4, 2009, net interest expense was $0.3 million. As a percentage of net revenues, interest expense decreased to 0.2% as compared to 0.3% for the three months ended July 4, 2009. The decrease in interest expense is primarily due to a decrease in both interest rates and average balance outstanding under our Credit Facility.

Other income (expense), net.  There were minimal changes in other income (expense), net during the three months ended July 3, 2010 as compared to the three months ended July 4, 2009.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income.

Income tax expense. During the three-month periods ended July 3, 2010 and July 4, 2009, we recorded approximately $0.9 million and $1.1 million of income tax expense on pre-tax income of approximately $7.1 million and $7.9 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Six Months Ended July 3, 2010 compared to Six Months Ended July 4, 2009

Net Revenues.  Net revenues increased 1.1% to $185.7 million for the six months ended July 3, 2010 compared to $183.6 million for the six months ended July 4, 2009. The increase was primarily due to a $4.7 million increase in new store revenues partially offset by a decrease of $1.7 million from our direct-to-consumer channel and a $0.9 million decrease in comparable store revenues during the six months ended July 3, 2010 as compared to the six months ended July 4, 2009.

In addition to the conditions discussed above, we believe our sales were impacted by colder and wetter weather conditions in the continental United States in the first quarter of fiscal 2010.  Additionally, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products. Golf rounds played in the five months ended May 2010 decreased 3.0% compared to an increase of 1.6% during the same period in fiscal 2009.

Our net revenues continue to be negatively impacted by general economic conditions as well as a decrease in consumer confidence.  The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and decreasing retail store traffic.  We anticipate that these conditions will continue to exist in the foreseeable future. However, in an effort to drive consumer demand, we offered value-based promotions from many of the top manufacturers this year, which positively contributed to our net revenues.

We believe that general economic conditions have historically adversely affected our direct-to-consumer channel business. However, in fiscal 2010 we improved our inventory in-stock levels and product assortment and as a result experienced an improvement in sequential sales trends in our direct-to-consumer channel.

Gross Profit.  Consolidated gross profit, as a percentage of net revenues, increased to 34.5% for the six months ended July 3, 2010 from 34.2% for the six months ended July 4, 2009. The increase in gross profit, as a percentage of net revenues, of 0.3%, was due to (1) an increase of 0.3%, as a percentage of net revenues, relating to significantly lower markdowns resulting from better managed inventory levels along with better buying strategies throughout the year, (2) an increase of 0.2%, as a percentage of net revenues, due to a decrease in shrink expense resulting from improvements in the current year physical inventory results,  (3) an increase of 0.1%, as a percentage of net revenues, in excess and obsolete inventory reserves in the prior year resulting from price repositioning of used clubs, and (4) an increase of 0.1%, as a percentage of net revenues, due to the renegotiation of freight contracts and lower distribution center expenses.  These increases were partially offset by a decrease of 0.4%, as a percentage of net revenues, in vendor allowances which were shifted to offset direct advertising costs this year.

Selling, general and administrative.  Selling, general and administrative expense increased  2.9% to $61.6 million for the six months ended July 3, 2010 from $59.9 million for the six months ended July 4, 2009.  As a percentage of net revenues, selling, general and administrative expense increased to 33.2% for the six months ended July 3, 2010 from 32.6% for the six months ended July 4, 2009. The increase in selling, general and administrative expense, as a percentage of net revenues, of 0.6% primarily relates to the opening of three new stores in the current year as well as an increase in advertising expenses.  These increases were partially offset by increased vendor allowances in the current year and a one-time charge relating to severance to our former Chief Financial Officer recorded in the prior year.

Store pre-opening / closing expenses.  Store pre-opening / closing expenses increased to $0.5 million for the six months ended July 3, 2010 as compared to $0.1 million for the six months ended July 4, 2009. The increase in store pre-opening / closing expenses for the six months ended July 3, 2010 was due to costs incurred for store openings in Overland Park, Kansas, Brea, California and Brookfield, Wisconsin. Store pre-opening / closing expenses in the six months ended July 4, 2009 includes costs related to the relocation of our Troy, Michigan and The Woodlands Center, Texas stores in April and May 2009, respectively. There were minimal costs incurred related to the closing of our store in Atlanta, Georgia in June 2009.

Interest expense, net. Interest expense, net consists primarily of interest expense incurred on borrowings under our Credit Facility. For the six months ended July 3, 2010, net interest expense decreased by 43.1% to $0.5 million as compared to $0.8 million for the six months ended July 4, 2009. As a percentage of net revenues, interest expense decreased to 0.2% for the six months ended July 3, 2010 as compared to 0.4% for the six months ended July 4, 2009. The decrease in net interest expense is due to a decrease in both interest rates and the average balance outstanding under our Credit Facility.

Other income (expense), net.  There were minimal changes in other income (expense), net during the six months ended July 3, 2010 as compared to the six months ended July 4, 2009.  Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax expense. During the six-month periods ended July 3, 2010 and July 4, 2009, we recorded approximately $0.2 million and $0.5 million of income tax expense, respectively, on pre-tax income of approximately $1.6 million and $2.1 million, respectively. The tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances.  See Note 3 to our unaudited condensed consolidated financial statement for further discussion of the methods used to compute our tax provision in each fiscal year.

Liquidity and Capital Resources

As of July 3, 2010, our primary sources of liquidity consisted of cash totaling $3.0 million and $44.5 million of available borrowings under our Credit Facility which is more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. As of July 3, 2010, we had outstanding debt obligations under our Credit Facility of $27.6 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store retrofits, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2010, we anticipate incurring approximately $2.6 million in capital expenditures, excluding tenant improvement allowances, related primarily to our new store openings, various store remodels and investments in our information technology infrastructure. However, our capital expenditures will depend on our ability to generate sufficient cash flows from operations as well as available borrowings under our credit facility.

If cash generated from operations and available borrowings under our Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. If cash from operations and cash available under our Credit Facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future.

Cash Flows

	Six Months Ended
	July 3,	July 4,
	2010	2009

Net cash provided by operating activities	$18,404,371	$32,228,416
Net cash used in investing activities	(7,943,369)	(5,553,159)
Net cash used in financing activities	(8,381,688)	(23,741,223)
Effect of exchange rate changes on cash	(23,699)	45,590
Change in cash	$2,055,615	$2,979,624

Operating Activities

Our cash flows from operations are seasonal.  Operating activities provided $18.4 million of cash for the six months ended July 3, 2010 and provided $32.2 million of cash for the six months ended July 4, 2009. The decrease in cash provided by operating activities during the six months ended July 3, 2010, as compared to the six months ended July 4, 2009 is due to increased inventory stock purchases in the current year quarter as a result of three new store openings as well as the timing of other working capital activities.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $7.9 million of cash for the six months ended July 3, 2010 and $5.6 million of cash for the six months ended July 4, 2009. Cash used during the current year relates to three new store openings and several store remodels. Cash used during the prior year six-month period relates to the build out of one new store and the relocation of two of our existing stores.

Financing Activities

Financing activities used $8.4 million of cash for the six months ended July 3, 2010 and used $23.7 million of cash for the six months ended July 4, 2009. Cash used in financing activities primarily relates to net principal payments under our Credit Facility.

Indebtedness

As of July 3, 2010, we had approximately $27.6 million in aggregate indebtedness outstanding and $44.5 million in available borrowings under our Credit Facility, after giving effect to all reserves. At July 4, 2009, the Company had $28.0 million of borrowings outstanding under the Credit Facility and $41.7 million in available borrowings under our Amended and Restated Credit Facility, after giving effect to all reserves. As of January 2, 2010, we had $36.0 million of outstanding borrowings under our Credit Facility and $17.8 million of borrowing availability after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of July 3, 2010, we were in compliance with all applicable covenants. See Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of the terms of our Credit Facility.

Subsequent to the end of the quarter, on July 9, 2010, the existing Amended and Restated Credit Agreement of Golfsmith International Holdings, Inc., originally entered into on June 20, 2006, and as subsequently amended on September 26, 2007, was amended by entering into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The term of the Credit Agreement has, pursuant to the Second Amendment, been extended to 48 months from the date of the Second Amendment. As of the effective date of the Second Amendment, interest on loans outstanding under the Credit Facility will be based on LIBOR plus 2.5%-3.0% per annum. The complete text of the Second amendment was filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on July 12, 2010 and is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of July 3, 2010, we did not have any off-balance sheet arrangements.

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

In June 2009, the FASB issued guidance which amends previously issued guidance on variable interest entities.  This new guidance prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity, or VIE, and eliminates the quantitative model previously prescribed.  The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE; and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. The new guidance requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The adoption of the guidance did not have a material impact on our consolidated results of operations or financial position.

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of the guidance will not have a material impact on our consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective such that the information  required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended July 3, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a putative class action lawsuit in the California Superior Court in Orange County against the Company asserting violations of applicable wage and hour and unfair competition laws , seeking monetary damages and injunctive relief.  The Company plans to vigorously defend all allegations. It is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on May 6, 2010, and incorporated herein by reference).

10.24	Amendment to Non-Employee Director Compensation Plan, (Filed herewith).

10.1	Second Amendment to Amended and Restated Credit Agreement, (filed as Exhibit 10.1 to Golfsmith International Holdings, Inc.’s Form 8-K filed on July 12, 2010, and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove (Filed herewith).

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)
Date: July 29, 2010

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: July 29, 2010