Form 10-Q
period 2010-10-02
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2010-10-27
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2010
$.001 par value	15,803,035 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 2, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 2, 2010	October 3, 2009	January 2, 2010
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$767,632	$3,703,161	$696,198
Receivables, net of allowances of $217,131, $230,763 and $220,733 at October 2, 2010, October 3, 2009 and January 2, 2010, respectively	1,998,339	1,606,503	1,949,411
Inventories	80,734,274	79,062,653	77,991,098
Prepaid expenses and other current assets	5,914,758	4,328,150	4,737,077

Total current assets	89,415,003	88,700,467	85,373,784

Property and equipment, net	58,126,118	56,661,763	56,475,787
Intangible assets, net	25,652,606	25,985,630	25,945,699
Other long-term assets	1,735,941	1,159,859	1,076,592

Total assets	$174,929,668	$172,507,719	$168,871,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,966,447	$35,917,806	$32,371,826
Accrued expenses and other current liabilities	14,934,597	14,233,461	19,491,865

Total current liabilities	48,901,044	50,151,267	51,863,691

Deferred rent liabilities	14,625,706	15,029,961	13,412,548
Long-term debt	42,636,399	33,680,721	36,000,000

Total liabilities	106,163,149	98,861,949	101,276,239

Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at October 2, 2010 and 100,000,000 shares authorized at each October 3, 2009 and January 2, 2010; and 15,803,035 shares issued and outstanding at October 2, 2010, 15,777,185 shares issued and outstanding at each October 3, 2009 and January 2, 2010	15,804	15,778	15,778
Preferred stock –$.001 par value; 10,000,000 shares authorized at October 2, 2010, October 3, 2009 and January 2, 2010; no shares issued and outstanding	—	—	—
Deferred stock units –$.001 par value; 454,998 shares outstanding at October 2, 2010, 314,998 shares outstanding at each October 3, 2009 and January 2, 2010	455	315	315
Additional paid-in capital	125,000,730	123,845,197	124,042,392
Accumulated other comprehensive loss	(163,888)	(205,904)	(153,609)
Accumulated deficit	(56,086,582)	(50,009,616)	(56,309,253)

Total stockholders’ equity	68,766,519	73,645,770	67,595,623

Total liabilities and stockholders’ equity	$174,929,668	$172,507,719	$168,871,862

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net revenues	$93,272,151	$90,586,270	$278,966,906	$274,176,044
Cost of products sold	61,187,785	59,534,966	182,790,788	180,166,834

Gross profit	32,084,366	31,051,304	96,176,118	94,009,210

Selling, general and administrative	31,529,010	29,490,794	93,163,244	89,481,609
Store pre-opening / closing expenses	262,198	144,400	719,864	255,011
Lease termination and impairment charges	1,349,970	—	1,349,970	—

Total operating expenses	33,141,178	29,635,194	95,233,078	89,736,620

Operating income (loss)	(1,056,812)	1,416,110	943,040	4,272,590

Interest expense	356,806	268,340	806,111	1,060,203
Other income, net	40,310	3,828	64,856	50,191

Income (loss) before income taxes	(1,373,308)	1,151,598	201,785	3,262,578

Income tax benefit (expense)	229,430	(51,967)	20,886	(507,556)

Net income (loss)	$(1,143,878)	$1,099,631	$222,671	$2,755,022

Net income (loss) per common share - basic	$(0.07)	$0.07	$0.01	$0.17
Net income (loss) per common share - diluted	$(0.07)	$0.07	$0.01	$0.17

Basic weighted average common shares outstanding	16,254,860	16,092,183	16,178,853	16,062,073

Diluted weighted average common shares outstanding	16,254,860	16,224,824	16,889,560	16,077,286

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Operating Activities
Net income	$222,671	$2,755,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,456,567	7,132,981
Provision for bad debt expense	205,162	204,989
Amortization of intangible assets	293,093	283,267
Amortization of debt issue costs	114,816	123,120
Stock-based compensation	904,148	599,468
Non-cash impairment charges	371,286	—
Change in operating assets and liabilities:
Accounts receivable	(224,441)	(122,484)
Inventories	(3,973,823)	10,186,005
Prepaids and other current assets	(1,316,357)	2,055,493
Other assets	(384,239)	(231,559)
Accounts payable	2,722,805	5,365,094
Accrued expenses and other current liabilities	(4,595,671)	(5,064,896)
Deferred rent	1,635,250	2,820,175

Net cash provided by operating activities	3,431,267	26,106,675

Investing Activities
Purchases of property and equipment	(9,652,926)	(7,020,497)

Net cash used in investing activities	(9,652,926)	(7,020,497)

Financing Activities
Principal payments on line of credit	(79,643,275)	(111,186,502)
Proceeds from line of credit	86,279,674	93,159,001
Debt issuance costs	(389,926)	—
Proceeds from exercise of stock options	54,354	—

Net cash provided by (used in) financing activities	6,300,827	(18,027,501)

Effect of exchange rate changes on cash	(7,734)	(10,525)

Change in cash	71,434	1,048,152
Cash, beginning of period	696,198	2,655,009

Cash, end of period	$767,632	$3,703,161

Supplemental cash flow information:
Interest payments	$800,043	$1,396,610
Income tax payments	$314,115	$327,386

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Golfsmith International, Inc. (“Golfsmith”) and Golfsmith’s subsidiaries. The Company has no operations other than its investment in Golfsmith. Accordingly, these unaudited condensed consolidated financial statements represent the operations of Golfsmith and its subsidiaries. All inter-company account balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three- and nine-month periods ended October 2, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 2, 2010, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2010.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended October 2, 2010 and October 3, 2009 both consisted of 13 weeks. The nine-month periods ended October 2, 2010 and October 3, 2009 both consisted of 39 weeks.

Foreign Currency Translation

The financial statements of the Company’s international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity, and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of accumulated other comprehensive income (loss). Gains and losses resulting from the revaluation of long-term intercompany receivable and payable balances are recorded in accumulated other comprehensive income (loss). Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the condensed consolidated statements of operations and were not material for the periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. There were no material changes to comprehensive income (loss) during the three and nine month periods ended October 2, 2010 and October 3, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at October 2, 2010 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

Reclassifications

Reclassification from store pre-opening/closing expenses to selling, general and administrative expense in the amount of $0.3 million and $0.1 million for the three and nine months ended October 3, 2009, respectively, related to relocation expenses incurred in 2009 for two stores that, after relocation, continued to meet the criteria of a comparable store. Reclassification from cost of products sold to selling, general and administrative expense in the amount of $0.1 million and $0.2 million for the three and nine months ended October 3, 2009, respectively, related to club manufacturing research and development expenses which are regarded as selling, general and administrative expense for fiscal 2010. Reclassifications from prepaid expenses and other current assets to accounts payable in the amount of $2.9 million and $2.3 million as of October 3, 2009 and as of January 2, 2010, respectively, related to vendor rebates and credits which have been netted against related outstanding balances in accounts payable for each of the periods then ended. The effect of these reclassifications is not material and did not affect the Company’s reported net income or cash flows.

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

In February 2010, the FASB amended the authoritative guidance it issued in May 2009 on subsequent events. The original guidance required SEC filers to evaluate subsequent events through the date of financial statement issuance and to disclose the date through which subsequent events have been evaluated. The guidance was amended so that SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The new guidance was effective immediately upon issuance of the amendment which was in February 2010. We do not anticipate that the adoption of the guidance will have an impact on the Company’s consolidated results of operations or financial position.

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

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

2. Basic and Diluted Net Income (Loss) Per Common Share

The calculation for basic net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding, including outstanding deferred common stock units (“DSUs”). Diluted net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding, including outstanding DSUs, adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include outstanding stock options.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income (loss)	$(1,143,878)	$1,099,631	$222,671	$2,755,022
Basic:
Weighted-average shares of common stock outstanding	15,799,862	15,777,185	15,787,957	15,777,185
Weighted-average shares of deferred common stock units outstanding	454,998	314,998	390,896	284,888

Shares used in computing basic net income (loss) per common share	16,254,860	16,092,183	16,178,853	16,062,073
Effect of dilutive securities (1):
Stock options	—	132,641	710,707	15,213

Shares used in computing diluted net income (loss) per common share	$16,254,860	$16,224,824	$16,889,560	$16,077,286

Basic net income (loss) per common share	$(0.07)	$0.07	$0.01	$0.17
Diluted net income (loss) per common share	$(0.07)	$0.07	$0.01	$0.17

(1)	Potentially dilutive shares of common stock include outstanding stock options. The computation of dilutive shares for the three months ended October 2, 2010 excluded 1,972,900 of outstanding options, because such outstanding options would have been anti-dilutive due to the Company’s net loss.

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

3. Income Taxes

In fiscal 2010 and 2009, the Company’s provision for income taxes consists primarily of state and foreign income taxes. Due to the utilization of the deferred tax assets relating to net operating losses, the Company does not anticipate paying U.S. federal income taxes in fiscal 2010.

The Company had $0.09 million in unrecognized tax benefits as of October 2, 2010. The unrecognized tax benefits relate to the uncertainty regarding deductions taken on tax returns that have not been examined by the applicable tax authorities. Absent further action by the applicable taxing authorities, the Company will recognize these benefits during the three months ended January 1, 2011 due the to the closing of open tax year. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

4. Debt

Credit Facility

On July 9, 2010, the Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) originally entered into on June 20, 2006, and as subsequently amended on September 26, 2007, was amended by entering into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the subsidiaries of the Company identified therein, as credit parties (the “Credit Parties”) and General Electric Capital Corporation, as administrative agent (the “Agent”) and lender. The term of the Credit Agreement has, pursuant to the Second Amendment, among other things, been extended 48 months from the effective date of the Second Amendment and expires on July 9, 2014. The Credit Agreement, as amended, (the “Credit Facility”) consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility. Borrowings incurred under the Credit Facility will be used for working capital and capital expenditures of the Borrowers and their subsidiaries (the “Loans”).

Interest Rate and Fees. Borrowings outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus two and three quarters of a percent (2.75%, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate,” which is equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, and (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over a quarter of a percent (0.25%, the “Applicable Revolver Index Margin”). Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During the three and nine months ended October 2, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.10% and 2.62%, respectively. The weighted average interest rate on the Company’s outstanding borrowings during the three and nine months ended October 3, 2009 was 2.47% and 2.71%, respectively.

Covenants and Events of Default. The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of October 2, 2010, October 3, 2009 and December 31, 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity. Available amounts under the Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 90% of the net amount of Borrowers’ eligible accounts, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the Borrowers’ eligible inventory, as defined in the Credit Facility, or (y) up to 90% of the Borrowers’ net orderly liquidation value of eligible inventory, plus (iii) the lesser of 63% of the fair market value of eligible real estate, as defined in the Credit Facility, and minus (iv) any reserves, as defined in the Credit Facility (reserves associated with gift card liability are 25% and customer deposits are 50% of the Borrowers’ book value). The Agent has the right to establish, modify or eliminate reserves against eligible inventory and accounts from time to time in its reasonable credit judgment. The Credit Facility stipulates that borrowing availability at any given time cannot be less than $3.5 million. In addition, when the available amount of the Loans is less than 15% of the borrowing base, the Agent may request that amounts in the Borrowers’ accounts be forwarded to a deposit account designated by the Agent.

At October 2, 2010, the Company had $42.6 million of outstanding borrowings under its Credit Facility and $18.4 million of borrowing availability after giving effect to all reserves. At October 3, 2009, the Company had $33.7 million of outstanding borrowings under its Credit Facility and $22.5 million of borrowing availability after giving effect to all reserves. At January 2, 2010, the Company had $36.0 million of outstanding borrowings under its Credit Facility and $17.8 million of borrowing availability after giving effect to all reserves.

Guarantees and Collateral. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Administrative Agent, for itself and for the benefit of the lenders, in substantially all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

The Company has no operations other than its investment in its wholly-owned subsidiary Golfsmith, and its liability under its Credit Facility. Golfsmith and its domestic subsidiaries comprise all of the Company’s assets, liabilities and operations, including its liabilities under its Credit Facility. There are no restrictions in the Credit Facility on the transfer of funds in the ordinary course of business between the Company, Golfsmith and any of Golfsmith’s domestic subsidiaries.

5. Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	October 2, 2010	October 3, 2009	January 2, 2010
Amortizable intangible assets:
Customer database - gross carrying amount	$3,454,205	$3,399,205	$3,454,205
Customer database - accumulated amortization	(3,031,850)	(2,643,826)	(2,738,757)

Total amortizable intangible assets	$422,355	$755,379	$715,448

Indefinite-lived intangible assets:
Patents	$100,000	$100,000	$100,000
Trade names	11,158,000	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251	13,972,251

Total indefinite-lived intangible assets	$25,230,251	$25,230,251	$25,230,251

Intangibles assets, net	$25,652,606	$25,985,630	$25,945,699

Amortization expense related to the Company’s customer database was approximately $0.1 million in each of the three-month periods ended October 2, 2010 and October 3, 2009, and was approximately $0.3 million in each of the nine-month periods ended October 2, 2010 and October 3, 2009. Amortization expense is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company’s customer database is being amortized over the estimated useful life of 9 years.

Future estimated amortization expense related to the Company’s customer database is as follows:

Remaining 2010	$111,841
2011	310,514

Total	$422,355

6. Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2019. Rent expense, net of sublease rental income, was $6.6 million and $5.5 million for the three-month periods ended October 2, 2010 and October 3, 2009, respectively, and was $18.1 million and $16.3 million for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively. Sublease rental income recorded as a reduction to rent expense was $0.3 million and $0.3 million for the three-month periods ended October 2, 2010 and October 3, 2009, respectively and was $0.8 million and $0.9 million for the nine-month periods ended October 2, 2010 and October 3, 2009, respectively.

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant. The guarantee provides that the Company will assume responsibility for rental payments in the event the subtenant defaults. The amounts of future rental payments as of October 2, 2010 are $0.1 million for 2010, $0.3 million for 2011 and $0.2 million for 2012. The Company believes the probability of loss on this guarantee is remote, and therefore it has not recorded an accrual related to the guarantee of these payments.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a putative class action lawsuit in the California Superior Court in Orange County against the Company asserting violations of applicable wage and hour and unfair competition laws, seeking monetary damages and injunctive relief. The Company plans to vigorously defend all allegations. It is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

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

7. Lease termination and impairment charges

During the third quarter of 2010, the Company recorded store closing and lease termination charges in the amount of $1.3 million, comprised of $0.3 million in lease termination charges, $0.4 million in fixed asset impairment charges and $0.6 million in future rent obligations. The fair value of the future rent obligation and early lease termination charges was determined based on the Company’s discounted cash obligation to the landlords of these properties, net of sublease reimbursements. As of October 2, 2010, these obligations are included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com, and our direct mail catalogs. As of October 2, 2010, we operated 75 retail stores in 21 states and 31 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972 we opened our first retail store, in 1975 we mailed our first general golf products catalog, and in 1997 we launched our Internet site designed to expand our direct-to-consumer business. We closed two retail stores during the three months ended October 2, 2010 and expect to open a new store in Naples, Florida during the fourth quarter of this year. Subsequent to the end of the quarter, we signed a lease for the opening of an additional retail store in the first quarter of fiscal 2011.

As a specialty retailer, we are affected by changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic factors such as unemployment, fuel and energy costs, weakness in the housing market, declines in securities markets and unavailability of consumer credit. During the current economic downturn, the demand for our products has been adversely impacted, as reflected in our results of operations for the last two years. In response to the lower demand, since fiscal 2008, we have been taking steps to reduce our cost structure and introduce increased operational efficiencies. We believe the reduced cost structure and operational efficiencies implemented thus far have positively impacted operating results despite the negative pressure on top line sales.

In addition to future new store openings, a major part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. We also anticipate continuing to develop a number of our existing proprietary brands in the future, as we continue our efforts to grow our proprietary brand revenue.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended October 2, 2010 and October 3, 2009 each consisted of 13 weeks. The nine-month periods ended October 2, 2010 and October 3, 2009 each consisted of 39 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three and nine month periods ended October 2, 2010 and October 3, 2009:

	Three Months Ended				Nine Months Ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
Net revenues (1)	$93,272,151	100.0%	$90,586,270	100.0%	$278,966,906	100.0%	$274,176,044	100.0%
Cost of products sold (2)	61,187,785	65.6%	59,534,966	65.7%	182,790,788	65.5%	180,166,834	65.7%

Gross profit	32,084,366	34.4%	31,051,304	34.3%	96,176,118	34.5%	94,009,210	34.3%
Selling, general and administrative	31,529,010	33.8%	29,490,794	32.6%	93,163,244	33.4%	89,481,609	32.6%
Store pre-opening / closing expenses (3)	262,198	0.3%	144,400	0.2%	719,864	0.3%	255,011	0.1%
Lease termination and impairment charges (4)	1,349,970	1.4%	—	0.0%	1,349,970	0.5%	—	0.0%

Total operating expenses	33,141,178	35.5%	29,635,194	32.7%	95,233,078	34.1%	89,736,620	32.7%

Operating income (loss)	(1,056,812)	-1.1%	1,416,110	1.6%	943,040	0.3%	4,272,590	1.6%
Interest expense	356,806	-0.4%	268,340	-0.3%	806,111	-0.3%	1,060,203	-0.4%
Other income, net	40,310	0.0%	3,828	0.0%	64,856	0.0%	50,191	0.0%

Income (loss) before income taxes	(1,373,308)	-1.5%	1,151,598	1.3%	201,785	0.1%	3,262,578	1.2%

Income tax benefit (expense)	229,430	0.2%	(51,967)	-0.1%	20,886	0.0%	(507,556)	-0.2%

Net income (loss)	$(1,143,878)	-1.2%	$1,099,631	1.2%	$222,671	0.1%	$2,755,022	1.0%

(1)	Revenues consist of merchandise sales, net of expected returns, from our stores and our direct-to-consumer channels, as well as gift card breakage.

(2)	Cost of products sold includes inbound freight, vendor discounts and rebates, as well as cooperative promotional vendor income that do not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation associated with our distribution and fulfillment center in Austin, Texas.

(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening. Store closing expenses include future net lease obligations, to the extent not covered by future subrental income, and payroll expenses and other charges associated with a store that has been closed.

(4)	Lease termination and impairment charges consist of impairment of fixed assets and future rent and operating expenses related to store closures.

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three and nine month periods ended October 2, 2010 and October 3, 2009:

	Three Months Ended				Nine Months Ended
	October 2, 2010	October 3, 2009	$ Change	% Change	October 2, 2010	October 3, 2009	$ Change	% Change
Comparable stores (1)	$73,566,946	$74,829,733	$(1,262,787)	-1.7%	$220,000,554	$222,332,911	$(2,332,357)	-1.0%
Non-comparable stores	4,265,302	785,732	3,479,570	442.8%	11,453,812	3,349,516	8,104,296	242.0%

Total stores (2)	77,832,248	75,615,465	2,216,783	2.9%	231,454,366	225,682,427	5,771,939	2.6%

Direct-to-consumer	13,323,430	12,589,784	733,646	5.8%	40,690,539	41,621,077	(930,538)	-2.2%
International distributors and other (3)	2,116,473	2,381,021	(264,548)	-11.1%	6,822,001	6,872,540	(50,539)	-0.7%

Net revenues	$93,272,151	$90,586,270	$2,685,881	3.0%	$278,966,906	$274,176,044	$4,790,862	1.7%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.

(2)	Included in total stores’ net revenues is $4.2 million, $14.1 million, $4.2 million and $13.2 million for the three and nine months ended October 2, 2010 and October 3, 2009, respectively, related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores.

(3)	Consists of sales made through our international distributors, through our distribution and fulfillment center near London, England and gift card breakage revenue.

Three Months ended October 2, 2010 compared to Three Months ended October 3, 2009

Net Revenues. Net revenues increased 3.0% to $93.3 million for the three months ended October 2, 2010 from $90.6 million for the three months ended October 3, 2009. The increase was primarily due to a $3.5 million increase in revenue from new stores and a $0.7 million increase in revenue from our direct-to-consumer channel partially offset by a decrease of 1.7% in comparable store sales during the three months ended October 2, 2010 as compared to the three months ended October 3, 2009.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.4% for the three months ended October 2, 2010 from 34.3% for the three months ended October 3, 2009. The increase in gross profit, as a percentage of net revenues, of 0.1%, was due to (1) an increase of 0.4%, as a percentage of net revenues, resulting from improved sales performance of higher margin categories and (2) an increase of 0.2%, as a percentage of net revenues, due to a decrease in shrink expense resulting from improvements in the current year physical inventory results. This increase was partially offset by a decrease of 0.5%, as a percentage of net revenues, in vendor allowances which were shifted to offset direct advertising costs this year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.9% to $31.5 million for the three months ended October 2, 2010 from $29.5 million for the three months ended October 3, 2009. As a percentage of net revenues, selling, general and administrative expense increased to 33.8% for the three months ended October 2, 2010 from 32.6% for the three months ended October 3, 2009. The increase in selling, general and administrative expense in absolute dollars primarily relates to new stores and net advertising expenses. The increase was partially offset by non-recurring litigation settlement costs recorded in the prior year third quarter of $0.4 million. The increase in selling, general and administrative expense, as a percentage of net revenue, relates to sales decreasing at a faster rate than operating expenses.

Store pre-opening / closing expenses. Store pre-opening / closing expenses for the three months ended October 2, 2010 primarily includes expenses related to the closing of two stores. Store pre-opening / closing expenses in the three months ended October 3, 2009 includes occupancy costs related to our retail store in Irvine, California, which opened in the fourth quarter of fiscal 2009.

Lease termination and impairment charges. Included in the three months ended October 2, 2010 is $1.3 million in asset impairment and lease termination charges associated with store closures. See Note 7 to our condensed consolidated financial statements.

Interest expense. Interest expense consists primarily of interest expense incurred on borrowings under our Credit Facility. For the three months ended October 2, 2010 and October 3, 2009, interest expense was $0.4 million and $0.3 million, respectively.

Other income, net. There were minimal changes in other income (expense), net during the three months ended October 2, 2010 as compared to the three months ended October 3, 2009. Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income.

Income tax benefit (expense). During the three-month periods ended October 2, 2010 and October 3, 2009, we recorded an income tax benefit of approximately $0.2 million and a nominal income tax expense, respectively, on a pre-tax loss and income of approximately $1.4 million and $1.2 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Nine Months Ended October 2, 2010 compared to Nine Months Ended October 3, 2009

Net Revenues. Net revenues increased 1.7% to $279.0 million for the nine months ended October 2, 2010 compared to $274.2 million for the nine months ended October 3, 2009. The increase was primarily due to an $8.1 million increase in new store revenues partially offset by a decrease of $0.9 million from our direct-to-consumer channel and a $2.3 million decrease in comparable store revenues during the nine months ended October 2, 2010 as compared to the nine months ended October 3, 2009.

In addition to the conditions discussed above, we believe our sales were impacted by colder and wetter weather conditions in the continental United States in the first quarter of fiscal 2010. Additionally, we believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products. For the eight months ended August 2010 golf rounds played decreased 3.6% as compared to the same period in the prior year.

Our net revenues continue to be negatively impacted by general economic conditions as well as a decrease in consumer confidence. The challenging economic climate is evidenced in our business by a highly competitive retail selling environment and decreasing retail store traffic. We anticipate that these conditions will continue to exist for the foreseeable future. However, in an effort to drive consumer demand, we continued to offer value-based promotions from many of the top manufacturers this year, which positively contributed to our net revenues.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.5% for the nine months ended October 2, 2010 from 34.3% for the nine months ended October 3, 2009. The increase in gross profit, as a percentage of net revenues, of 0.2%, was due to (1) an increase of 0.5%, as a percentage of net revenues, resulting from improved sales performance of higher margin categories and (2) an increase of 0.1%, as a percentage of net revenues, due to a decrease in shrink expense resulting from improvements in the current year physical inventory results. This increase was partially offset by a decrease of 0.4%, as a percentage of net revenues, in vendor allowances which were shifted to offset direct advertising costs this year.

Selling, general and administrative. Selling, general and administrative expense increased 4.1% to $93.2 million for the nine months ended October 2, 2010 from $89.5 million for the nine months ended October 3, 2009. As a percentage of net revenues, selling, general and administrative expense increased to 33.4% for the nine months ended October 2, 2010 from 32.6% for the nine months ended October 3, 2009. The increase in selling, general and administrative expense in absolute dollars primarily relates to new stores and net advertising expense in the current year. These increases were partially offset by one-time charges in the prior year associated with a litigation settlement and severance for our former Chief Financial Officer.

Store pre-opening / closing expenses. Store pre-opening / closing expenses increased to $0.7 million for the nine months ended October 2, 2010 as compared to $0.3 million for the nine months ended October 3, 2009. The increase in store pre-opening / closing expenses for the nine months ended October 2, 2010 was due to costs related to the closing of two stores and costs incurred for three new store openings. Store pre-opening / closing expenses in the nine months ended October 3, 2009 include occupancy costs related to our retail store in Irvine, California which opened in the fourth quarter of fiscal 2009 and costs related to the closing of one store in June 2009.

Lease termination and impairment charges. Included in the nine months ended October 2, 2010 is $1.3 million in asset impairment and lease termination charges associated with store closures. See Note 7 to our condensed consolidated financial statements.

Interest expense. Interest expense consists primarily of interest expense incurred on borrowings under our Credit Facility. For the nine months ended October 2, 2010, interest expense decreased by 24.0% to $0.8 million as compared to $1.1 million for the nine months ended October 3, 2009.

Other income, net. There were minimal changes in other income (expense), net during the nine months ended October 2, 2010 as compared to the nine months ended October 3, 2009. Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax benefit (expense). During the nine-month periods ended October 2, 2010 and October 3, 2009, we recorded a nominal income tax benefit and income tax expense of $0.5 million, respectively, on pre-tax income of approximately $0.2 million and $3.3 million, respectively. The tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 3 to our unaudited condensed consolidated financial statement for further discussion of the methods used to compute our tax provision in each fiscal year.

Liquidity and Capital Resources

As of October 2, 2010, our primary sources of liquidity consisted of cash totaling $0.8 million and $18.4 million of available borrowings under our Credit Facility which is more fully described in Note 4 of the Notes to Condensed Consolidated Financial

Statements, included in this Quarterly Report on Form 10-Q. As of October 2, 2010, we had outstanding debt obligations under our Credit Facility of $42.7 million.

Our capital expenditures depend on our ability to generate sufficient cash flows from operations as well as available borrowings under our Credit Facility. Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store retrofits, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2010, we anticipate incurring approximately $1.0 million in capital expenditures, excluding tenant improvement allowances, related primarily to one new store opening and investments in our information technology infrastructure.

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

Cash Flows

	Nine Months Ended
	October 2, 2010	October 3, 2009
Net cash provided by operating activities	$3,431,267	$26,106,675
Net cash used in investing activities	(9,652,926)	(7,020,497)
Net cash provided by (used in) financing activities	6,300,827	(18,027,501)
Effect of exchange rate changes on cash	(7,734)	(10,525)

Change in cash	$71,434	$1,048,152

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $3.4 million of cash for the nine months ended October 2, 2010 and provided $26.1 million of cash for the nine months ended October 3, 2009. The decrease in cash provided by operating activities during the nine months ended October 2, 2010, as compared to the nine months ended October 3, 2009 is due to increased inventory stock purchases in the current year quarter as a result of three new store openings as well as the timing of other working capital activities.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $9.7 million of cash for the nine months ended October 2, 2010 and $7.0 million of cash for the nine months ended October 3, 2009. Cash used during the current year primarily relates to three new store openings, several store remodels and investments in our information technology infrastructure. Cash used during the prior year relates to the build out of two new stores and the relocation of two existing stores.

Financing Activities

Financing activities provided $6.3 million of cash for the nine months ended October 2, 2010 and used $18.0 million of cash for the nine months ended October 3, 2009. Cash provided by and used in financing activities primarily relates to net draws and principal payments under our Credit Facility.

Indebtedness

As of October 2, 2010, we had approximately $42.6 million in aggregate indebtedness outstanding and $18.4 million in available borrowings under our Credit Facility, after giving effect to all reserves. At October 3, 2009, the Company had $33.7 million of borrowings outstanding under the Credit Facility and $22.5 million in available borrowings under our Credit Facility, after giving effect to all reserves. As of January 2, 2010, we had $36.0 million of outstanding borrowings under our Credit Facility and $17.8 million of borrowing availability after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of October 2, 2010, we were in compliance with all applicable covenants. See Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of the terms of our Credit Facility.

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

Off-Balance Sheet Arrangements

As of October 2, 2010, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In December 2009, the FASB issued additional authoritative guidance requiring new disclosures related to fair value measurements. The new guidance requires entities to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The guidance also requires entities to present separately information about purchases, sales, issuances, and settlements within Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not anticipate that the adoption of the guidance will have an impact on the Company’s consolidated results of operations or financial position.

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

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of the guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

Changes in Internal Control over Financial Reporting

During the quarter ended October 2, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [RESERVED]

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove.*

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)
Date: October 27, 2010

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: October 27, 2010