Form 10-K
period 2011-01-01
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2011-02-23
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

There were 15,806,035 shares of the registrant’s common stock issued and outstanding as of February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 1, 2011

COMPANY INFORMATION

Golfsmith International Holdings, Inc., the parent company of Golfsmith International, Inc., is a holding company that has no material assets other than all of the capital stock of Golfsmith International, Inc. In this Annual Report on Form 10-K, unless the context indicates otherwise, the term “Golfsmith” refers to Golfsmith International, Inc. and its subsidiaries. The term “Holdings” refers to Golfsmith International Holdings, Inc. and its subsidiaries. The terms “we,” “us” and “our” refer to disclosures that relate to both Golfsmith and Holdings. Our principal executive office is located at 11000 N. IH-35, Austin, Texas 78753-3195, and our telephone number is (512) 837-8810. Our Internet site address is www.golfsmith.com.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store remodels and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “potential,” “project,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. We note these factors pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include, but are not limited to:

•	the state of the economy;

•	the level of discretionary consumer spending;

•	changes in consumer preferences and demographic trends;

•	the number of golf participants and spectators, and general demand for golf;

•	our ability to successfully execute our multi-channel strategy;

•	expansion into new markets;

•	the intense competition in the sporting goods industry and actions by our competitors;

•	the cost of our products;

•	adverse or unseasonal weather conditions;

•	inadequate protection of our intellectual property;

•	our ability to protect our proprietary brands and reputation;

•	credit and equity markets, availability of credit and other financing, and financial markets in general;

•	the timing, amount and composition of future capital expenditures;

•	the timing and number of new store openings and our expectations as to the costs associated with new store openings;

•	assumptions regarding demand for our products and the introduction of new product offerings;

•	the timing and completion of the remodeling of our existing stores;

•	the fact that a majority of our shares are currently beneficially owned by a single stockholder who can control the election of our directors and approval of significant corporate transactions; and

•	other factors that we may not have currently identified or quantified.

Forward-looking statements are not guarantees of performance. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Where You Can Find Other Information

Our website is www.golfsmith.com. Information contained on our website is not part of this Annual Report. Information that we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I

Item 1. Business

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf and tennis retail industry. We operate as an integrated multi-channel retailer, providing our customers the convenience of shopping in our retail stores across the nation, through our Internet site, www.golfsmith.com, and from our catalogs. Our stores have knowledgeable employees and feature an activity-based shopping environment where our customers can test the performance of golf clubs in our in-store hitting areas as well as tennis equipment in selected stores. We offer an extensive product selection that features premier national brands, pre-owned clubs and our proprietary-branded products. We offer a number of customer services and customer care initiatives, including our club trade-in program, 30-day playability guarantee, 115% low-price guarantee, our proprietary credit card, in-store golf lessons, and SmartFit™, our custom club-fitting program. Our distribution and fulfillment center and management information systems support and integrate our distribution channels and provide a scalable platform to support future expansion.

We began in 1967 as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog. Over the next 36 years, we expanded our product offerings, opened more retail stores and grew our direct-to-consumer business by adding to our catalog product lines and expanding our direct-to-consumer network. In 1997, we launched our Internet site to further expand our direct-to-consumer business.

Store Operations

As of January 1, 2011, we operated 75 stores in 21 states and 33 markets. Additional information regarding the locations of our stores is set forth in Item 2. “Properties.”

We design our stores in a way that we believe will provide an exciting, activity-based shopping environment that resonates with the golf and tennis enthusiast and highlights our extensive product offerings. Our stores range in size from approximately 8,000 to 60,000 square feet, the average size being 20,000 square feet. Generally, 85% of our store layout is dedicated to selling and experiential area while 15% is used for office space and non-retail functions. Our store concept can vary in size and format to fit each market depending on local market demographics, competition, real estate prices and availability.

Each store offers premier-branded clubs, balls, apparel and accessories, as well as our proprietary-branded products including Clubmaker®, Golfsmith®, Killer Bee®, J.G.Hickory™, Lynx®, Profinity™, Snake Eyes®, TourTrek™, XPC®, Zevo®, Maggie Lane™, ZTech®, MacGregor® and others. Our stores offer club components, clubmaking tools, supplies and on-site clubmaking, custom club-fitting and club repair services. In addition, all of our stores offer hitting areas, putting greens, ball-launch monitor technology and club demos in a range-like setting. Every retail location offers an in-store kiosk that allows our customers to have access to approximately 36,000 stock keeping units, or SKUs, where they are able to order the requested item through us from one of our vendors, from our distribution and fulfillment center in Austin, Texas or from a different store location for delivery to a particular store or other destination as chosen by the customer. Certain stores also offer golf and tennis lessons as well as tennis equipment, tennis racquet maintenance and repair services. In addition, our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a larger assortment of demo clubs. In 2009, we launched a new activity-based superstore format called Golfsmith Xtreme™, which ranges from 30,000 to 40,000 square feet and features larger hitting bays than our other stores, custom fitting studios, as well as golf instruction from Professional Golf Association, or PGA, -certified professionals. Golfsmith Xtreme™ stores provide golfers and tennis players of all skill levels with an interactive environment to try out a variety of brand offerings.

We have entered into an agreement with GolfTEC Learning Centers to provide precision club-fitting and PGA-certified golf instruction to our customers. We had GolfTEC Learning Centers in 57 of our stores as of January 1, 2011.

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

Our retail stores accounted for 82.3% and 82.2% of our total net revenues in fiscal years ended January 1, 2011, or fiscal 2010, and January 2, 2010, or fiscal 2009, respectively.

Direct-to-Consumer

Our direct-to-consumer sales channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our customers an extensive line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 15.3% of net revenues in both fiscal years 2010 and 2009.

The direct-to-consumer segment rebounded in 2010 with revenue growth of 4.1%, $2.1 million in absolute dollars, over the prior year. We believe that certain management, strategic and tactical changes in this business have reversed the trend of declining sales which primarily resulted from the slowdown in our clubmaking business. Changes, including enhanced website functionality and leveraging of customer data, were made in our e-commerce business which has contributed to improvements in top and bottom lines. As part of our plan for fiscal 2011, we are leveraging our multi-channel capabilities in e-commerce, catalog and our retail stores.

Internet

We offer over 36,000 golf and tennis products through our Internet site, www.golfsmith.com. Through our Internet site, we seek to extend to the direct-to-consumer channel the innovative products offered in our retail stores. We have further enhanced the customer shopping experience by featuring, among other offerings, in-store pickup, advanced search functionality, product reviews, online SmartFit™ system, store and item locator, live chat and single click checkout.

Over the past year, the direct-to-customer channel has been strengthened by investments and improvements made in our e-commerce website. In 2010, we launched e-commerce enhancements in navigation, shopping cart efficiency, design and mobile technology. Leveraging consumer data, we focused on selective marketing, service, technology, people and international strategic initiatives in support of our e-commerce business and multichannel capabilities via in-store, catalog, e-commerce and call center teams.

We believe our Internet site complements our retail stores and our catalogs by building customer awareness of our brand and acting as an effective marketing vehicle for our products and services, including new product introductions, special product promotions and our online offerings of proprietary-branded products. We believe that our Internet site also drives traffic to our stores, as one of the most-used features on the Internet site is the store locator functionality.

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

Products and Merchandising

We offer a broad assortment of golf and tennis products, including our own proprietary golf brands, through all of our sales channels. We generally price our products consistently across all channels. We also tailor the merchandise selection in our stores to meet the regional preferences of our customers. By providing a wide-ranging in-depth assortment of products and services, we attract the full spectrum of customers, from avid to recreational golfers, as well as tennis enthusiasts and recreational tennis players, with buying interest across all of our price points.

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

Customer Service

We actively recruit avid golfers and tennis players to serve as sales associates because we believe that they bring enthusiasm to the shopping experience and are knowledgeable about the products we sell. We also target individuals with a strong retail background because we believe an understanding of retail sales is helpful to marketing and selling our products. We provide extensive product training to our associates so that they can provide our customers with informed assistance, and we test our associates’ knowledge periodically.

A component of the compensation for our sales force is sales commissions, which we believe motivates our associates to learn more about our product and service offerings and to demonstrate and explain to our customers the features and benefits of our products and services. We believe our compensation package allows us to recruit and retain a sales force that leads to a quality customer experience.

Marketing and Advertising

Our marketing and advertising programs are designed to promote our extensive selection of premier national brands and proprietary brands, unique services and national and local promotions and events. We emphasize our multi-channel business model by utilizing our in-store, catalog and Internet capabilities to provide the best shopping experience for our customers all centered around our core purpose: to inspire people to play better and love life more.

We employ a combination of print, television, radio, direct mail, e-mail, search engine marketing, online advertising, social media, outdoor media and grassroots marketing programs, as well as in-store events, to drive awareness of our brand. On the local level, we optimize the media mix in each geographic market we serve. The clustering of stores in particular markets allows local advertising techniques to be more cost-effective. Additionally, we have instituted local grassroots marketing efforts in select markets in an effort to increase communication and connections with customers and surrounding business communities that we believe will drive more business through increased brand awareness.

We adjust the frequency and intensity of our marketing activities based on the seasons within each particular market with an emphasis on key shopping periods, such as Father’s Day and the December holiday season. For example, we hold various theme or activity based promotions that are intended to drive additional traffic into our stores, including product demonstration days, appearances by PGA Tour professional golfers, tour vans and custom club fitting events. To reinforce our multi-channel marketing model, we coordinate these events across both our retail store and direct-to-consumer operations.

We also have an annual co-operative advertising program in which many of our vendors participate. This program provides vendors with differentiated co-operative advertising opportunities designed to take advantage of our targeted marketing capabilities, multi-channel business model and activity-based store environment.

Information Systems Management

Our core networking infrastructure, which serves as the backbone of our application landscape, is designed to provide security and is built upon the Cisco campus model. In addition, our communication lines, which are critical to our e-commerce business, are multi-vendor sourced and managed in redundant configurations.

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

Our in-store, point-of-sale system tracks all sales by category, style and item and allows us to compare current performance with historical and planned performance. The information gathered by this system also supports automatic replenishment of inventory and is integrated into product buying decisions. The system has an intuitive, user-friendly interface that minimizes new user training requirements, allowing our associates to focus on serving our customers.

Purchasing and Inventory Management

We have developed relationships with many of the major golf and tennis equipment vendors, giving us a diverse network of suppliers. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. In each of fiscal 2010 and fiscal 2009, three of our suppliers, TaylorMade-adidas, Callaway Golf and Titleist-Acushnet Co. each individually supplied at least 10% of our total purchases. We source most of our proprietary products from contract manufacturers in Asia who manufacture our equipment according to our specifications. We do not currently have any long-term supply contracts with our vendors, and all of our orders are made on a purchase-order basis.

Our primary inventory management objectives are (1) optimizing the efficiency and timeliness of the flow of products to our stores and the availability of product through our direct-to-consumer channel, (2) maintaining appropriate in-stock levels related to top selling product categories, and (3) optimizing our overall investment in inventory across all business channels. We manage our inventory in several ways, including daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems and reviewing item-level sales information to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our point-of-sale system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating schedule. In fiscal 2011, we intend to focus on increasing our merchandise gross margins through inventory assortment optimization and SKU reductions.

Distribution and Fulfillment

We have developed a hybrid distribution system that combines our central warehouse and distribution infrastructure with the direct-ship expertise of our vendors. This hybrid distribution model increases our flexibility to allocate inventory to stores on an as-needed basis, improving our in-stock positions. We operate a 240,000 square-foot distribution and fulfillment center in Austin, Texas, which handles selected store inventory replenishment and direct-to-consumer orders.

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

Off-course specialty retailers. Due to the fragmented nature of the golf industry, off-course specialty retailers vary significantly in size, strategy and geographic location. Some focus on specific areas of the country, and some have focused more heavily on a single channel, being slow to develop into other channels of commerce or develop multi-channel expertise. Our primary competitors in this category are Edwin Watts, Golf Galaxy, PGA Tour Superstore and World Wide Golf. In certain markets, we compete with one or more of these competitors.

Internet or catalog-specific retailers of golf equipment. Online and catalog retailers of golf equipment sell a wide selection of merchandise through the use of catalogs or the Internet. The products are competitively priced and the direct channel offers a certain convenience to consumers. However, catalog and Internet retailers are not able to offer hands-on product testing and fitting. These retailers typically have a limited channel focus that limits their ability for cross-channel marketing and selling as well as for cross-channel brand promotion. Our primary competitors who specialize in the catalog- and Internet-only categories are GolfDiscount.com , The Golf Warehouse, Rock Bottom Golf, Tennis Warehouse and 3balls.com.

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

On-course pro shops. On-course pro shops are located on-site at golf courses or on-site at other golf facilities such as driving ranges. These retailers typically have significantly smaller stores. While these shops generally have PGA professionals on staff, they generally offer a narrower selection of golf clubs and equipment, choosing to devote more of their limited space to showcasing apparel. These shops also generally do not offer advanced demonstrations, diagnostic, or testing equipment such as ball launch monitors.

Conventional sporting goods retailers. Conventional sporting goods retailers are generally large format 20,000 to 100,000 square-foot stores that offer a wide range of sporting goods merchandise covering a variety of categories, including merchandise related to most sports. These stores apply a single-store format to numerous specialty areas. Prices at these stores are generally competitive, but we believe that the limited space they devote to golf and tennis products restricts the breadth of their golf and tennis offerings. These retailers often do not have access to some premier national brands, and access to the assortment of lines of some brands that they do carry may be limited. Most do not have PGA-certified professionals, advanced demonstration and trial facilities or club repair services. Our largest competitors in this category are Dick’s Sporting Goods, The Sports Authority and Academy Sports + Outdoors.

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

Proprietary Rights and Intellectual Property

We are the exclusive licensee in many countries for the trademarks MacGregor®, DX®, EYE-O-MATIC®, MACTEC®, MT®, RESPONSE®, TOURNEY®, and VIP® for golf equipment. We also own a license to use the trademark HANK HANEY® for golf training equipment and Goodyear® for grips.

On May 20, 2009, we entered into a license agreement with MacGregor Golf Company. Under the terms of the license agreement, we obtained an exclusive perpetual license and sub-license in and to certain MacGregor® trademarks throughout the United States, Canada, Europe, Africa, South America and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010. Ownership of these trademarks will transfer to Golfsmith three years from the effective date of the license agreement, at which time Golfsmith will also obtain a 50% ownership interest in MacGregor Corp., a non-operating holding entity that licenses certain trademarks to MacGregor Golf Company. On September 24, 2009, MacGregor Golf Company assigned its rights in the MacGregor® portfolio of trademarks and its 50% ownership interest in MacGregor Corp. to CKF6 Holdings, LLC. CKF6 Holdings, LLC assumed the place of MacGregor Golf Company in the license agreement with Golfsmith.

We use the trade names Golfsmith™ and Golfsmith Xtreme™, and our proprietary-brand trademarks and service marks include Clubmaker®, Golfsmith®, Killer Bee®, J.G.Hickory™, Lynx®, Profinity™, Snake Eyes®, TourTrek™, XPC®, Zevo®, Maggie Lane™, ZTech® and MacGregor®. We develop and promote proprietary merchandise in the majority of our golf-related product categories, including clubs, club components, apparel, golf bags and covers, pull and push carts, shoes, furnishings, accessories, training aids and gifts.

We believe that our trade names, trademarks and service marks have important value and are integral to building our name recognition.

Employees

We typically staff our stores with a general manager, one to four assistant managers, depending on the size of the store, and, on average, 15 to 20 full-time and part-time sales employees, depending on store volume and time of year. At January 1, 2011, we employed a total of 796 full-time and 825 part-time personnel, including 506 full-time and 795 part-time personnel at our retail stores. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters of each fiscal year. None of our work force is unionized.

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

With the exception of the retail store at our Austin campus, we lease all of our retail stores. We lease a total of approximately 1.5 million square feet of aggregate retail space in various locations. All leased premises are held under long-term leases with differing provisions and expiration dates from January 2012 through June 2022. Our lease rents are generally fixed amounts with scheduled rent increases over the lease term. We also have six leases that include percentage rent requirements based on net revenues, as defined in the respective lease agreements. Most leases contain provisions permitting us to renew for one or more specified terms.

Information regarding our owned properties and non-store leased facilities at January 1, 2011 is as follows.

Location	Size (sq. ft.)	Facility Type	Owned / Leased	Lease Termination Date
Austin, Texas	60,000	Office, Corporate Headquarters	Owned	n/a
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned	n/a
Austin, Texas	41 Acres	Campus, Driving Range and Training Facility	Owned	n/a
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased	1/2/15

The following table shows the number of our stores by state at January 1, 2011:

Location	Number of Stores
Alabama	1
Arizona	4
California	14
Colorado	3
Connecticut	1
Florida	7
Georgia	2
Illinois	5
Indiana	1
Kansas	1
Michigan	3
Minnesota	3
New Jersey	6
New York	5
North Carolina	1
Ohio	2
Oregon	2
Pennsylvania	1
Tennessee	1
Texas	11
Wisconsin	1

75

Item 3. Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated plaintiffs, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against us asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, Golfsmith reached an agreement to settle the O’Flynn claim, subject to court approval. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of January 1, 2011.

On June 3, 2010, Ed Leo, on behalf of himself and all others similarly situated plaintiffs, filed a class action lawsuit against us in the California Superior Court of San Diego County in connection with a Women’s Night promotional event held by the Company on March 25, 2010. The plaintiff’s claim is based on alleged violations of the Unruh Act, California legislation which has been interpreted to prohibit promotional activities that discriminate on the basis of certain protected classes. While the plaintiffs in this action have alleged that the Company engaged in conduct that was discriminatory and actionable, the Company disputes these claims and intends to vigorously contest the lawsuit. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market under the ticker symbol “GOLF.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock as reported by NASDAQ.

	Stock Price
	FY 2010		FY 2009
	High	Low	High	Low
First Quarter	$4.20	$2.16	$1.17	$0.70
Second Quarter	5.14	3.35	1.65	0.95
Third Quarter	4.08	2.75	3.00	1.44
Fourth Quarter	3.25	2.40	2.70	1.85

At January 1, 2011, there were approximately 63 stockholders of record of our common stock. A stockholder of record is the individual or entity that an issuer carries in its records as the registered holder and is not necessarily reflective of beneficial ownership of the shares. We currently do not pay dividends on our capital stock.

Dividend Policy

We have not paid cash dividends on our common stock, and it is not anticipated that any cash dividends will be paid on our common stock in the near future. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.

Securities Authorized for Issuance

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes. See the cautionary statement regarding forward-looking statements on page 3 of this Annual Report for a description of important factors that could cause actual results to differ from expected results.

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs. As of January 1, 2011, we operated 75 retail stores in 21 states and 33 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, in 1975, we mailed our first general golf products catalog, and in 1997, we launched our Internet site designed to expand our direct-to-consumer business.

During 2010, we opened four new stores in three new geographic markets and closed three existing stores. In 2010, we signed leases for the opening of two new retail stores in the spring of 2011. In the future, we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing markets.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that may impact our customers. The demand for our products may be affected by the financial health of our customers, which may be adversely influenced by macroeconomic issues such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. During the recent economic downturn, the demand for our products was adversely impacted as reflected in our results of operations for fiscal years 2010 and 2009. In response to this, beginning in fiscal 2008 and continuing into fiscal 2010, we have taken significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to drive additional profitability.

In addition to future new store openings, a significant part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. In addition, we anticipate continuing to develop a number of our existing proprietary brands in the future, as we continue our efforts to grow our proprietary brand business.

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

In addition to general economic conditions, sales of golf products are also affected by the popularity of golf, increases and decreases in the number of golf participants and the number of rounds played annually in the United States. The popularity of golf is directly related to the popularity of golf magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media or attendance at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels may reduce the visibility of the brands that we sell and could cause a decrease in our sales of golf products. The National Golf Foundation’s recent study on golf participation in the U.S. projects growth in participation between 2010 and 2020 of 1.0% annually. Because of an anticipated slow growth rate in the golf industry, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks or 14 weeks.

Results of Operations

The following table presents our audited consolidated statements of operations for fiscal years 2010 and 2009 and the related percentage of total net revenues:

	Fiscal Year Ended
	January 1, 2011		January 2, 2010		$ Change
Net revenues (1)	$351,851,394	100.0%	$338,025,688	100.0%	$13,825,706
Cost of products sold (2)	232,311,169	66.0%	222,536,657	65.8%	9,774,512

Gross profit	119,540,225	34.0%	115,489,031	34.2%	4,051,194
Selling, general and administrative	120,377,666	34.2%	117,272,149	34.7%	3,105,517
Store pre-opening expenses (3)	737,898	0.2%	292,803	0.1%	445,095
Store closing, lease termination and impairment charges (4)	2,705,836	0.8%	44,716	0.0%	2,661,120

Total operating expenses	123,821,400	35.2%	117,609,668	34.8%	6,211,732
Operating loss	(4,281,175)	-1.2%	(2,120,637)	-0.6%	(2,160,538)
Interest expense	1,262,053	0.4%	1,304,625	0.4%	(42,572)
Other income (expense), net	67,781	0.0%	63,497	0.0%	4,284

Loss before income taxes	(5,475,447)	-1.6%	(3,361,765)	-1.0%	(2,113,682)
Income tax expense	(17,898)	0.0%	(182,850)	-0.1%	164,952

Net loss	$(5,493,345)	-1.6%	$(3,544,615)	-1.0%	$(1,948,730)

(1)	Revenues consist of merchandise sales, net of expected returns, from our stores and our direct-to-consumer business, as well as gift card breakage.
(2)	Cost of products sold includes inbound freight, vendor discounts and cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas.
(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening.
(4)	Fiscal 2010 includes charges for lease terminations, future rent obligations, asset impairments, payroll and other costs associated with five retail locations, three of which were closed during the third and fourth quarter. (See Notes 5 and 11 to our audited consolidated financial statements). Fiscal 2009 includes exit charges associated with one store closure in June 2009.

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for fiscal year 2010 and 2009:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	$ Change	% Change
Comparable stores (1)	$274,115,179	$273,182,284	$932,895	0.3%
Non-comparable stores	15,346,563	4,770,641	10,575,922	221.7%

Total stores (2)	289,461,742	277,952,925	11,508,817	4.1%
Direct-to-consumer	53,759,102	51,626,154	2,132,948	4.1%
International distributors and other (3)	8,630,550	8,446,610	183,940	2.2%

Net revenues	$351,851,394	$338,025,689	$13,825,705	4.1%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.
(2)	Included in total stores’ net revenues is $17.9 million and $16.5 million in fiscal 2010 and fiscal 2009, respectively, related to sales transacted online and either picked up or shipped from one of our retail stores.
(3)	Consists of sales made through our international distributors and our distribution and fulfillment center near London, England and miscellaneous other revenue items.

Net Revenues. Net revenues increased 4.1% to $351.9 million for fiscal 2010 as compared to $338.0 million for fiscal 2009. The increase was primarily due to a $11.5 million increase in our store revenues and an increase of $2.1 million from our direct-to-consumer channel. Our comparable store revenues increased $0.9 million, or 0.3%, during fiscal 2010, as compared to fiscal 2009. In addition to an increase in sales among our existing retail locations, net revenues benefited from $10.6 million in sales associated with expansion of our store base during 2010 and a 4.1% increase in direct-to-consumer revenues.

Despite the adverse economic climate and the low level of consumer confidence which prevailed throughout the majority of fiscal 2010, we achieved net revenue growth through an expansion of our store base and by offering more value-based promotions from many top manufacturers. We believe that management, strategic and tactical changes in our direct-to-consumer channel have reversed the trend of declining sales which resulted primarily from the slowdown in our clubmaking business. In 2010, we launched e-commerce enhancements in navigation, shopping cart efficiency, design and mobile technology. Leveraging consumer data, we focused on selective marketing, service, technology, people and international strategic initiatives in support of our e-commerce business and multichannel capabilities via in-store, catalog, e-commerce and call center teams.

While this strategy resulted in revenue gains during 2010, the economic environment remains challenging. We believe that golf rounds played in the United States, a leading indicator of golf participation tracked by Golf Datatech L.L.C., affects potential sales of our products. For fiscal 2010, golf rounds played decreased 2.3% compared to fiscal 2009.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, decreased to 34.0% in fiscal 2010 from 34.2% in fiscal 2009. The decline in gross profit, as a percentage of net revenues, of 0.2%, was due primarily to a decrease of 0.6%, as a percentage of net revenues, in vendor allowances related to inventory purchases and a decrease of 0.3%, as a percentage of net revenues, in vendor funded promotions. This decrease was almost entirely offset by a 0.6% increase, as a percentage of net revenues, resulting from improved sales performance of higher margin categories, such as clubs and softlines.

Selling, general and administrative. Selling, general and administrative expense increased 2.6% to $120.4 million in fiscal 2010 from $117.3 million in fiscal 2009. The increase in selling, general and administrative expense in absolute dollars primarily relates to new stores and net advertising expense in the current year. This increase was partially offset by savings which resulted from our closure of three stores during 2010 and $0.9 million in charges associated with a litigation settlement and severance for our former Chief Financial Officer in fiscal 2009. As a percentage of net revenues, selling, general and administrative expense decreased to 34.2% in fiscal 2010 from 34.7% in fiscal 2009. The decline, as a percentage of revenue, over the previous year was due to a 0.6% reduction in overhead, maintenance, professional services and other administrative charges which resulted primarily from our ongoing efforts to better align fixed costs with net revenues and improve profitability. As a percentage of revenue, sales, general and administrative expense declined an additional 0.4% as a result of an increase in vendor allowances related to our ongoing advertising programs during fiscal 2010. This 1.0% decrease in selling, general and administrative expenses, as a percentage of net revenue, was partially offset by a 0.5% increase in advertising and promotional expense resulting primarily from our expansion into four new stores.

Store pre-opening expenses. Store pre-opening expenses increased to $0.7 million in fiscal 2010 from $0.3 million in fiscal 2009. The increase in store pre-opening expenses was due to costs incurred for four new store openings during 2010. Store pre-opening expenses during the prior year include occupancy costs related to one retail store which opened in the fourth quarter of fiscal 2009.

Store closing, lease termination and impairment charges. In fiscal 2010, we recorded $2.7 million in store closing, lease termination and asset impairment charges associated with five retail locations, three of which were closed during the third and fourth quarter. (See Notes 5 and 11 to our audited consolidated financial statements). Fiscal 2009 includes exit charges associated with one store closure which had an expiring lease in the year closed.

Interest expense. Interest expense consists of interest incurred on borrowings under our credit facility. In fiscal 2010 and 2009, we recorded interest expense of $1.3 million. As a percentage of net revenues, interest expense remained constant year over year at 0.4%.

Other income (expense), net. Other income (expense), net includes realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income. Other income (expense), net remained constant at $0.1 million in fiscal 2010 and fiscal 2009.

Income tax expense. During fiscal 2010 and fiscal 2009, we recorded $0.0 million and $0.2 million of income tax expense, respectively, on pre-tax loss of approximately $5.5 million and $3.4 million, respectively. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to an increase in our valuation allowances for our deferred tax assets. Fiscal 2010 also includes a $0.1 million tax benefit associated with previously filed foreign tax returns. See Note 9 to our audited consolidated financial statements for further discussion of the methods used to compute our income tax expense in each fiscal year.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2010 and fiscal 2009. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal 2010				Fiscal 2009
	Q1	Q2	Q3 (1)	Q4 (1)	Q1	Q2	Q3	Q4
Net revenues	$67,648,539	$118,046,216	$93,272,151	$72,884,488	$68,792,904	$114,796,870	$90,586,270	$63,849,644
Gross profit	22,764,484	41,327,268	32,084,366	23,364,107	22,770,466	40,077,484	30,976,184	21,664,897
Operating (loss) income	(5,338,180)	7,338,032	(1,056,812)	(5,224,215)	(5,395,689)	8,252,169	1,416,110	(6,393,227)
Net (loss) income	$(4,828,982)	$6,195,531	$(1,143,878)	$(5,716,016)	$(5,126,313)	$6,781,704	$1,099,631	$(6,299,637)
Comparable store sales percentage change	-0.6%	-0.8%	-1.7%	6.4%	-11.6%	-9.5%	-8.5%	0.9%
Net revenues as a percentage of full year results	19.2%	33.6%	26.5%	20.7%	20.4%	34.0%	26.8%	18.9%

(1)	The third and fourth quarter of fiscal 2010 include $1.6 million and $1.1 million in store closing, lease termination and asset impairment charges, respectively, associated with five retail locations, three of which were closed during the current year ended. (See Notes 5 and 11 to our audited consolidated financial statements).

As a result of the seasonal fluctuations in our business, we experience a concentration of sales in the period leading up to and during the warm weather golf season, as well as the December holiday gift-giving season. The increase in sales during these periods has historically contributed a greater percentage to our annual net revenues and annual net operating income (loss) than other periods in our fiscal year. Our net revenues have historically been highest during the second and third quarters of each year, because of increased sales during the warm weather golf season. Also, our operating profit in our off-season quarters may be even lower because we make decisions regarding merchandise well in advance of the season in which it will be sold, and incur significant additional expenses leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing out catalogs, advertising, creating in-store promotions and hiring additional employees.

Our results of operations are also subject to quarterly variation due to factors other than seasonality. For example, the timing of the introduction of product innovations can impact our results of operations.

We also incur significant expenses associated with opening new stores and closing retail locations. The timing of opening new retail stores impacts our quarterly operating expenses and our quarterly net income (loss).

Due to these and other factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Liquidity and Capital Resources

As of January 1, 2011, our primary source of liquidity consisted of cash totaling $0.2 million and $18.5 million of available borrowings under our credit facility which is more fully described in Note 4 to our audited consolidated financial statements. As of January 1, 2011, we had outstanding debt obligations under our credit facility of $40.4 million.

Historically, cash flows generated from operations and our borrowing capacity under our credit facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, store remodels, advertising and other capital expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. In fiscal 2011, we anticipate incurring approximately $9.0 million in capital expenditures, net of tenant improvement allowances, related primarily for new store openings, various store remodels and investments in our information technology infrastructure. However, our capital expenditures will depend on our ability to generate sufficient cash flows from operations as well as available borrowings under our line of credit.

If cash generated from operations and available borrowings under our credit facility are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. If cash from operations and cash available under our credit facility are not sufficient to meet our needs, we cannot assure you that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our credit facility expires in July 2014.

Cash Flows

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Net cash provided by operating activities	$8,609,127	$22,655,233
Net cash used in investing activities	(13,148,481)	(8,929,476)
Net cash provided by (used in) financing activities	4,057,315	(15,708,223)
Effect of exchange rate changes on cash	(9,819)	23,655

Change in cash	$(491,858)	$(1,958,811)

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $8.6 million of cash in fiscal 2010 as compared to $22.7 million in fiscal 2009. The decrease in cash provided by operating activities during fiscal 2010, as compared to fiscal 2009 is primarily due to increased inventory receipts in fiscal year 2010 as a result of four new store openings as well as the timing of other working capital activities.

Investing Activities

Cash used in investing activities includes investments to build new stores, remodel or relocate existing stores, investments in our information technology infrastructure and capital expenditures for distribution facilities and corporate headquarters. Investing activities used $13.1 million of cash in fiscal 2010 and $8.9 million during fiscal 2009. Cash used during the current year primarily relates to four new store openings, several store remodels and investments in our information technology infrastructure. Cash used during the prior year relates to the build out of two new stores and the relocation of two existing stores.

Financing Activities

Financing activities provided $4.1 million of cash in fiscal 2010 and used $15.7 million of cash in fiscal 2009. Cash provided by and used in financing activities primarily relates to net draws and principal payments under our credit facility.

Indebtedness

As of January 1, 2011, we had approximately $40.4 million in aggregate indebtedness outstanding and $18.5 million in available borrowings under our credit facility, after giving effect to all reserves. As of January 1, 2010, we had approximately $36.0 million in aggregate indebtedness outstanding and $16.1 million in available borrowings under our credit facility, after giving effect to all reserves.

Our credit facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The credit facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 to our audited consolidated financial statements), among other things to, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of January 1, 2011, we were in compliance with all applicable covenants. See Note 4 to our audited consolidated financial statements for further discussion of the terms of our credit facility.

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

Contractual Obligations

We leased 74 of the 75 stores that we were operating at January 1, 2011. The following table of our contractual obligations at January 1, 2011, summarizes the aggregate effect that our lease, credit facility and purchase obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	4 - 5 Years	After 5 Years
Operating leases, net (1)	$147,561,983	24,702,001	$46,650,322	$36,606,125	$39,603,535
Credit facility	40,390,034	—	40,390,034	—	—
Interest requirements (2)	5,018,934	1,424,503	2,852,909	741,522	—
Purchase obligations (3)	10,030,951	9,277,024	710,508	43,419	—

Total	$203,001,902	$35,403,528	$90,603,773	$37,391,066	$39,603,535

(1)	Includes future minimum lease payments and sublease rental income.
(2)	The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our credit facility at January 1, 2011 using interest rates in effect at such time.
(3)

Consists of minimum royalty payments, services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. This item also includes five quarterly installments totaling $1.1 million for the purchase of an exclusive perpetual license in and to certain MacGregor® trademarks beginning in May 2010 (see Note 5 to our audited consolidated financial statements).

We previously entered into a guarantee agreement in conjunction with assigning one of our leases to a subtenant which provides that we will assume responsibility for rental payments in the event the subtenant defaults. During the fourth quarter of 2010, the tenant to which the lease was assigned filed for bankruptcy, and we recorded a charge of $0.3 million for our estimated obligation associated with this event. The lease has future minimum lease payments of $0.3 million and $0.2 million for fiscal years 2011 and 2012, respectively. In addition, we are liable for other expenses related to the above lease, such as property taxes and common area maintenance, which were previously paid by the bankrupt tenant.

Off-Balance Sheet Arrangements

As of the end of fiscal 2010, we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty. We have chosen accounting policies that we believe are appropriate to report accurately and fairly (in accordance with Generally Accepted Accounting Principles), our operating results and financial position, and we apply those accounting policies in a consistent manner. We believe that the following accounting policies are the most critical in the preparation of our audited consolidated financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

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

Product Return Reserves

Our revenues are reported net of sales returns. Our return policy generally allows our customers to return purchased products for a refund or in exchange for new products within 30 days of receipt. We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. We record reserves as a percentage of gross revenues on a monthly basis at rates commensurate with the latest historical twelve-month trends within the distribution channel in which the sales occur. As a percentage of gross revenues, sales returns, inclusive of sales returns reserves, was 3.4% and 3.2% in fiscal 2010 and fiscal 2009, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.

A 10% change in our product returns reserve liability at January 1, 2011, would have affected net loss by approximately $0.05 million in fiscal 2010.

Inventory Valuation

Merchandise inventories are carried at the lower of cost or market. Cost is the sum of expenditures, direct and indirect, incurred to bring inventory to its existing condition and location. Cost is determined using the First-In-First-Out Weighted Average Cost Method. We write down inventory value for damaged, obsolete, excess and slow-moving condition and for inventory shrinkage due to anticipated book-to-physical adjustments. Based on our historical results, using various methods of disposition, we estimate the price at which we expect to sell this inventory to determine the potential loss if those items are later sold below cost. The carrying value for inventories that are not expected to be sold at or above costs are then written down. A significant adjustment in these estimates or in actual sales may have a material adverse impact on our results of operation and financial position.

On a monthly basis, we write-down inventory for estimated shrinkage based on management’s estimates and record as a percentage of net revenues at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the audited consolidated statements of operations for fiscal 2010 and fiscal 2009 was 0.7% and 0.8% of net revenues, respectively. Inventory shrinkage expense recorded in each fiscal year is the result of inventory shrink loss for the respective period, including the results of physical inventory cycle counts made during each period.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete or inventory loss reserves during the past two fiscal years.

A 10% difference in our actual total inventory reserves at January 1, 2011, would have affected net loss by approximately $0.2 million.

Vendor Rebates and Promotions

We receive income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with individual suppliers and income is earned as buying levels are met. These agreements are effective for a twelve-month period and are negotiated annually at the beginning of the calendar year. During fiscal 2010, we entered into agreements with 173 merchandise suppliers. Rebate income is recorded as a reduction of the cost of inventory purchased from the respective supplier and is recognized as cost of products sold when the related merchandise is sold.

Cooperative promotional income received for reimbursement of incremental direct advertising costs is recorded as a reduction of selling, general and administrative expense. Any promotional income received that does not pertain to incremental direct advertising costs is recorded as a reduction to inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $6.9 million and $5.2 million in fiscal 2010 and 2009, respectively. Cooperative promotional income received and recorded as a reduction to cost of products sold was approximately $0.5 million and $2.3 million in fiscal year 2010 and 2009, respectively. Our receivable for total uncollected vendor rebates and promotional income of approximately $0.2 million is included in prepaid and other current assets as of January 1, 2011.

Stock-Based Compensation

We calculate and record compensation expense over the estimated service period in our audited consolidated statements of operations based on the calculated fair values of the related awards at the time of issuance or modification. We have used the Black-Scholes option pricing model to estimate the fair value of stock options and stock awards granted. This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In both fiscal 2010 and fiscal 2009, we have calculated volatility based on an equal 50% combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. We believe the calculated basis for expected volatility provides a more reasonable measurement of our expected future volatility rate than using solely the four years of historic trading value of our shares. The expected term utilized is calculated based on the average vesting terms and the contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

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

Long-lived and Intangible Assets

We evaluate our long-lived assets, which include our property and equipment and our definite-lived intangible asset (which is our customer database), for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. In fiscal 2010, we recorded $0.5 million in non-cash charges related to the impairment of fixed assets associated with three retail locations. We recorded no expense for impairment of long-lived assets in fiscal 2009.

We assess the carrying value of our indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. Our indefinite-lived intangible assets include our trade name and trademarks. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If their carrying amount exceeds their estimated fair value, an impairment loss shall be recognized in an amount equal to that excess. We base our measurement of fair value of indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands and the appropriate royalty rate. We combine our trademarks into a single unit of account for purposes of testing impairment for the following reasons: (1) we believe that utilizing our proprietary brands as a group represents the highest and best use of the assets and (2) our marketing and branding strategies indicate that our trademarks are complementary. In the fourth quarters of fiscal 2010 and fiscal 2009, we performed our annual impairment test for our indefinite-lived intangible assets and determined that they were not impaired.

Factors that are considered by management in assessing for impairments include, but are not limited to, our performance relative to our projected or historical results, our intended use of the assets and our strategy for our overall business, as well as industry and economic trends. To the extent these future revenue projections or our strategies change, our estimates regarding impairment may differ from our current estimates and such differences may be material.

Store Closure Costs

In the month we close a store, we recognize an expense related to the future lease obligation net of estimated sublease rental income and any contractual lease buyouts directly related to the associated store closure. Store closure costs also include severance costs and other liabilities. We are required to make judgments about these exit costs. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect these estimates.

During fiscal 2010, we recorded $2.2 million in store closure, lease termination and asset impairment charges associated with three retail locations which were closed during the third and fourth quarter of the current year. (See Notes 5 and 11 to our audited consolidated financial statements). In fiscal 2009, we closed one store which had an expiring lease in the year closed. We did not record any material store closure costs due to this closure. At this point in time, we have made no decisions to close any existing stores; however, we continue to evaluate our current locations and determine store closures based on a variety of criteria such as expected store profitability, competition and local demographic characteristics.

Operating Leases

Other than our Austin campus, which we own, we have entered into operating leases for our retail locations. We leased 74 of the 75 stores that we were operating at January 1, 2011. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of gross sales in excess of specified levels, as defined in the respective lease agreements. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the leases to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of gross sales lease provisions when we determine it is probable that the specified levels will be reached during any given period.

Income Taxes

A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. At January 1, 2011, we recorded a full valuation allowance against all but an immaterial amount of our accumulated net deferred tax assets of $22.4 million due to the uncertainties regarding the realization of deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. We had no unrecognized tax benefits at January 1, 2011.

Recent Accounting Pronouncements

In December 2009, the FASB issued additional authoritative guidance requiring new disclosures related to fair value measurements. The new guidance requires entities to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The guidance also requires entities to present separately information about purchases, sales, issuances, and settlements within Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

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

For the Year Ended January 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Golfsmith International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended January 1, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at January 1, 2011 and January 2, 2010 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Austin, Texas

February 23, 2011

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash	$204,340	$696,198
Receivables, net of allowances of $107,757 and $220,733 at January 1, 2011 and January 2, 2010, respectively	2,011,241	1,949,411
Inventories	79,417,087	77,991,098
Prepaid expenses and other current assets	6,891,261	4,737,077

Total current assets	88,523,929	85,373,784
Property and equipment, net	58,925,620	56,475,787
Intangible assets, net	25,524,016	25,945,699
Other long-term assets	2,057,363	1,076,592

Total assets	$175,030,928	$168,871,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,694,830	$32,371,826
Accrued expenses and other current liabilities	20,393,614	19,491,865

Total current liabilities	56,088,444	51,863,691
Deferred rent liabilities	15,344,004	13,412,548
Long-term debt	40,390,034	36,000,000

Total liabilities	111,822,482	101,276,239
Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at January 1, 2011 and 100,000,000 shares authorized at January 2, 2010; and 15,806,035 shares issued and outstanding at January 1, 2011, 15,777,185 shares issued and outstanding at January 2, 2010	15,807	15,778
Preferred stock –$.001 par value; 10,000,000 shares authorized at January 1, 2011, and January 2, 2010; no shares issued and outstanding	—	—
Deferred stock units –$.001 par value; 454,998 shares outstanding at January 1, 2011, 314,998 shares outstanding at January 2, 2010	455	315
Additional paid-in capital	125,247,156	124,042,392
Accumulated other comprehensive loss	(252,374)	(153,609)
Accumulated deficit	(61,802,598)	(56,309,253)

Total stockholders’ equity	63,208,446	67,595,623

Total liabilities and stockholders’ equity	$175,030,928	$168,871,862

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Net revenues	$351,851,394	$338,025,688
Cost of products sold	232,311,169	222,536,657

Gross profit	119,540,225	115,489,031
Selling, general and administrative	120,377,666	117,272,149
Store pre-opening expenses	737,898	292,803
Store closing, lease termination and impairment charges	2,705,836	44,716

Total operating expenses	123,821,400	117,609,668
Operating loss	(4,281,175)	(2,120,637)
Interest expense	1,262,053	1,304,625
Other income (expense), net	67,781	63,497

Loss before income taxes	(5,475,447)	(3,361,765)
Income tax expense	(17,898)	(182,850)

Net loss	$(5,493,345)	$(3,544,615)

Net loss per common share - basic	$(0.34)	$(0.22)
Net loss per common share - diluted	$(0.34)	$(0.22)

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Restricted or Deferred Stock Units		Additional Paid-in-Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 3, 2009	15,777,185	15,778	254,998	255	123,245,789	(490,847)	(52,764,638)	70,006,337
Net loss	—	—	—	—	—	—	(3,544,615)	(3,544,615)
Foreign currency translation adjustments	—	—	—	—	—	337,238	—	337,238

Comprehensive loss								(3,207,377)

Stock-based compensation	—	—	—	—	723,463	—	—	723,463
Issuance of deferred stock units	—	—	60,000	60	73,140	—	—	73,200

Balance at January 2, 2010	15,777,185	$15,778	314,998	$315	$124,042,392	$(153,609)	$(56,309,253)	$67,595,623

Net loss	—	—	—	—	—	—	(5,493,345)	(5,493,345)
Foreign currency translation adjustments	—	—	—	—	—	(98,765)	—	(98,765)

Comprehensive loss								(5,592,110)

Stock-based compensation	—	—	—	—	802,981	—	—	802,981
Stock option exercises	28,850	29	—	—	57,178	—	—	57,207
Issuance of deferred stock units	—	—	140,000	140	344,605	—	—	344,745

Balance at January 1, 2011	15,806,035	$15,807	454,998	$455	$125,247,156	$(252,374)	$(61,802,598)	$63,208,446

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Operating Activities
Net loss	$(5,493,345)	$(3,544,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,974,854	9,544,004
Provision for bad debt expense	195,125	264,896
Amortization of intangible assets	421,683	378,198
Amortization of debt issue costs	149,446	164,160
Stock-based compensation	1,147,727	796,663
Non-cash impairment charges	671,596	—
Loss on disposal of assets	—	125,318
Change in operating assets and liabilities:
Accounts receivable	(252,860)	(515,845)
Inventories	(1,285,518)	8,027,989
Prepaids and other current assets	(2,044,164)	2,307,780
Other assets	(740,290)	(189,332)
Accounts payable	2,994,425	4,395,728
Accrued expenses and other current liabilities	66,977	(1,434,259)
Deferred rent	2,803,471	2,334,548

Net cash provided by operating activities	8,609,127	22,655,233
Investing Activities
Purchases of property and equipment	(13,148,481)	(8,929,476)

Net cash used in investing activities	(13,148,481)	(8,929,476)
Financing Activities
Principal payments on line of credit	(105,017,745)	(128,824,019)
Proceeds from line of credit	109,407,779	113,115,796
Debt issuance costs	(389,926)	—
Proceeds from exercise of stock options	57,207	—

Net cash provided by (used in) financing activities	4,057,315	(15,708,223)
Effect of exchange rate changes on cash	(9,819)	23,655

Change in cash	(491,858)	(1,958,811)
Cash, beginning of period	696,198	2,655,009

Cash, end of period	$204,340	$696,198

Supplemental cash flow information:
Interest payments	$1,178,641	$1,605,966
Income tax payments	$316,615	$365,681

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at January 1, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

The fair values of our financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

Accounts Receivable

Accounts receivable consists primarily of amounts due from credit card merchants who process the Company’s credit card sales and remit the proceeds to the Company. The Company also maintains certain accounts receivable for individual customers for whom credit is provided. Allowances are made based on historical data for estimated unrecoverable amounts.

Inventories

The Company uses the First-In-First-Out Weighted Average Cost Method for inventory valuation. Inventories consist primarily of finished goods (i.e., golf and tennis equipment and accessories) and are stated at the lower of cost (weighted average) or market. Inbound freight charges, import fees and vendor discounts are capitalized into inventory upon receipt of the purchased goods. These costs and discounts are included in cost of products sold upon the sale of the respective inventory item. Inventory values are reduced for anticipated physical inventory losses, such as theft, that have occurred since the last physical inventory date on a location-by-location basis, as well as anticipated amounts of carrying value over the amount expected to be realized from the ultimate sale or other disposal of the inventory.

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

Impairment of Long-Lived and Intangible Assets

The Company evaluates its long-lived assets, which include its property and equipment and definite-lived intangible asset, its customer database, whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated realizable fair value in the period in which the determination is made. In fiscal 2010, the Company recorded $0.5 million in non-cash charges related to the impairment of fixed assets associated with three stores. The Company recorded no expense for impairment of its long-lived assets in fiscal 2009.

The Company assesses the carrying value of its indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company’s indefinite-lived intangible assets consist of its trade name and trademarks. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If their carrying amount exceeds their estimated fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company bases its measurement of fair value of its indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands and the appropriate royalty rate. Trademarks are combined into a single unit of account for purposes of testing impairment for the following reasons: (1) the Company believes that utilizing its proprietary brands as a group represents the highest and best use of the assets and (2) the Company’s marketing and branding strategies indicate that its trademarks are complementary. In the fourth quarters of fiscal 2010 and fiscal 2009, the Company performed its annual impairment test for our indefinite-lived intangible assets and determined that they were not impaired.

Factors that are considered by management in assessing for impairments include, but are not limited to, the Company’s performance relative to its projected or historical results, its intended use of the assets and its strategy for its overall business, as well as industry and economic trends. In the event future revenue projections are not achieved, impairments are likely to occur and such amounts could be material.

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

The Company sells gift cards in retail stores, through independent third parties, through the Internet, and through its call center in Austin, Texas. Furthermore, customers routinely return products or trade-in used equipment and the Company issues the customer a returns credit that may be redeemed at any of the Company’s retail stores or through its website. The Company does not deduct non-usage fees from outstanding gift card or returns credit values. Revenue from the sale of gift cards and issuance of returns credits is recognized when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and the Company determines that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the gift cards or return credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time the Company deems the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenues in the consolidated statements of operations. The Company recognized $1.5 million and $1.1 million in breakage revenue during fiscal 2010 and 2009, respectively.

For all merchandise sales, the Company reserves for sales returns in the period of sale using estimates based on historical experience. The Company’s sales returns reserve was $0.5 million and $0.7 million as of January 1, 2011 and January 2, 2010, respectively.

Shipping and Handling Costs

Amounts billed to customers in connection with a sales transaction related to shipping and handling, if any, are included in net revenues. Shipping and handling costs incurred by the Company are included in cost of products sold in the period incurred.

Vendor Rebates and Promotions

The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with individual suppliers and income is earned as buying levels are met. These agreements are effective for a twelve-month period and are negotiated annually at the beginning of the calendar year. The Company entered into agreements with 173 merchandise suppliers. Rebate income is recorded as a reduction of the cost of inventory purchased from the respective supplier and is recognized as cost of products sold when the related merchandise is sold.

Cooperative promotional income received for reimbursement of incremental direct advertising costs is recorded as a reduction of selling, general and administrative expense. Any promotional income received that does not pertain to incremental direct advertising costs is recorded as a reduction to inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $6.9 million and $5.2 million in fiscal year 2010 and 2009, respectively. Cooperative promotional income received and recorded as a reduction to cost of products sold was approximately $0.5 million and $2.3 million in fiscal year 2010 and 2009, respectively. Our receivable for total uncollected vendor rebates and promotional income of approximately $0.2 million is included in prepaid and other current assets as of January 1, 2011.

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

Advertising and Capitalized Catalog Costs

Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $0.3 million in catalog costs capitalized at January 1, 2011 and January 2, 2010, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $9.7 million and $9.2 million in fiscal year 2010 and 2009, respectively.

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

Stock-Based Compensation

The Company estimates the fair value of equity-based payment awards on the date of grant or modification using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. Determining the fair value of equity-based awards at the grant date requires judgment, with specific estimates regarding risk-free interest rates, dividend yields, volatility, expected life of the award and estimated forfeitures of awards during the service period.

Store Pre-opening Expenses

Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to opening.

Store Closing Expenses

Store closing expenses include costs incurred in the month the Company closes a store. It includes expense related to the future lease obligation net of estimated sublease rental income and any contractual lease buyouts directly related to the associated store closure. Store closing costs also include severance costs and other liabilities. The Company is required to make judgments about these exit costs. The ability to obtain agreements with lessors, to terminate leases or to assign leases to third parties can materially affect the accuracy of these estimates.

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the terms of the related debt. Amortization of such costs in fiscal 2010 and 2009 totaled approximately $0.1 million and $0.2 million, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. At each period end, the Company assesses the likelihood that the deferred tax assets are more likely than not to be recovered. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

The Company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Concentrations of Foreign Suppliers

A significant portion of sales of the Company’s proprietary products are from products supplied by manufacturers located outside of the United States, primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the United States. Furthermore, in each of fiscal 2010 and fiscal 2009, three of the Company’s suppliers, TaylorMade-adidas, Callaway Golf and Titleist-Acushnet each individually supplied in excess of 10% of the Company’s consolidated purchases.

Segments

The Company has one operating segment consisting of recreational sporting goods products. The Company’s chief operating decision-maker is considered to be the chief executive officer. The chief operating decision-maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Reclassifications

Reclassifications from prepaid expenses and other current assets to accounts payable in the amount of $2.3 million as of January 2, 2010 related to vendor rebates and credits which have been netted against related outstanding balances in accounts payable for each of the periods then ended.

The effect of these reclassifications is not material and did not affect the Company’s reported net income or cash flows.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks or 14 weeks.

Recently Issued Accounting Standards

In December 2009, the FASB issued additional authoritative guidance requiring new disclosures related to fair value measurements. The new guidance requires entities to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The guidance also requires entities to present separately information about purchases, sales, issuances, and settlements within Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within Level 3 fair value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the guidance did not have an impact on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Net loss	$(5,493,345)	$(3,544,615)
Basic:
Weighted-average shares of common stock outstanding	15,792,163	15,777,185
Weighted-average shares of deferred common stock units outstanding	406,922	292,416

Shares used in computing basic net loss per common share	16,199,085	16,069,601
Effect of dilutive securities (1):
Stock options	—	—

Shares used in computing diluted net loss per common share	$16,199,085	$16,069,601

Basic net loss per common share	$(0.34)	$(0.22)
Diluted net loss per common share	$(0.34)	$(0.22)

(1)	Potentially dilutive shares of common stock include 3,001,820 and 2,985,134 of outstanding stock options under the Company’s stock option plans as of January 1, 2011 and January 2, 2010, respectively. (See Note 8). The computation of dilutive shares excluded these options because such outstanding options would be anti-dilutive due to the Company’s net loss in each period.

3. Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Amortizable intangible assets:
Customer database - gross carrying amount	$3,454,205	$3,454,205
Customer database - accumulated amortization	(3,160,440)	(2,738,757)

Total amortizable intangible assets	$293,765	$715,448
Indefinite-lived intangible assets:
Patents	$100,000	$100,000
Trade names	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251

Total indefinite-lived intangible assets	$25,230,251	$25,230,251

Intangibles assets, net	$25,524,016	$25,945,699

Total amortization expense was approximately $0.4 million in each of the fiscal years ended January 1, 2011 and January 2, 2010, and is recorded in selling, general and administrative expense in the audited consolidated statements of operations. Our amortizable intangible asset will continue to be amortized over its useful life of 9 years which ends in fiscal 2011.

4. Debt

Credit Facility

On July 9, 2010, the Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) originally entered into on June 20, 2006, and as subsequently amended on September 26, 2007, was amended by entering into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”) by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the subsidiaries of the Company identified therein, as credit parties (the “Credit Parties”) and General Electric Capital Corporation, as administrative agent (the “Agent”) and lender. Pursuant to the Second Amendment, the term of the Credit Agreement has, among other things, been extended 48 months from the effective date of the Second Amendment and expires on July 9, 2014. The Credit Agreement, as amended, (the “Credit Facility”) consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility. Loans incurred under the Credit Facility will be used for working capital and capital expenditures of the Borrowers and their subsidiaries (the “Loans”).

Interest Rate and Fees. Loans outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus a margin equal to 2.75% (such margin, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate” plus a margin equal to 0.25%. The “Base Rate” is a rate equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, and (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over 0.25%. Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During fiscal 2010 and 2009, the weighted average interest rate on the Company’s outstanding borrowings was 2.75% and 2.63%, respectively.

Covenants and Events of Default. The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of January 1, 2011 and January 2, 2010, and through fiscal 2010 and 2009, the Company was in compliance with all applicable covenants.

Borrowing Capacity. Available amounts under the Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 90% of the net amount of Borrowers’ eligible accounts, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the Borrowers’ eligible inventory, as defined in the Credit Facility, or (y) up to 90% of the Borrowers’ net orderly liquidation value of eligible inventory, plus (iii) 63% of the fair market value of eligible real estate, as defined in the Credit Facility, minus (iv) any reserves, as defined in the Credit Facility (reserves associated with gift card liability are 25% and customer deposits are 50% of the Borrowers’ book value of each liability), and (v) letters of credit outstanding. The Agent has the right to establish, modify or eliminate reserves against eligible inventory and accounts from time to time in its reasonable credit judgment. The Credit Facility stipulates that borrowing availability at any given time cannot be less than $3.5 million. In addition, when the available amount of the Loans is less than 15% of the borrowing base, the Agent may request that amounts in the Borrowers’ accounts be forwarded to a deposit account designated by the Agent.

At January 1, 2011, the Company had $40.4 million of outstanding borrowings under its Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves. At January 2, 2010, the Company had $36.0 million of outstanding borrowings under its Credit Facility and $16.1 million of borrowing availability after giving effect to all reserves.

Guarantees and Collateral. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Agent, for itself and for the benefit of the lenders, in substantially all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

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

5. Commitments and Contingencies

Lease Commitments

The Company leases certain store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2022. Rent expense, net of sublease rental income, was $24.4 million and $21.8 million for fiscal years ended January 1, 2011, and January 2, 2010, respectively. Sublease rental income was $1.1 million and $1.2 million for fiscal years ended January 1, 2011, and January 2, 2010, respectively.

At January 1, 2011, future minimum payments due and sublease rental income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease Obligations	Sublease Rental Income
2011	$26,485,293	$1,783,292
2012	26,243,545	1,790,821
2013	23,581,627	1,384,028
2014	21,173,461	1,146,752
2015	17,555,469	976,053
Thereafter	41,663,668	2,060,132

Total	$156,703,063	$9,141,078

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant which provides that the Company will assume responsibility for rental payments in the event the subtenant defaults. During the fourth quarter of 2010, the tenant to which the lease was assigned filed for bankruptcy, and the Company recorded a charge of $0.3 million for its estimated obligation associated with this event. (See note 11). The lease has future minimum lease payments of $0.3 million and $0.2 million for fiscal years 2011 and 2012, respectively. In addition, the Company is liable for other expenses related to the above lease, such as property taxes and common area maintenance, which were previously paid by the bankrupt tenant.

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

On May 20, 2009, the Company entered into a license agreement with MacGregor Golf Company. Per the terms of the license agreement, the Company obtained an exclusive perpetual license and sub-license in and to certain MacGregor® trademarks throughout the United States, Canada, Europe, Africa, South America and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010. Ownership of these trademarks will transfer to Golfsmith three years from the effective date of the license agreement, at which time Golfsmith will also obtain a 50% ownership interest in MacGregor Corp., a non-operating holding entity that licenses certain trademarks to MacGregor Golf Company. On September 24, 2009, MacGregor Golf Company assigned its rights in the MacGregor® portfolio of trademarks and its 50% ownership interest in MacGregor Corp. to CKF6 Holdings, LLC. CKF6 Holdings, LLC assumed the place of MacGregor Golf Company in the license agreement with Golfsmith.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated plaintiffs, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against the Company asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, Golfsmith reached an agreement to settle the O’Flynn claim, subject to court approval. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of January 1, 2011.

On June 3, 2010, Ed Leo, on behalf of himself and all others similarly situated plaintiffs, filed a class action lawsuit against the Company in the California Superior Court of San Diego County in connection with a Women’s Night promotional event held by the Company on March 25, 2010. The plaintiff’s claim is based on alleged violations of the Unruh Act, California legislation which has been interpreted to prohibit promotional activities that discriminate on the basis of certain protected classes. While the plaintiffs in this action have alleged that the Company engaged in conduct that was discriminatory and actionable, the Company disputes these claims and intends to vigorously contest the lawsuit. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business. The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations. The Company believes the amounts provided in our audited consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

6. Balance Sheet Components

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Property and equipment, net:
Land and buildings	$22,485,790	$22,396,840
Equipment, furniture and fixtures	50,313,476	44,544,461
Leasehold improvements and construction in progress	46,774,647	42,957,418

	119,573,913	109,898,719
Less: accumulated depreciation and amortization	(60,648,293)	(53,422,932)

	$58,925,620	$56,475,787

Accrued expenses and other current liabilities:
Gift cards and returns credits	$9,877,333	$9,714,057
Taxes	3,856,185	4,202,092
Salaries and benefits	1,916,760	1,969,766
Deferred rent	3,125,808	1,565,628
Allowance for returns reserve	466,874	705,948
Interest	100,892	32,856
Other	1,049,762	1,301,518

	$20,393,614	$19,491,865

7. Benefit Plans

In 1998, the Company approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Historically, the Company had made a matching contribution of 50% of the employee’s pretax contribution, up to 6% of the employee’s compensation, in any calendar year. Beginning in April 2009, the Company’s matching contributions became discretionary and dependant on certain pre-defined performance targets. The Company made no contributions to the Plan during fiscal 2010 and contributed approximately $0.1 million in fiscal 2009.

8. Stockholders’ Equity and Stock-Based Compensation

Capital Stock

At January 1, 2011, the Company had reserved the following shares of capital stock for issuance:

Shares
Stock options	3,271,539
Deferred stock units	454,999
Preferred stock	10,000,000
Additional authorized common shares	5,467,427

Total unissued authorized common shares	19,193,965

At the end of fiscal 2011, there were no shares of preferred stock outstanding.

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

Stock Compensation Plans

2002 Incentive Stock Plan

In October 2002, the Company adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of the Company’s common stock (“options”), stock appreciation rights and restricted stock grants. Prior to the adoption of the 2006 Incentive Compensation Plan discussed below, the total number of shares of common stock that could be issued under the 2002 Plan was 2,850,000. Each option previously granted under the 2002 Plan remains outstanding subject to its terms. The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant and options generally vest over a period of five years with the term of each option no more than ten years from the date of grant. There were 0.5 million options outstanding under the 2002 Plan at each of January 1, 2011 and January 2, 2010.

2006 Incentive Compensation Plan

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). Under the 2006 Plan, certain employees, members of the Board and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. The total number of shares of common stock that could originally be issued under the 2006 Plan was 1.8 million. On May 5, 2009, the stockholders of the Company approved the First Amendment to the 2006 Plan (the “Amendment”), which increased the number of shares of common stock that may be issued under the 2006 Plan from 1.8 million to 3.3 million. The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant, options generally vest over a period of five years, and the term of each option is no more than ten years from the date of grant. There were 2.5 million options outstanding under the 2006 Plan at each of January 1, 2011 and January 2, 2010.

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

Restricted Stock Units

On May 7, 2010, the Company’s Compensation Committee and Board of Directors approved grants of 30,000 and 50,000 restricted stock units (“RSU’s) to Ms. Gove and Mr. Hanaka, respectively. Each RSU represents the equivalent of one share of the Company’s common stock and vests on the third anniversary of the grant date. On the vesting date, the Compensation Committee may, at its sole discretion, elect to deliver cash in lieu of the RSU shares in an amount equal to the fair market value of the issuable shares.

A summary of our non-vested deferred and restricted stock units as of January 1, 2011 and January 2, 2010 and changes during the years then ended is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 3, 2009	—	$—
Granted	60,000	1.22
Vested	(60,000)	1.22
Forfeited	—	—

Nonvested at January 2, 2010	—	$—

Granted	140,000	4.46
Vested	(60,000)	4.46
Forfeited	—	—

Nonvested at January 1, 2011	80,000	$4.46

The Company recorded $0.3 million and $0.1 million of stock based compensation expense in fiscal years 2010 and 2009, respectively, related to DSU grants, equal to the calculated fair value of the DSU on the date of grant.

During fiscal 2010, the Company recorded $0.1 million of stock based compensation related to RSU grants. Compensation expense on RSU grants is recorded on a straight-line basis over the requisite service (vesting) period based on the calculated fair value of the RSU at the date of grant. (See “Accounting for Stock-based Compensation” for further discussion).

Accounting for Stock-based Compensation

The Company records compensation expense on a straight-line basis over the requisite service (vesting) period in its audited consolidated statements of operations based on the calculated fair value of share-based awards at the time of issuance or modification. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option. The Company calculates the fair value of option awards using the Black-Scholes option pricing model. This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued during fiscal 2010 and fiscal 2009, the Company based its expected volatility on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time which are equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the four years of historic trading value of the Company’s own stock. The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of stock option awards granted during fiscal years 2010 and 2009 was estimated using the following weighted-average assumptions:

	January 1, 2011	January 2, 2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	66.1%-70.0%	68.4%-68.5%
Risk-free interest rate	2.1%-3.1%	2.6%-3.0%
Expected option life (in years)	6.5	6.5

We recorded non-cash compensation expense of $0.8 million and $0.7 million in selling, general and administrative expense related to stock option awards in fiscal years 2010 and 2009, respectively.

On May 15, 2009, the Company’s Compensation Committee and Board approved the grant of options to purchase shares of the Company’s common stock to Sue E. Gove pursuant to the terms of her employment agreement. Ms. Gove obtained 100,000 options to purchase the Company’s common stock at an exercise price of $1.13 per share. Ms. Gove’s options vest evenly over a period of five years.

A summary of the Company’s stock option activity and related information for options issued under the 2006 Plan and the 2002 Plan for fiscal years ended January 1, 2011 and January 2, 2010 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	2,904,937	$4.10	8.4	—
Granted	409,750	$1.43
Forfeited	(329,553)	4.28
Exercised	—	—

Outstanding at January 2, 2010	2,985,134	$3.71	7.7	$342,158

Granted	381,125	$4.09
Forfeited	(335,589)	4.25
Exercised	(28,850)	2.01

Outstanding at January 1, 2011	3,001,820	$3.72	6.9	$497,888

Exercisable at January 1, 2011	1,351,692	$4.77	5.8	$135,611
Vested / expected to vest at January 1, 2011	2,951,475	$3.72	6.9	$485,807

The weighted-average calculated fair value for stock options granted during fiscal years 2010 and 2009 was $2.63 and $0.92 per share, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2010 was negligible. No options were exercised in fiscal 2009. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The Company had approximately $2.3 million of unrecognized compensation costs related to stock options issued under the 2006 Plan and the 2002 Plan at January 1, 2011, that are expected to be recognized over a weighted-average period of 2.9 years.

9. Income Taxes

Significant components of the income tax provision attributable to continuing operations are as follows:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Current:
Federal	$(92,500)	$(41,942)
State	204,403	327,537
Foreign	(29,996)	(25,442)

Total current	81,907	260,153
Deferred:
Federal	—	27,703
State	—	—
Foreign	(64,009)	(105,006)

Total deferred	(64,009)	(77,303)

Income tax provision	$17,898	$182,850

The Company’s provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate to loss from continuing operations before taxes as follows:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
	%	%
Income tax at U.S. statutory rate	(34.0)	(34.0)
State taxes, net of federal income tax	(0.7)	8.7
Change in apportioned state tax rates	—	(7.3)
Permanent differences and other	0.2	2.5
Change in valuation allowance	34.8	35.5

Income tax provision	0.3	5.4

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at January 1, 2011 and January 2, 2010 are as follows:

	1-Jan-11	2-Jan-10
Deferred tax assets:
Current deferred tax assets
Inventory basis	$1,365,681	$1,360,503
Reserves and allowances	1,549,207	1,835,916

Gross current deferred tax assets	2,914,888	3,196,419
Valuation allowance	(2.877,207)	(3,148,016)

Net current deferred tax assets	37,681	48,403

Noncurrent deferred tax assets
Depreciable/amortizable assets	4,279,612	7,010,380
Accruals and other	7,469,537	5,940,271
Net operating loss carryforwards	8,269,391	4,752,248

Gross noncurrent deferred tax assets	20,018,540	17,702,899
Valuation allowance	(19,501,783)	(17,331,408)

Net noncurrent deferred tax assets	516,757	371,491

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(385,423)	(314,886)
Net current deferred tax liabilities	(385,423)	(314,886)

Net current deferred tax assets (liabilities)	(347,742)	(266,483)

Net noncurrent deferred tax assets (liabilities)	$516,757	$371,491

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the fiscal year ended January 1, 2011, the valuation allowance increased by $1.9 million.

As of January 1, 2011, the Company had remaining federal net operating loss carryforwards of $19.5 million that will begin expiring in 2025 if not utilized and federal tax credit carryovers of approximately $1.1 million that will begin expiring in 2015 if not utilized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The tax years 2007 through 2010 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.

The Company adopted guidance on accounting for uncertainty in income taxes in the first quarter of fiscal 2007. As a result of the adoption, the Company recognized an increase in the liability for uncertain tax positions related to late-filed 2000 - 2003 foreign tax returns in the amount of $92,500, of which the entire charge was accounted for as a decrease to the beginning balance of retained earnings. As the period of inquiry related to the foreign tax returns expired, the Company decreased this previously unrecognized tax benefit liability to zero at the end of fiscal 2010.

Balance at January 2, 2010	$92,500
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(92,500)
Settlements	—

Balance at January 1, 2011	$—

In the event the Company has unrecognized tax benefits, the Company will recognize related accrued interest and penalties as income tax expense.

10. Foreign and Domestic Operations

The Company operates in foreign and domestic regions. Information about these operations is presented below:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010
Net Revenues:
North America	345,461,980	332,069,220
International	6,389,414	5,956,469
Operating Income (loss):
North America	(4,373,291)	(2,593,111)
International	92,116	472,474
Income (loss) from continuing operations before income taxes:
North America	(5,566,636)	(3,843,982)
International	91,189	482,217

	As of the period ended
	January 1, 2011	January 2, 2010
Identifiable assets:
North America	170,927,556	168,165,837
International	4,103,372	706,025

11. Store closing, lease termination and impairment charges

During 2010, the Company recorded store closing, lease termination and asset impairment charges in the amount of $2.7 million, comprised of $0.7 million in lease termination costs, $0.7 million in future rent obligations, $0.5 million in fixed asset impairment charges and $0.8 million in store closing expenses. The fair value of the future rent obligation and early lease termination charges was determined based on the Company’s discounted cash obligation to the landlords of these properties, net of sublease reimbursements and are therefore regarded as Level 3 financial instruments. As of January 1, 2011 these obligations are included in accrued expenses and other current liabilities on the consolidated balance sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective such that the information relating to our company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of its internal control over financial reporting. Based on this evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of January 1, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended January 1, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers, and Corporate Governance

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2011 annual meeting of stockholders to be held April 27, 2011.

Item 11. Executive Compensation

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2011 annual meeting of stockholders to be held April 27, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

With the exception of securities authorized for issuance under equity compensation plans, the information required in response to this Item is contained under the captions, “Equity Compensation Arrangements” and “Security Ownership by Directors, Executive Officers and Owners of more than Five Percent of our Common Stock” in our Proxy Statement. These portions of the Proxy Statement are hereby incorporated by reference herein.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of January 1, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Price of Outstanding Options and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected
	(a)		(c )
Equity compensation plans approved by stockholders:
2002 Stock Option Plan	461,425	$7.33	—
2006 Stock Option Plan (1)	2,995,394	$3.06	269,719
Equity compensation plans not approved by stockholders	—	—	—

Total	3,456,819	$3.23	269,719

(1)	The 2006 Plan includes 454,999 of deferred stock units. See Note 8 of our audited consolidated financial statements for further discussion.

For further information regarding securities authorized for issuance under equity compensation plans, see Item 5 and Note 8 of our audited consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2011 annual meeting of stockholders to be held April 27, 2011.

Item 14. Principal Accountant Fees and Services

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2011 annual meeting of stockholders to be held April 27, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Audited Consolidated Financial Statements: See Index to Audited Consolidated Financial Statements in Item 8.

(2)	Supplementary Financial Statement Schedules: No schedules are required.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-132414	3.2	June 1, 2006

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-52041	3.1	November 2, 2007

3.3	Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation	8-K	000-52041	3.1	May 6, 2010

4.1	Specimen of Common Stock Certificate of the Registrant	S-1	333-132414	4.1	June 1, 2006

10.1*	Employment Agreement, dated as of June 13, 2009, between the Registrant and Martin E. Hanaka	8-K	000-52041	10.1	June 18, 2009

10.2*	Notice of Option Grant to Martin E. Hanaka, dated as of June 13, 2009	8-K	000-52041	10.2	June 18, 2009

10.3*	Employment Agreement, dated as of September 29, 2009, between the Registrant and Sue E. Gove	8-K	000-52041	10.3	September 29, 2009

10.4*	Notice of Option Grant to Sue E. Gove, dated as of September 29, 2009	8-K	000-52041	10.4	September 29, 2009

10.5*	Amended and Restated Employment Agreement, dated as of May 30, 2006, between Golfsmith International, Inc. and Virginia Bunte	S-1	333-132414	10.22	June 1, 2006

10.7*	2006 Incentive Compensation Plan	S-1	333-132414	10.27	June 1, 2006

10.8*	2002 Incentive Stock Plan	S-4	333-101117	10.16	April 4, 2003

10.9*	Severance Plan	10-Q	000-52041	10.7	November 6, 2009

10.10*	Non-Employee Director Compensation Plan	8-K	000-52041	10.1	August 29, 2007

10.11*	Form of Deferred Stock Unit Award Agreement	8-K	000-52041	10.3	August 25, 2006

10.12*	Form of Notice of Deferred Stock Unit Grant	8-K	000-52041	10.2	August 25, 2006

10.13*	Annual Management Incentive Program	8-K	333-101117	10.1	August 30, 2005

10.14*	Form Individual Notice of Award	8-K	333-101117	10.2	August 30, 2005

10.15	Management Rights Agreement	S-1	333-132414	10.34	June 1, 2006

10.16	Amended and Restated Credit Agreement, dated June 20, 2006, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers, the Registrant and the subsidiaries of the Registrant identified therein as credit parties, General Electric Capital Corporation, as administrative agent, swing line lender and L/C issuer, GE Capital Markets, Inc., as sole lead arranger and bookrunner, and the financial institutions from time to time parties thereto	8-K	000-52041	99.1	June 26, 2006

10.17	First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.2	October 2, 2007

10.18	Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.18	October 2, 2007

10.19	Intellectual Property License Agreement	8-K	000-52041	10.1	May 22, 2009

10.20*	Form Confidentiality, Intellectual Property and Non-Compete Agreement	8-K	000-52041	10.1	October 2, 2009

10.21*	Amendment to the Non-Employee Director Compensation Plan	10-Q	000-52041	10.19	July 30, 2009

10.22*	Martin E. Hanaka Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.1	December 29, 2009

10.23*	Sue E. Gove Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.2	December 29, 2009

10.24	Amendment to Non-Employee Director Compensation Plan	10-Q	000-52041	10.24	July 29, 2010

10.25	Second Amendment to Amended and Restated Credit Agreement	8-K	000-52041	10.1	July 12, 2010

10.26	Form of Restricted Stock Unit Award Agreement	8-K	000-52041	10.1	May 11, 2010

14.1	Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.1	April 1, 2005

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees (filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.2	April 1, 2005

21.1	Subsidiaries of the Registrant	10-K	000-52041	21.1	March 6, 2009

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove					X

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/S/ MARTIN E. HANAKA
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN E. HANAKA Martin E. Hanaka	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2011

/S/ SUE E. GOVE Sue E. Gove	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2011

/S/ THOMAS BERGLUND Thomas Berglund	Director	February 23, 2011

/S/ JAMES GROVER James Grover	Director	February 23, 2011

/S/ EMILIO S. PEDRONI Emilio S Pedroni	Director	February 23, 2011

/S/ THOMAS G. HARDY Thomas G. Hardy	Director	February 23, 2011

/S/ JAMES LONG James Long	Director	February 23, 2011

/S/ ROBERTO BUARON Roberto Buaron	Director	February 23, 2011

/S/ GLENDA CHAMBERLAIN Glenda Chamberlain	Director	February 23, 2011

/S/ MARVIN E. LESSER Marvin E. Lesser	Director	February 23, 2011

/S/ ROBERT E. ALLEN Robert E. Allen	Director	February 23, 2011