Form 10-Q
period 2011-04-02
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2011-04-28
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 28, 2011
$.001 par value	15,806,035 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED APRIL 2, 2011

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our beliefs, assumptions and expectations of future events, taking into account the information currently available to us. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store remodels and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “potential,” “project,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. We note these factors pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 2, 2011	April 3, 2010	January 1, 2011
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$547,119	$786,235	$204,340
Receivables, net of allowances of $94,749, $215,314 and $107,757 at April 2, 2011, April 3, 2010 and January 1, 2011, respectively	2,663,238	2,150,001	2,011,241
Inventories	98,926,130	87,819,513	79,417,087
Prepaid expenses and other current assets	9,172,696	6,012,344	6,891,261

Total current assets	111,309,183	96,768,093	88,523,929

Property and equipment, net	60,754,413	57,653,966	58,925,620
Intangible assets, net	25,426,094	25,844,507	25,524,016
Other long-term assets	2,520,635	1,016,751	2,057,363

Total assets	$200,010,325	$181,283,317	$175,030,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,590,238	$46,264,397	$35,694,830
Accrued expenses and other current liabilities	19,221,776	16,127,316	20,393,614

Total current liabilities	79,812,014	62,391,713	56,088,444

Deferred rent liabilities	16,804,339	13,356,156	15,344,004
Long-term debt	42,861,830	42,819,000	40,390,034

Total liabilities	139,478,183	118,566,869	111,822,482

Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at April 2, 2011 and January 1, 2011 and 100,000,000 shares authorized at April 3, 2010; 15,806,035 shares issued and outstanding at April 2, 2011 and January 1, 2011 and 15,777,185 shares issued and outstanding at April 3, 2010	15,807	15,778	15,807
Preferred stock –$.001 par value; 10,000,000 shares authorized at April 2, 2011, April 3, 2010 and January 1, 2011; no shares issued and outstanding	—	—	—
Deferred stock units –$.001 par value; 454,998 shares outstanding at April 2, 2011 and January 1, 2011; 314,998 shares outstanding at April 3, 2010	455	315	455
Additional paid-in capital	125,534,974	124,213,169	125,247,156
Accumulated other comprehensive loss	(103,330)	(374,579)	(252,374)
Accumulated deficit	(64,915,764)	(61,138,235)	(61,802,598)

Total stockholders’ equity	60,532,142	62,716,448	63,208,446

Total liabilities and stockholders’ equity	$200,010,325	$181,283,317	$175,030,928

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Fiscal Quarter Ended
	April 2, 2011	April 3, 2010
Net revenues	$81,515,037	$67,648,539
Cost of products sold	54,097,281	44,884,055

Gross profit	27,417,756	22,764,484

Selling, general and administrative	30,451,510	27,852,926
Store pre-opening expenses	307,471	249,738

Total operating expenses	30,758,981	28,102,664

Operating loss	(3,341,225)	(5,338,180)

Interest expense	444,968	169,285
Other income (expense), net	43,265	28,194

Loss before income taxes	(3,742,928)	(5,479,271)

Income tax benefit	629,762	650,289

Net loss	$(3,113,166)	$(4,828,982)

Net loss per common share - basic	$(0.19)	$(0.30)
Net loss per common share - diluted	$(0.19)	$(0.30)

Basic weighted average common shares outstanding	16,261,033	16,092,183
Diluted weighted average common shares outstanding	16,261,033	16,092,183

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Operating Activities
Net loss	$(3,113,166)	$(4,828,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,619,906	2,424,526
Amortization of intangible assets	97,922	41,860
Amortization of debt issue costs	34,630	101,192
Provision for bad debt expense	(22,089)	41,040
Stock-based compensation	287,818	170,777
Change in operating assets and liabilities:
Accounts receivable	(599,153)	(289,434)
Inventories	(19,193,976)	(8,254,437)
Prepaids and other current assets	(1,722,636)	(1,247,765)
Other assets	(259,651)	18,800
Accounts payable	27,032,024	12,134,677
Accrued expenses and other current liabilities	(2,771,403)	(3,172,643)
Deferred rent	(74,315)	(56,392)

Net cash provided by (used in) operating activities	2,315,911	(2,916,781)

Investing Activities
Purchases of property and equipment	(4,447,422)	(3,786,351)

Net cash used in investing activities	(4,447,422)	(3,786,351)

Financing Activities
Principal payments on line of credit	(23,224,000)	(11,757,587)
Proceeds from line of credit	25,695,796	18,576,587

Net cash provided by financing activities	2,471,796	6,819,000

Effect of exchange rate changes on cash	2,494	(25,831)

Change in cash	342,779	90,037
Cash, beginning of period	204,340	696,198

Cash, end of period	$547,119	$786,235

Supplemental cash flow information:
Interest payments	$440,796	$274,444
Income tax payments	$28,150	$104,575

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three-month period ended April 2, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods during its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended April 2, 2011 and April 3, 2010 both consisted of 13 weeks.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. The difference between net loss and comprehensive loss during the three-month periods ended April 2, 2011 and April 3, 2010 consisted of foreign currency translation and revaluation gains (losses) of $0.1 million and ($0.2) million, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at April 2, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

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

Reclassifications

In order to conform to the current year presentation, reclassifications were made from prepaid expenses and other current assets to accounts payable in the amount of $2.2 million as of April 3, 2010 related to vendor rebates and credits which have been netted against related outstanding balances in accounts payable for the period then ended.

Recently Issued Accounting Standards

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These amendments significantly expanded the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of the guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net loss	$(3,113,166)	$(4,828,982)
Basic:
Weighted-average shares of common stock outstanding	15,806,035	15,777,185
Weighted-average shares of deferred common stock units outstanding	454,998	314,998

Shares used in computing basic net loss per common share	16,261,033	16,092,183
Effect of dilutive securities (1):
Stock options	—	—

Shares used in computing diluted net loss per common share	$16,261,033	$16,092,183

Basic net loss per common share	$(0.19)	$(0.30)
Diluted net loss per common share	$(0.19)	$(0.30)

(1)	Potentially dilutive shares of common stock include 3,327,038 and 2,895,018 of outstanding stock options under the Company’s stock option plans as of April 2, 2011 and April 3, 2010, respectively. The computation of dilutive shares excluded these options because such outstanding options would be anti-dilutive due to the Company’s net loss in each period.

Authorized Common Shares

On May 4, 2010, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to decrease the number of authorized shares of common stock from 100 million to 25 million. This amendment relating to the change in authorized shares was filed with the Delaware Secretary of State on May 5, 2010.

Performance Share Award

Under the 2006 Incentive Compensation Plan (the “2006 Plan”), awards of performance shares have been granted to certain executive officers of the Company (the “Performance Share Award”). The number of performance shares that may be earned by an executive officer will be based on the Company’s achievement of EBITDA (net income adjusted to exclude net interest expense, income taxes, depreciation, amortization and gain or loss on sale of capital assets) targets for 2011. Following the issuance of the Company’s 2011 audited financial statements, the number of performance shares that are earned (if any) will be automatically converted into an equal number of shares of common stock of the Company in the form of restricted stock, provided that the holder continues to be employed by the Company on the date of such conversion. One-third of the restricted stock will vest on each of the first, second and third anniversaries of the grant date, subject to the holder’s continuous employment through each vesting date. Based on the market price of the Company’s common stock at April 2, 2011, the maximum future aggregate value that could be awarded to these executives with respect to these awards was $0.9 million.

3.	Income Taxes

During the three-month periods ended April 2, 2011 and April 3, 2010, the Company recorded income tax benefits of approximately $0.6 million and $0.7 million of on pre-tax losses of approximately $3.7 million and $5.5 million, respectively. The Company’s provision for income taxes reflects an effective tax rate of approximately of 16.8% and 11.9% for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in the effective tax rate, year over year, was driven primarily by state taxes which rose largely as a result of an increase in gross receipts during the three months ended April 2, 2011; partially offset by a reduction in the Company’s provision for federal and international income taxes primarily due to changes in valuation allowances during the current fiscal period.

For each of the three-month periods ended April 2, 2011 and April 3, 2010, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowances. Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying any U.S. federal income taxes in fiscal 2011, however, actual results could accelerate or defer the utilization of its deferred tax assets.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The tax years 2007 through 2010 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdictions.

The Company had no liability for unrecognized tax benefits at year end 2010 or as of April 2, 2011.

4.	Debt

Credit Facility

The Company has a credit facility by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”), General Electric Capital Corporation, as administrative agent (the “Agent”) and lender. The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility. On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and capital expenditures of the Borrowers and their subsidiaries (the “Loans”). The Credit Facility has a term of four years and expires on July 9, 2014.

Interest Rate and Fees. Loans outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus a margin equal to 2.75% (such margin, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate” plus a margin equal to 0.25%. The “Base Rate” is a rate equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, and (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over 0.25%. Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During the three months ended April 2, 2011 and April 3, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.09% and 2.33%, respectively.

Covenants and Events of Default. The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of April 2, 2011, April 3, 2010 and January 1, 2011, the Company was in compliance with all applicable covenants.

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

At April 2, 2011, the Company had $42.9 million of outstanding borrowings under its Credit Facility and $34.7 million of borrowing availability after giving effect to all reserves. At April 3, 2010, the Company had $42.8 million of outstanding borrowings under its Credit Facility and $24.5 million of borrowing availability after giving effect to all reserves. At January 1, 2011, the Company had $40.4 million of outstanding borrowings under its Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves

Guarantees and Collateral. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Agent, for itself and for the benefit of the lenders, in substantially all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

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

5.	Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	April 2, 2011	April 3, 2010	January 1, 2011
Amortizable intangible assets:
Customer database - gross carrying amount	$3,454,205	$3,454,205	$3,454,205
Customer database - accumulated amortization	(3,258,362)	(2,839,949)	(3,160,440)

Total amortizable intangible assets	$195,843	$614,256	$293,765

Indefinite-lived intangible assets:
Patents	$100,000	$100,000	$100,000
Trade names	11,158,000	11,158,000	11,158,000
Trademarks	13,972,251	13,972,251	13,972,251

Total indefinite-lived intangible assets	$25,230,251	$25,230,251	$25,230,251

Intangibles assets, net	$25,426,094	$25,844,507	$25,524,016

Amortization expense related to the Company’s customer database was approximately $0.1 million in each of the three-month periods ended April 2, 2011 and April 3, 2010, and is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company’s customer database is being amortized over the estimated useful life of 9 years which ends in fiscal 2011.

6.	Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2022. Rent expense, net of sublease rental income, was $5.8 million and $5.7 million for the three-month periods ended April 2, 2011 and April 3, 2010, respectively. Sublease rental income was $0.3 million for each of the three-month periods ended April 2, 2011 and April 3, 2010.

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

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against Golfsmith USA, LLC asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, we reached an agreement to settle the O’Flynn claim, subject to court approval. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of April 2, 2011.

On June 3, 2010, Ed Leo, on behalf of himself and all others similarly situated, filed a class action lawsuit against the Company in the California Superior Court of San Diego County in connection with a Women’s Night promotional event held by the Company on March 25, 2010. The plaintiff’s claim is based on alleged violations of the Unruh Act, California legislation which has been interpreted to prohibit promotional activities that discriminate on the basis of certain protected classes. While the plaintiffs in this action have alleged that the Company engaged in conduct that was discriminatory and actionable, the Company disputes these claims and intends to vigorously contest the lawsuit. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business. The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations. The Company believes the amounts provided in its audited consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

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

Overview

We are one of the nation’s largest specialty retailers of golf and tennis equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com, and our direct mail catalogs. As of April 2, 2011, we operated 77 retail stores in 22 states and 33 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, in 1975, we mailed our first general golf products catalog, and in 1997, we launched our Internet site designed to expand our direct-to-consumer business.

During the three months ended April 2, 2011, we opened two new stores and signed a lease for the opening of a third retail location in a new geographic market in June 2011. In the future, we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing markets.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic factors such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. The demand for our products was adversely impacted by the recent economic downturn. In response to this downturn, beginning in fiscal 2008 and continuing into fiscal 2011, we took significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to improve profitability in the future.

In addition to future new store openings, a significant part of our strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. We anticipate continuing to develop a number of our existing proprietary brands in the future, as we continue our efforts to grow our proprietary brand business.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended April 2, 2011 and April 3, 2010 each consisted of 13 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three-month periods ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2,		April 3,
	2011		2010
Net revenues (1)	$81,515,037	100.0%	$67,648,539	100.0%
Cost of products sold (2)	54,097,281	66.4%	44,884,055	66.3%

Gross profit	27,417,756	33.6%	22,764,484	33.7%

Selling, general and administrative	30,451,510	37.4%	27,852,926	41.2%
Store pre-opening expenses (3)	307,471	0.4%	249,738	0.4%

Total operating expenses	30,758,981	37.7%	28,102,664	41.5%

Operating loss	(3,341,225)	-4.1%	(5,338,180)	-7.9%

Interest expense	444,968	0.5%	169,285	0.3%
Other income (expense), net	43,265	0.1%	28,194	0.0%

Loss before income taxes	(3,742,928)	-4.6%	(5,479,271)	-8.1%

Income tax benefit	629,762	0.8%	650,289	1.0%

Net loss	$(3,113,166)	-3.8%	$(4,828,982)	-7.1%

(1)	Revenues consist of merchandise sales, net of actual and expected returns, from our stores and our direct-to-consumer business, as well as gift card breakage.
(2)	Cost of products sold includes inbound freight, vendor discounts and cooperative promotional vendor income that do not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas.
(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening.

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three-month periods ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010	$ Change	% Change
Comparable stores (1)	$61,525,960	$54,273,639	$7,252,321	13.4%
Non-comparable stores	5,145,192	1,128,323	4,016,869	356.0%

Total stores (2)	66,671,152	55,401,962	11,269,190	20.3%

Direct-to-consumer	12,752,769	10,563,117	2,189,652	20.7%
International distributors and other (3)	2,091,116	1,683,460	407,656	24.2%
Net revenues	$81,515,037	$67,648,539	$13,866,498	20.5%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.
(2)	Included in total stores’ net revenues is $4.5 million and $4.0 million for the three months ended April 2, 2011 and April 3, 2010, respectively, related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores.
(3)	Consists of sales made through our international distributors and our distribution and fulfillment center near London, England, gift card breakage revenue and other miscellaneous revenue.

Three Months ended April 2, 2011 compared to Three Months ended April 3, 2010

Net Revenues. Net revenues increased 20.5% to $81.5 million for the three months ended April 2, 2011 from $67.6 million for the three months ended April 3, 2010. The increase was primarily due to an $11.3 million increase in our store revenues and an increase of $2.2 million from our direct-to-consumer channel. Our comparable store revenues increased $7.3 million, or 13.4%, during fiscal 2011, as compared to fiscal 2010. In addition to an increase in sales among our existing retail locations, net revenues benefited from $4.0 million in sales associated with expansion of our store base and a 20.7% increase in direct-to-consumer revenue, driven by an increase in Internet sales of over 30%. Revenue also benefited from several key product launches, led by drivers and golf balls, and from one of our fastest growth categories, custom fitting, leading to purchases of higher ticket drivers and irons. A gradual improvement of the economy, consumer sentiment and golf participation, as well as competitive closings have, in our opinion, added momentum to our revenue growth. During the two months ended February 28, 2011, golf rounds played, a leading indicator of golf participation tracked by Golf Datatech L.L.C., increased 19.4% compared to the same period in fiscal 2010. While golf rounds played has shown significant improvement during this period, golf participation is generally low during the first three months of the calendar year, and there can be no assurance that participation rates will continue to increase through the balance of fiscal 2011.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, decreased to 33.6% for the three months ended April 2, 2011 from 33.7% for the three months ended April 3, 2010. As a percentage of revenues, this decline in gross margin was primarily the result of 0.5% increased shipping and freight costs driven by record sales and free shipping offers through our direct-to-consumer channel. Gross margins were also impacted by a 0.2% reserve for excess and obsolete inventory in the current year quarter driven by price repositioning of used clubs, partially offset by an increase in vendor funded allowances. This 0.7% decline, as a percentage of revenues, was almost entirely offset by a 0.6% increase in gross profits resulting from improved sales performance of higher margin categories, led by clubs, softlines and premium consumables.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $30.5 million, or 9.3%, for the three months ended April 2, 2011 from $27.9 million for the three months ended April 3, 2010. The increase in selling, general and administrative expense in absolute dollars primarily relates to new stores, higher healthcare costs and marketing fees related to a one-time consulting project aimed at improving our marketing effectiveness going forward. This increase was partially offset by savings which resulted from our closure of three stores during 2010. As a percentage of net revenues, selling, general and administrative expense decreased to 37.4% during the first quarter of 2011 from 41.2% during the same period of the previous year. The decline, as a percentage of revenue, over the same period in the previous year was primarily due to our ability to continue to leverage our fixed cost structure. Cost reduction efforts during the current fiscal quarter were partially offset by a 0.4% reduction as a percentage of revenues in vendor allowances related to our ongoing advertising programs.

Store pre-opening. Store pre-opening expenses were $0.3 million and $0.2 million in each of the three-month periods ended April 2, 2011 and April 3, 2010, respectively. Store pre-opening expenses for the three months ended April 2, 2011 and April 3, 2010 consist primarily of occupancy charges related to anticipated store openings in fiscal 2011 and 2010, respectively.

Interest expense. Interest expense consists of interest incurred on borrowings under our Credit Facility. For the three months ended April 2, 2011, interest expense increased by 0.2%, as a percentage of net revenues, to $0.4 million from $0.2 million for the three months ended April 3, 2010. The previous year quarter includes an adjustment to account for bank overcharges in previous periods.

Other income (expense), net. There were minimal changes in other income (expense), net during the three months ended April 2, 2011 as compared to the three months ended April 3, 2010. Included in other income (expense), net are realized foreign currency exchange rate gains/losses and other miscellaneous income.

Income tax benefit. During the three-month periods ended April 2, 2011 and April 3, 2010, we recorded income tax benefits of approximately $0.6 million and $0.7 million on pre-tax losses of approximately $3.7 million and $5.5 million, respectively. Our provision for income taxes reflects an effective tax rate of approximately of 16.8% and 11.9% for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in our effective tax rate, year over year, was driven primarily by state taxes which rose largely as a result of an increase in gross receipts during the three months ended April 2, 2011; partially offset by a reduction in our provision for federal and international income taxes primarily due to changes in valuation allowances during the current fiscal period. The income tax benefit for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Liquidity and Capital Resources

As of April 2, 2011, our primary sources of liquidity consisted of cash totaling $0.5 million and $34.7 million of available borrowings under our Credit Facility which is more fully described in Note 4 of the Notes to Condensed Consolidated Financial Statements, included in this Form 10-Q. As of April 2, 2011, we had outstanding debt obligations under our Credit Facility of $42.9 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store retrofits, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2011, we anticipate incurring approximately $4.6 million in capital expenditures, excluding tenant improvement allowances, related primarily to our new store openings, various store remodels and investments in our information technology infrastructure.

If cash generated from operations and available borrowings under our Credit Facility are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or arrange additional debt financing. If cash from operations and cash available under our Credit Facility are not sufficient to meet our needs, we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future or when our facility expires in July 2014.

Cash Flows

	Three Months Ended
	April 2,	April 3,
	2011	2010
Net cash provided by (used in) operating activities	$2,315,911	$(2,916,781)
Net cash used in investing activities	(4,447,422)	(3,786,351)
Net cash provided by financing activities	2,471,796	6,819,000
Effect of exchange rate changes on cash	2,494	(25,831)

Change in cash	$342,779	$90,037

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $2.3 million of cash for the three months ended April 2, 2011 and used $2.9 million of cash for the three months ended April 3, 2010. The increase in cash provided by operating activities during the three months ended April 2, 2011, as compared to the three months ended April 3, 2010, primarily reflects a significant improvement in the timing of accounts payable payments in the current year quarter as compared to the prior year quarter as a result of extended vendor payment terms that were negotiated in the fourth quarter of 2010 as part of company-wide initiatives to increase operational efficiencies.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $4.5 million of cash for the three months ended April 2, 2011 and $3.8 million of cash for the three months ended April 3, 2010. Cash was used during the current year quarter to build out two new stores and to remodel several of our existing locations. Cash was used during prior year quarter to build out our new stores, two of which opened in April 2010, and to remodel several of our existing stores.

Financing Activities

Financing activities provided $2.5 million of cash for the three months ended April 2, 2011 and $6.8 million of cash for the three months ended April 3, 2010. Cash flow from financing activities primarily relates to the net of borrowings and principal payments under our Credit Facility.

Indebtedness

As of April 2, 2011, we had approximately $42.9 million in aggregate indebtedness outstanding and $34.7 million in available borrowings under our Credit Facility, after giving effect to all reserves. At April 3, 2010, the Company had $42.8 million of borrowings outstanding under the Credit Facility and $24.5 million of borrowing availability after giving effect to all reserves. As of January 1, 2011, we had $40.4 million of outstanding borrowings under our Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of April 2, 2011, we were in compliance with all applicable covenants. See Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of the terms of our Credit Facility.

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

Off-Balance Sheet Arrangements

As of April 2, 2011, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our Audited Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on February 23, 2011. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty. We have chosen accounting policies that we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies have not changed significantly since the filing of our Annual Report.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition that provides clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. These amendments significantly expanded the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The adoption of the guidance is not expected to have a material impact on our consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon, and as of the date of this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended April 2, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.27	Form of Performance Share Award Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)
Date: April 28, 2011

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: April 28, 2011