Form 10-Q
period 2011-07-02
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2011-07-28
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 28, 2011
$.001 par value	15,812,835 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JULY 2, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 2, 2011	July 3, 2010	January 1, 2011

	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$581,950	$2,751,813	$204,340
Receivables, net of allowances of $118,145, $214,525 and $107,757 at July 2, 2011, July 3, 2010 and January 1, 2011, respectively	3,386,903	2,419,267	2,011,241
Inventories	95,475,245	95,266,285	79,417,087
Prepaid expenses and other current assets	7,846,414	6,863,893	6,891,261

Total current assets	107,290,512	107,301,258	88,523,929

Property and equipment, net	61,632,286	59,314,113	58,925,620
Intangible assets, net	25,385,173	25,748,557	25,524,016
Other long-term assets	2,687,010	1,178,731	2,057,363

Total assets	$196,994,981	$193,542,659	$175,030,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,633,161	$64,439,294	$35,694,830
Accrued expenses and other current liabilities	20,901,169	18,069,391	20,393,614

Total current liabilities	79,534,330	82,508,685	56,088,444

Deferred rent liabilities	16,936,598	13,981,037	15,344,004
Long-term debt	31,234,989	27,576,000	40,390,034

Total liabilities	127,705,917	124,065,722	111,822,482

Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at July 2, 2011, July 3, 2010 and January 1, 2011; 15,812,835 shares issued and outstanding at July 2, 2011, 15,797,246 at July 3, 2010, and 15,806,035 at January 1, 2011	15,814	15,798	15,807
Preferred stock –$.001 par value; 10,000,000 shares authorized at July 2, 2011, July 3, 2010 and January 1, 2011; no shares issued and outstanding	-	-	-
Deferred stock units –$.001 par value; 487,322 shares outstanding at July 2, 2011 454,998 shares outstanding at July 3, 2010 and January 1, 2011, respectively	487	455	455
Additional paid-in capital	126,034,220	124,757,311	125,247,156
Accumulated other comprehensive loss	(160,010)	(353,923)	(252,374)
Accumulated deficit	(56,601,447)	(54,942,704)	(61,802,598)

Total stockholders’ equity	69,289,064	69,476,937	63,208,446

Total liabilities and stockholders’ equity	$196,994,981	$193,542,659	$175,030,928

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net revenues	$130,219,882	$118,046,216	$211,734,919	$185,694,755
Cost of products sold	84,554,299	76,787,906	138,651,580	121,778,512

Gross profit	45,665,583	41,258,310	73,083,339	63,916,243

Selling, general and administrative	35,554,119	33,712,350	66,005,629	61,458,725
Store pre-opening expenses	228,567	207,928	536,038	457,666
Lease termination charges	182,914	-	182,914	-

Total operating expenses	35,965,600	33,920,278	66,724,581	61,916,391

Operating income	9,699,983	7,338,032	6,358,758	1,999,852

Interest expense	361,727	281,374	806,695	449,305
Other income (expense), net	27,510	(2,294)	70,775	24,546

Income before income taxes	9,365,766	7,054,364	5,622,838	1,575,093

Income tax expense	(1,051,449)	(858,833)	(421,687)	(208,544)

Net income	$8,314,317	$6,195,531	$5,201,151	$1,366,549

Net income per common share-basic	$0.51	$0.38	$0.32	$0.08
Net income per common share-diluted	$0.49	$0.36	$0.31	$0.08

Basic weighted average common shares outstanding	16,286,651	16,190,670	16,273,842	16,140,885
Diluted weighted average common shares outstanding	16,983,191	17,151,010	16,871,445	16,887,495

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Operating Activities
Net income	$5,201,151	$1,366,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,340,548	4,912,231
Amortization of intangible assets	218,843	197,142
Amortization of debt issue costs	69,261	82,080
Provision for bad debt expense	(9,915)	108,192
Stock-based compensation	772,075	672,765
Retirement of property and equipment	206,828	-

Change in operating assets and liabilities:
Accounts receivable	(1,346,701)	(616,107)
Inventories	(17,091,877)	(15,996,189)
Prepaids and other current assets	174,086	(3,819,613)
Other assets	(540,656)	(184,219)
Accounts payable	26,542,625	32,311,091
Accrued expenses and other current liabilities	(1,881,735)	(1,430,218)
Deferred rent	114,180	800,667

Net cash provided by operating activities	17,768,713	18,404,371

Investing Activities
Purchases of property and equipment	(8,252,769)	(7,943,369)

Net cash used in investing activities	(8,252,769)	(7,943,369)

Financing Activities
Principal payments on line of credit	(62,935,814)	(49,283,062)
Proceeds from line of credit	53,780,768	40,859,062
Proceeds from exercise of stock options	15,028	42,312

Net cash used in financing activities	(9,140,018)	(8,381,688)

Effect of exchange rate changes on cash	1,684	(23,699)

Change in cash	377,610	2,055,615
Cash, beginning of period	204,340	696,198

Cash, end of period	$581,950	$2,751,813

Supplemental cash flow information:
Interest payments	$806,695	$512,918
Income tax payments	$28,150	$209,575

See accompanying notes to unaudited condensed consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Principles

Basis of Interim Presentation and Principles of Consolidation

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf equipment and related apparel and accessories. The Company offers golf equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services, including the sale of individual club components for customers to build clubs, custom fitting, repair services and tennis equipment and apparel. The Company markets its products through retail stores and through its direct-to-consumer channels, which include its Internet site and catalogs.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the interim three- and six-month periods ended July 2, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2011.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended July 2, 2011 and July 3, 2010 both consisted of 13 weeks. The six-month periods ended July 2, 2011 and July 3, 2010 both consisted of 26 weeks.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. There were no material changes to comprehensive income (loss) during the three- and six-month periods ended July 2, 2011 and July 3, 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at July 2, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

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

Reclassifications

In order to conform to the current year presentation, reclassifications were made from prepaid expenses and other current assets to accounts payable in the amount of $4.0 million as of July 3, 2010 related to vendor rebates and credits which have been netted against related outstanding balances in accounts payable for the period then ended.

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

The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$8,314,317	$6,195,531	$5,201,151	$1,366,549
Basic:
Weighted-average shares of common stock outstanding	15,809,985	15,787,005	15,808,010	15,782,041
Weighted-average shares of deferred common stock units outstanding	476,666	403,665	465,832	358,844

Shares used in computing basic net income per common share	16,286,651	16,190,670	16,273,842	16,140,885
Effect of dilutive securities:
Stock options	696,540	960,340	597,603	746,610

Shares used in computing diluted net income per common share	$16,983,191	$17,151,010	$16,871,445	$16,887,495

Basic net income per common share	$0.51	$0.38	$0.32	$0.08
Diluted net income per common share	$0.49	$0.36	$0.31	$0.08

Performance Share Award

Under the 2006 Incentive Compensation Plan (the “2006 Plan”), awards of performance shares have been granted to certain executive officers of the Company (the “Performance Share Award”). The number of performance shares that may be earned by an executive officer will be based on the Company’s achievement of EBITDA (net income adjusted to exclude net interest expense, income taxes, depreciation, amortization and gain or loss on sale of capital assets) targets for 2011. Following the issuance of the Company’s 2011 audited financial statements, the number of performance shares that are earned (if any) will be automatically converted into an equal number of shares of common stock of the Company in the form of restricted stock, provided that the holder continues to be employed by the Company on the date of such conversion. One-third of the restricted stock will vest on each of the first, second and third anniversaries of the grant date, subject to the holder’s continuous employment through each vesting date. Based on the market price of the Company’s common stock at July 2, 2011, the maximum future aggregate value that could be awarded to these executives with respect to these awards was $0.8 million.

Non-Employee Director Compensation Plan

On April 27, 2011, the Non-Employee Director Compensation Plan was amended. The amended plan is included as Exhibit 10.28 to this Quarterly Report on Form 10-Q.

3.    Income Taxes

For the three-month periods ended July 2, 2011 and July 3, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 11.2% and 12.2% respectively. For the six-month periods ended July 2, 2011 and July 3, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 7.5% and 13.2% respectively. The change in the effective tax rate, year over year, was driven primarily by a decrease in state taxes as a percentage of income before income taxes. During the three-month periods ended July 2, 2011 and July 3, 2010, the Company recorded approximately $1.1 million and $0.9 million of income tax expense, respectively, on pre-tax income of approximately $9.4 million and $7.1 million, respectively. In the six-month periods ended July 2, 2011 and July 3, 2010, the Company recorded approximately $0.4 million and $0.2 million of income tax expense, respectively, on pre-tax income of approximately $5.6 million and $1.6 million, respectively.

For each of the six month periods ended July 2, 2011 and July 3, 2010, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to changes to its valuation allowances. Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying a material amount of U.S. federal income taxes in fiscal 2011, however, the Company’s actual results of operations could accelerate or defer the utilization of its deferred tax assets.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The tax years 2007 through 2010 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdictions.

The Company had no liability for unrecognized tax benefits at fiscal year end 2010 or as of July 2, 2011.

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

Interest Rate and Fees. Loans outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus a margin equal to 2.75% (such margin, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate” plus a margin equal to 0.25%. The “Base Rate” is a rate equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, and (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over 0.25%. Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During the three months ended July 2, 2011 and July 3, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.06% and 2.43%, respectively. During the six months ended July 2, 2011 and July 3, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.06% and 2.38%, respectively.

Covenants and Events of Default. The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of July 2, 2011, July 3, 2010 and January 1, 2011, the Company was in compliance with all applicable covenants.

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

At July 2, 2011, the Company had $31.2 million of outstanding borrowings under its Credit Facility and $45.4 million of borrowing availability after giving effect to all reserves. At July 3, 2010, the Company had $27.6 million of outstanding borrowings under its Credit Facility and $44.5 million of borrowing availability after giving effect to all reserves. At January 1, 2011, the Company had $40.4 million of outstanding borrowings under its Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves

Guarantees and Collateral. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Agent, for itself and for the benefit of the lenders, in substantially all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

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

5.     Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	July 2, 2011		July 3, 2010		January 1, 2011
	Gross carrying	Accumulated	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization
Definite lived intangibles
Customer database	$3,454,205	$(3,356,283)	$3,454,205	$(2,935,899)	$3,454,205	$(3,160,440)
Patents	180,000	(23,000)	100,000	-	100,000	-

	$3,634,205	$(3,379,283)	$3,554,205	$(2,935,899)	$3,554,205	$(3,160,440)

Indefinite lived intangibles
Trade names	$11,158,000	$-	$11,158,000	$-	$11,158,000	$-
Trademarks	13,972,251	-	13,972,251	-	13,972,251	-

	$25,130,251	$-	$25,130,251	$-	$25,130,251	$-

Total	$28,764,456	$(3,379,283)	$28,684,456	$(2,935,899)	$28,684,456	$(3,160,440)

Amortization expense related to the Company’s definite lived intangibles was approximately $0.1 million in each of the three-month periods ended July 2, 2011 and July 3, 2010, and was approximately $0.2 million in each of the six-month periods ended July 2, 2011 and July 3, 2010. Amortization expense is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company’s definite lived intangibles include a customer database, which is being amortized over an estimated useful life of 9 years through fiscal 2011, and patents for certain intellectual property, which are being amortized over an estimated useful life of 10 years through fiscal 2021.

6.    Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods, rent holidays and escalating rents. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2022. Rent expense, net of sublease rental income, was $6.1 million and $5.8 million for the three-month periods ended July 2, 2011 and July 3, 2010, respectively, and was $11.9 million and $11.5 million for the six-month periods ended July 2, 2011 and July 3, 2010, respectively. Sublease rental income recorded as a reduction to rent expense was $0.3 million and $0.2 million for the three-month periods ended July 2, 2011 and July 3, 2010, respectively and was $0.6 million and $0.5 million for the six-month periods ended July 2, 2011 and July 3, 2010, respectively.

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant which provides that the Company will assume responsibility for rental payments in the event the subtenant defaults. During the fourth quarter of 2010, the tenant to whom the lease was assigned filed for bankruptcy, and the Company recorded a charge of $0.3 million for its estimated obligation associated with this event. During the second quarter of 2011, the Company recorded an additional charge of $0.2 million for the estimated remaining obligation associated with the vacancy of this location. (See Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). The lease has future minimum lease payments of $0.3 million and $0.2 million for fiscal years 2011 and 2012, respectively. In addition, the Company is liable for other expenses related to the above lease, such as property taxes and common area maintenance, which were previously paid by the bankrupt tenant.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against Golfsmith USA, LLC asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, we reached an agreement to settle the O’Flynn claim, subject to court approval. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of July 2, 2011.

On June 3, 2010, Ed Leo, together with three other plaintiffs, filed a lawsuit against the Company in the California Superior Court of San Diego County in connection with a Women’s Night promotional event held by the Company on March 25, 2010. The plaintiff’s claim is based on alleged violations of the Unruh Act, California legislation which has been interpreted to prohibit promotional activities that discriminate on the basis of certain protected classes. While the plaintiffs in this action have alleged that the Company engaged in conduct that was discriminatory and actionable, the Company disputes these claims and intends to vigorously contest the lawsuit. At this time, it is not possible to estimate the amount of loss or range of possible loss, if any, that might result from an adverse resolution of this matter.

The Company is involved in various other legal proceedings arising in the ordinary course of conducting business. The Company believes that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations. The Company believes the amounts provided in its unaudited condensed consolidated financial statements are adequate in consideration of the probable and estimable liabilities.

7.     Lease termination charges

During the second quarter of 2011, the Company recorded an additional $0.2 million charge for estimated future rental obligations associated with a lease previously assigned to a subtenant which declared bankruptcy during the fourth quarter of 2010. The fair value of the charge was determined based on the Company’s discounted cash obligation to the landlord of this property, net of sublease reimbursements and is therefore regarded as a Level 3 fair value measurement. (See Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). As of July 2, 2011, this obligation is included in accrued expenses and other liabilities on the condensed consolidated balance sheet.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

Overview

We are one of the nation’s largest specialty retailers of golf equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com, and our direct mail catalogs. As of July 2, 2011, we operated 78 retail stores in 23 states and 34 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, in 1975, we mailed our first general golf products catalog, and in 1997, we launched our website designed to expand our direct-to-consumer business.

During the three months ended July 2, 2011, we announced the grand opening of our first location in the Washington, DC area at Tysons Corner. In the future, we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing locations.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic factors such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. The demand for our products was adversely impacted by the recent economic downturn. In response to this downturn, beginning in fiscal 2008 and continuing into fiscal 2011, we have been taking significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to improve profitability in the future.

In addition to future new store openings, a significant part of our strategy continues to be enhancing the non-clubmaking and Internet aspects of our direct-to-consumer channel. Our plan also entails the ongoing development of our proprietary brands, as we continue our efforts to grow our proprietary business.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended July 2, 2011 and July 3, 2010 each consisted of 13 weeks. The six-month periods ended July 2, 2011 and July 3, 2010 each consisted of 26 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three- and six-month periods ended July 2, 2011 and July 3, 2010:

	Three Months Ended				Six Months Ended
	July 2,		July 3,		July 2,		July 3,
	2011		2010		2011		2010
Net revenues (1)	$130,219,882	100.0%	$118,046,216	100.0%	$211,734,919	100.0%	$185,694,755	100.0%
Cost of products sold (2)	84,554,299	64.9%	76,787,906	65.0%	138,651,580	65.5%	121,778,512	65.6%

Gross profit	45,665,583	35.1%	41,258,310	35.0%	73,083,339	34.5%	63,916,243	34.4%

Selling, general and administrative	35,554,119	27.3%	33,712,350	28.6%	66,005,629	31.2%	61,458,725	33.1%
Store pre-opening expenses (3)	228,567	0.2%	207,928	0.2%	536,038	0.3%	457,666	0.2%
Lease termination charges (4)	182,914	0.1%	-	0.0%	182,914	0.1%	-	0.0%

Total operating expenses	35,965,600	27.6%	33,920,278	28.7%	66,724,581	31.5%	61,916,391	33.3%

Operating income	9,699,983	7.4%	7,338,032	6.2%	6,358,758	3.0%	1,999,852	1.1%

Interest expense	361,727	0.3%	281,374	0.2%	806,695	0.4%	449,305	0.2%
Other income (expense), net	27,510	0.0%	(2,294)	0.0%	70,775	0.0%	24,546	0.0%

Income before income taxes	9,365,766	7.2%	7,054,364	6.0%	5,622,838	2.7%	1,575,093	0.8%

Income tax expense	(1,051,449)	-0.8%	(858,833)	-0.7%	(421,687)	-0.2%	(208,544)	-0.1%

Net income	$8,314,317	6.4%	$6,195,531	5.2%	$5,201,151	2.5%	$1,366,549	0.7%

(1)	Revenues consist of merchandise sales, net of actual and expected returns, from our stores and our direct-to-consumer channels, as well as gift card breakage.

(2)	Cost of products sold includes inbound freight, vendor discounts and rebates, as well as cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization associated with our distribution and fulfillment center in Austin, Texas.

(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening.

(4)	During the second quarter of 2011, we recorded $0.2 in lease termination charges associated with a lease previously assigned to a subtenant which declared bankruptcy. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three- and six-month periods ended July 2, 2011 and July 3, 2010:

	Three Months Ended				Six Months Ended
	July 2,	July 3,	$	%	July 2,	July 3,	$	%
	2011	2010	Change	Change	2011	2010	Change	Change
Comparable stores (1)	$101,499,341	$94,822,495	$6,676,846	7.0%	$163,025,301	$149,096,135	$13,929,166	9.3%
Non-comparable stores	7,810,212	3,397,660	4,412,552	129.9%	12,955,403	4,525,983	8,429,420	186.2%

Total stores (2)	109,309,553	98,220,155	11,089,398	11.3%	175,980,704	153,622,118	22,358,586	14.6%

Direct-to-consumer	18,308,236	16,803,992	1,504,244	9.0%	31,061,005	27,367,109	3,693,896	13.5%
International distributors and other (3)	2,602,093	3,022,069	(419,976)	-13.9%	4,693,210	4,705,528	(12,318)	-0.3%

Net revenues	$130,219,882	$118,046,216	$12,173,666	10.3%	$211,734,919	$185,694,755	$26,040,164	14.0%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.

(2)	Included in total stores’ net revenues related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores is, $6.0 million and $5.7 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $10.5 million and $9.9 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

(3)	Consists of sales made through our international distributors, through our distribution and fulfillment center near London, England and gift card breakage revenue.

Three Months ended July 2, 2011 compared to Three Months ended July 3, 2010

Net Revenues. Net revenues increased 10.3 % to $130.2 million for the three months ended July 2, 2011 from $118.0 million for the three months ended July 3, 2010. The increase was primarily due to an $11.1 million increase in our store revenues and an increase of $1.5 million from our direct-to-consumer channel. Our comparable store revenues increased $6.7 million, or 7.0%, during fiscal 2011, as compared to fiscal 2010. In addition to an increase in sales among our existing retail locations, net revenues benefited from $4.4 million in sales associated with expansion of our store base and a 9.0% increase in direct-to-consumer revenue, driven by an increase in Internet sales of over 18%. Despite adverse weather conditions in some critical markets, the second quarter marked a continuation of sales momentum we experienced in the fourth quarter of 2010 and the first quarter of 2011. Sales in the second quarter were driven primarily by continued growth in new, higher priced drivers and iron sets along with solid increases in sales of shoes, apparel and premium golf balls.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 35.1% for the three months ended July 2, 2011 from 35.0% for the three months ended July 3, 2010. The continued execution of our strategy to increase the penetration of higher margin goods, such as shoes and apparel, delivered merchandise profit growth of approximately 0.7%, as percentage revenue, over the same period of the previous year. This increase in gross profits over the prior year was offset by an approximate 0.6% increase in shipping and freight driven primarily by free shipping offers through our direct-to-consumer channel, as well as higher freight costs resulting from increased carrier costs and increased inventory receipts.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 5.5% to $35.6 million for the three months ended July 2, 2011 from $33.7 million for the three months ended July 3, 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 27.3% for the three months ended July 2, 2011 from 28.6% for the three months ended July 3, 2010. The increase in selling, general and administrative expenses over the previous year in absolute dollars primarily relates to the opening of four new stores as well as an increase in performance bonuses. This increase was partially offset by savings which resulted from our closure of three stores during 2010. The decline, as a percentage of revenue, over the same period in the previous year was primarily due to our ability to continue to leverage our fixed cost structure.

Store pre-opening expenses. Store pre-opening expenses were $0.2 million in each of the three-month periods ended July 2, 2011 and July 3, 2010, respectively. Store pre-opening expenses for the three months ended July 2, 2011 and July 3, 2010 consist primarily of occupancy charges related to store openings in fiscal 2011 and 2010, respectively.

Lease termination charges. During the second quarter of 2011, we recorded $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant which declared bankruptcy. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

Interest expense, net. Interest expense, net consists of interest incurred on borrowings under our Credit Facility. For the three months ended July 2, 2011, net interest expense increased to $0.4 million from $0.3 million for the three months ended July 3, 2010. As a percentage of net revenues, interest expense increased to 0.3% for the three months ended July 2, 2011 as compared to 0.2% for the three months ended July 3, 2010. The increase in interest expense is primarily due to an increase in the average balance outstanding under our Credit Facility to facilitate store expansion and working capital requirements during our peak selling season.

Other income (expense), net. There were minimal changes in other income (expense), net during the three months ended July 2, 2011 as compared to the three months ended July 3, 2010. Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income.

Income tax expense. During the three-month periods ended July 2, 2011 and July 3, 2010, we recorded income tax expense of approximately $1.1 million and $0.9 million on pre-tax income of approximately $9.4 million and $7.1 million, respectively. Our provision for income taxes reflects an effective tax rate of approximately of 11.2% and 12.2% for the three months ended July 2, 2011 and July 3, 2010, respectively. The change in the effective tax rate, year over year, was driven primarily by a decrease in state taxes as a percentage of income before income taxes. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Six Months Ended July 2, 2011 compared to Six Months Ended July 3, 2010

Net Revenues. Net revenues increased 14.0% to $211.7 million for the six months ended July 2, 2011 compared to $185.7 million for the six months ended July 3, 2010. The increase was primarily due to a $13.9 million increase in our store revenues and an increase of $3.7 million from our direct-to-consumer channel. Our comparable store revenues increased $13.9 million, or 9.3%, during fiscal 2011, as compared to fiscal 2010. In addition to an increase in sales among our existing retail locations, net revenues benefited from $8.4 million in sales associated with expansion of our store base and a 13.5% increase in direct-to-consumer revenue, driven by an increase in Internet sales of over 24%. Revenue also benefited from several key product launches among our newest line of drivers and from one of our fastest growth initiatives, custom fitting, leading to purchases of higher ticket clubs and irons. While consumer sentiment, competitive closings and expansion of our store base have, in our opinion, added momentum to revenue growth, golf participation and demand for our products has been negatively impacted by less than favorable weather conditions throughout much of the country. During the five months ended May 31, 2011, Golf rounds played, a leading indicator of golf participation tracked by Golf Datatech L.L.C., declined 6.3% compared to the same period in fiscal 2010. To better navigate these trends, our strategy has been to secure a greater share of the market and the loyalty of our customers. While we have been successful in increasing revenues during the first six months of fiscal 2011 there is no assurance that revenues will continue to grow through the balance of the year.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.5% for the six months ended July 2, 2011 from 34.4% for the six months ended July 3, 2010. The continued execution of our strategy to increase the penetration of higher margin goods, such as shoes and apparel, delivered merchandise profit growth of approximately 0.7%, as percentage revenue, over the same period of the previous year. This increase in gross profits over the prior year was offset by an approximate 0.6% increase in shipping and freight driven primarily by free shipping offers through our direct-to-consumer channel, as well as higher freight costs resulting from increased carrier costs and increased inventory receipts.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.4% to $66.0 million for the six months ended July 2, 2011 from $61.5 million for the six months ended July 3, 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 31.2% for the six months ended July 2, 2011 from 33.1% for the six months ended July 3, 2010. The increase in selling, general and administrative expenses over the previous year in absolute dollars primarily relates to the opening of four new stores as well as an increase in performance bonuses and consulting fees for a one-time project designed to improve our marketing effectiveness. This increase was partially offset by savings which resulted from our closure of three stores during 2010. The decline, as a percentage of revenue, over the same period in the previous year was primarily due to our ability to continue to leverage our fixed cost structure.

Store pre-opening expenses. Store pre-opening expenses were $0.5 million in each of the six-month periods ended July 2, 2011 and July 3, 2010, respectively. Store pre-opening expenses for the six months ended July 2, 2011 and July 3, 2010 consist primarily of occupancy charges related to store openings in fiscal 2011 and 2010, respectively.

Lease termination charges. During the second quarter of 2011, we recorded $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant which declared bankruptcy. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

Interest expense, net. For the six months ended July 2, 2011, net interest expense increased to $0.8 million as compared to $0.4 million for the six months ended July 3, 2010. As a percentage of net revenues, interest expense increased to 0.4% for the six months ended July 2, 2011 from 0.2% for the six months ended July 3, 2010. The previous year includes a $0.2 million adjustment to reverse the impact of bank overcharges in previous periods. The remaining increase in interest expense is primarily due to an increase in the average balance outstanding under our Credit Facility to facilitate store expansion and working capital requirements during our peak selling season.

Other income (expense), net. There were minimal changes in other income (expense), net during the six months ended July 2, 2011 as compared to the six months ended July 3, 2010. Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax expense. During the six-month periods ended July 2, 2011 and July 3, 2010, we recorded income tax expense of approximately $0.4 million and $0.2 million on pre-tax income of approximately $5.6 million and $1.6 million, respectively. Our provision for income taxes reflects an effective tax rate of approximately of 7.5% and 13.2% for the three months ended July 2, 2011 and July 3, 2010, respectively. The change in the effective tax rate, year over year, was driven primarily by a decrease in state taxes as a percentage of income before income taxes. The income tax expense for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Liquidity and Capital Resources

As of July 2, 2011, our primary sources of liquidity consisted of cash totaling $0.6 million and $45.4 million of available borrowings under our Credit Facility, which is more fully described in Note 4 of the notes to unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q. As of July 2, 2011, we had outstanding debt obligations under our Credit Facility of $31.2 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store retrofits, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2011, we anticipate incurring approximately $2.5 million in capital expenditures, excluding tenant improvement allowances, related primarily to our new store openings, various store remodels and investments in our information technology infrastructure.

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

Cash Flows

	Six Months Ended
	July 2,	July 3,
	2011	2010
Net cash provided by operating activities	$17,768,713	$18,404,371
Net cash used in investing activities	(8,252,769)	(7,943,369)
Net cash used in financing activities	(9,140,018)	(8,381,688)
Effect of exchange rate changes on cash	1,684	(23,699)

Change in cash	$377,610	$2,055,615

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $17.8 million of cash for the six months ended July 2, 2011 and provided $18.4 million of cash for the six months ended July 3, 2010. The decrease in cash provided by operating activities during the six months ended July 2, 2011, as compared to the six months ended July 3, 2010 is due to increased inventory purchases in the current year quarter as a result of four new store openings as well as the timing of other working capital activities.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $8.3 million of cash for the six months ended July 2, 2011 and $7.9 million of cash for the six months ended July 3, 2010. Cash used during the six months ended July 2, 2011 relates to four new store openings, several store remodels and costs associated with the development and deployment of software systems designed to facilitate the expansion of our operations. Cash used during the six months ended July 3, 2010 includes costs related to three new store openings and several remodels.

Financing Activities

Financing activities used $9.1 million of cash for the six months ended July 2, 2011 and used $8.4 million of cash for the six months ended July 3, 2010. Cash used in financing activities primarily relates to net of borrowings and principal payments under our Credit Facility.

Indebtedness

As of July 2, 2011, we had approximately $31.2 million in aggregate indebtedness outstanding and $45.4 million in available borrowings under our Credit Facility, after giving effect to all reserves. At July 3, 2010, the Company had $27.6 million in aggregate indebtedness outstanding and $44.5 million in available borrowings under our Credit Facility, after giving effect to all reserves. As of January 1, 2011, we had $40.4 million of outstanding borrowings under our Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of July 2, 2011, we were in compliance with all applicable covenants. See Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of the terms of our Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 2, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.28	Amendment to Non-Employee Director Compensation Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove.

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL information is furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)
Date: July 28, 2011

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: July 28, 2011