Form 10-Q
period 2011-10-01
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2011-10-27
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 27, 2011
$.001 par value	15,813,135 Shares

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 1, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 1, 2011	October 2, 2010	January 1, 2011

	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$870,112	$767,632	$204,340
Receivables, net of allowances of $161,170, $217,131 and $107,757 at October 1, 2011, October 2, 2010 and January 1, 2011, respectively	1,494,570	1,998,339	2,011,241
Inventories	85,349,907	80,734,274	79,417,087
Prepaid expenses and other current assets	7,467,946	5,914,758	6,891,261

Total current assets	95,182,535	89,415,003	88,523,929

Property and equipment, net	60,358,141	58,126,118	58,925,620
Intangible assets, net	25,284,751	25,652,606	25,524,016
Other long-term assets	2,859,307	1,735,941	2,057,363

Total assets	$183,684,734	$174,929,668	$175,030,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,169,848	$33,966,447	$35,694,830
Accrued expenses and other current liabilities	18,838,175	14,934,597	20,393,614

Total current liabilities	61,008,023	48,901,044	56,088,444

Deferred rent liabilities	16,559,846	14,625,706	15,344,004
Long-term debt	35,365,260	42,636,399	40,390,034

Total liabilities	112,933,129	106,163,149	111,822,482

Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at October 1, 2011, October 2, 2010 and January 1, 2011; 15,813,135 shares issued and outstanding at October 1, 2011, 15,803,035 at October 2, 2010, and 15,806,035 at January 1, 2011	15,814	15,804	15,807
Preferred stock –$.001 par value; 10,000,000 shares authorized at October 1, 2011, October 2, 2010 and January 1, 2011; no shares issued and outstanding	-	-	-
Deferred stock units –$.001 par value; 487,322 shares outstanding at October 1, 2011 454,998 shares outstanding at October 2, 2010 and January 1, 2011, respectively	487	455	455
Additional paid-in capital	126,332,635	125,000,730	125,247,156
Accumulated other comprehensive loss	(308,393)	(163,888)	(252,374)
Accumulated deficit	(55,288,938)	(56,086,582)	(61,802,598)

Total stockholders’ equity	70,751,605	68,766,519	63,208,446

Total liabilities and stockholders’ equity	$183,684,734	$174,929,668	$175,030,928

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net revenues	$100,996,878	$93,272,151	$312,731,797	$278,966,906
Cost of products sold	66,140,939	61,242,069	204,792,519	183,020,581

Gross profit	34,855,939	32,030,082	107,939,278	95,946,325

Selling, general and administrative	32,935,504	31,474,726	98,941,133	92,933,451
Store pre-opening expenses	109,257	39,544	645,295	497,210
Store closing, lease termination and impairment charges	-	1,572,624	182,914	1,572,624

Total operating expenses	33,044,761	33,086,894	99,769,342	95,003,285

Operating income (loss)	1,811,178	(1,056,812)	8,169,936	943,040

Interest expense	383,944	356,806	1,190,639	806,111
Other income (expense), net	(28,023)	40,310	42,752	64,856

Income (loss) before income taxes	1,399,211	(1,373,308)	7,022,049	201,785

Income tax (expense) benefit	(86,702)	229,430	(508,389)	20,886

Net income (loss)	$1,312,509	$(1,143,878)	$6,513,660	$222,671

Net income (loss) per common share-basic	$0.08	$(0.07)	$0.40	$0.01
Net income (loss) per common share-diluted	$0.08	$(0.07)	$0.39	$0.01

Basic weighted average common shares outstanding	16,300,309	16,254,860	16,282,664	16,178,853
Diluted weighted average common shares outstanding	16,704,730	16,254,860	16,825,773	16,889,560

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010

Operating Activities
Net income	$6,513,660	$222,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,070,384	7,456,567
Amortization of intangible assets	319,265	205,162
Amortization of debt issue costs	103,892	293,093
Provision for bad debt expense	33,357	114,816
Stock-based compensation	1,070,055	904,148
Loss on retirement of property and equipment	206,828	-
Non-cash impairment charges	-	371,286

Change in operating assets and liabilities:
Accounts receivable	442,842	(224,441)
Inventories	(6,464,844)	(3,973,823)
Prepaids and other current assets	(2,034,046)	(1,316,357)
Other assets	(747,583)	(384,239)
Accounts payable	8,137,933	2,722,805
Accrued expenses and other current liabilities	(1,746,985)	(4,595,671)
Deferred rent	1,479,765	1,635,250

Net cash provided by operating activities	15,384,523	3,431,267

Investing Activities
Purchases of property and equipment	(9,709,211)	(9,652,926)

Net cash used in investing activities	(9,709,211)	(9,652,926)

Financing Activities
Principal payments on line of credit	(85,233,781)	(79,643,275)
Proceeds from line of credit	80,209,006	86,279,674
Debt issuance costs	-	(389,926)
Proceeds from exercise of stock options	15,463	54,354

Net cash (used in) provided by financing activities	(5,009,312)	6,300,827

Effect of exchange rate changes on cash	(228)	(7,734)

Change in cash	665,772	71,434
Cash, beginning of period	204,340	696,198

Cash, end of period	$870,112	$767,632

Supplemental cash flow information:
Interest payments	$1,121,761	$800,043
Income tax payments	$160,878	$314,115

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the interim three- and nine-month periods ended October 1, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2011.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods in its fiscal year.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended October 1, 2011 and October 2, 2010 both consisted of 13 weeks. The nine-month periods ended October 1, 2011 and October 2, 2010 both consisted of 39 weeks.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. There were no material changes to comprehensive income (loss) during the three- and nine-month periods ended October 1, 2011 and October 2, 2010.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at October 1, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Net income (loss)	$1,312,509	$(1,143,878)	$6,513,660	$222,671
Basic:
Weighted-average shares of common stock outstanding	15,812,987	15,799,862	15,809,669	15,787,957
Weighted-average shares of deferred common stock units outstanding	487,322	454,998	472,995	390,896

Shares used in computing basic net income (loss) per common share	16,300,309	16,254,860	16,282,664	16,178,853
Effect of dilutive securities:
Stock options	404,421	-	543,109	710,707

Shares used in computing diluted net income (loss) per common share	$16,704,730	$16,254,860	16,825,773	$16,889,560

Basic net income (loss) per common share	$0.08	$(0.07)	$0.40	$0.01
Diluted net income (loss) per common share	$0.08	$(0.07)	$0.39	$0.01
Potentially dilutive securities (1)	2,172,600	3,024,071	2,172,600	1,014,421

(1)	Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per common share for the above periods because their effect would have been anti-dilutive.

3.    Income Taxes

For the three month periods ended October 1, 2011 and October 2, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 6.2% and 16.7% respectively. For the nine month periods ended October 1, 2011 and October 2, 2010, the Company’s provision for income taxes reflects an effective tax rate of approximately 7.2% and 10.4% respectively. For the three and nine month periods ended October 1, 2011 and October 2, 2010, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily due to change in state taxes as a percentage of income before income taxes and changes in valuation allowances. Due to the utilization of deferred tax assets relating to net operating losses, the Company does not anticipate paying any U.S. federal income taxes in fiscal 2011, however, actual results could accelerate or defer the utilization of its deferred tax assets.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The tax years 2007 through 2010 remain open to examination by all the taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any taxing jurisdictions.

The Company had no liability for unrecognized tax benefits at fiscal year end 2010 or as of October 1, 2011.

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

Interest Rate and Fees .. Loans outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus a margin equal to 2.75% (such margin, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate” plus a margin equal to 0.25%. The “Base Rate” is a rate equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, and (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over 0.25%. Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During the three months ended October 1, 2011 and October 2, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.06% and 3.10%, respectively. During the nine months ended October 1, 2011 and October 2, 2010, the weighted average interest rate on the Company’s outstanding borrowings was 3.06% and 2.62%, respectively.

Covenants and Events of Default . The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of October 1, 2011, October 2, 2010 and January 1, 2011, the Company was in compliance with all applicable covenants.

Borrowing Capacity . Available amounts under the Credit Facility are calculated against a borrowing base. The borrowing base is limited to (i) 90% of the net amount of Borrowers’ eligible accounts, as defined in the Credit Facility, plus (ii) the lesser of (x) 70% of the Borrowers’ eligible inventory, as defined in the Credit Facility, or (y) up to 90% of the Borrowers’ net orderly liquidation value of eligible inventory, plus (iii) 63% of the fair market value of eligible real estate, as defined in the Credit Facility, minus (iv) any reserves, as defined in the Credit Facility (reserves associated with gift card liability are 25% and customer deposits are 50% of the Borrowers’ book value of each liability), and (v) letters of credit outstanding. The Agent has the right to establish, modify or eliminate reserves against eligible inventory and accounts from time to time in its reasonable credit judgment. The Credit Facility stipulates that borrowing availability at any given time cannot be less than $3.5 million. In addition, when the available amount of the Loans is less than 15% of the borrowing base, the Agent may request that amounts in the Borrowers’ accounts be forwarded to a deposit account designated by the Agent.

At October 1, 2011, the Company had $35.4 million of outstanding borrowings under its Credit Facility and $29.1 million of borrowing availability after giving effect to all reserves. At October 2, 2010, the Company had $42.6 million of outstanding borrowings under its Credit Facility and $18.4 million of borrowing availability after giving effect to all reserves. At January 1, 2011, the Company had $40.4 million of outstanding borrowings under its Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves

Guarantees and Collateral . Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Agent, for itself and for the benefit of the lenders, in substantially all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

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

5.    Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	October 1, 2011		October 2, 2010		January 1, 2011
	Gross carrying	Accumulated	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization
Definite lived intangibles
Customer database	$3,454,205	$(3,454,205)	$3,454,205	$(3,031,850)	$3,454,205	$(3,160,440)
Patents	182,000	(27,500)	100,000	-	100,000	-

	$3,636,205	$(3,481,705)	$3,554,205	$(3,031,850)	$3,554,205	$(3,160,440)

Indefinite lived intangibles
Trade names	$11,158,000	$-	$11,158,000	$-	$11,158,000	$-
Trademarks	13,972,251	-	13,972,251	-	13,972,251	-

	$25,130,251	$-	$25,130,251	$-	$25,130,251	$-

Total	$28,766,456	$(3,481,705)	$28,684,456	$(3,031,850)	$28,684,456	$(3,160,440)

Amortization expense related to the Company’s definite lived intangibles was approximately $0.1 million in each of the three-month periods ended October 1, 2011 and October 2, 2010, and was approximately $0.3 million in each of the nine-month periods ended October 1, 2011 and October 2, 2010. Amortization expense is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company’s definite lived intangibles include a customer database, which is being amortized over an estimated useful life of 9 years through fiscal 2011, and patents for certain intellectual property, which are being amortized over an estimated useful life of 10 years through fiscal 2021.

6.    Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2022. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2022. Rent expense, net of sublease rental income, was $6.0 million and $6.6 million for the three-month periods ended October 1, 2011 and October 2, 2010, respectively, and was $17.9 million and $18.1 million for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively. Sublease rental income recorded as a reduction to rent expense was $0.3 million for each of the three-month periods ended October 1, 2011 and October 2, 2010, respectively and was $1.0 million and $0.8 million for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively.

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant which provides that the Company will assume responsibility for rental payments in the event the subtenant defaults. During the fourth quarter of 2010, the tenant to whom the lease was assigned filed for bankruptcy, and the Company recorded a charge of $0.3 million for its estimated obligation associated with this event. During the second quarter of 2011, the Company recorded an additional charge of $0.2 million for the estimated remaining obligation associated with the vacancy of this location. (See Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). The estimated obligation represents the future minimum lease payments in addition to other related expenses, such as property taxes and common area maintenance, which were previously paid by the bankrupt tenant.

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against Golfsmith USA, LLC asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, we reached an agreement to settle the O’Flynn claim, subject to court approval. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of October 1, 2011.

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

7.    Store closing, lease termination and impairment charges

During the second quarter of 2011, the Company recorded an additional $0.2 million charge for estimated future rental obligations associated with a lease previously assigned to a subtenant which declared bankruptcy during the fourth quarter of 2010. The fair value of the charge was determined based on the Company’s discounted cash obligation to the landlord of this property, net of sublease reimbursements, and is therefore regarded as a Level 3 fair value measurement. (See Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). As of October 1, 2011, this obligation is included in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet.

During the third quarter of 2010, the Company recorded store closing, lease termination and asset impairment charges in the amount of $1.6 million, comprised of $0.3 million in lease termination costs, $0.6 million in future rent obligations, $0.4 million in fixed asset impairment charges and $0.3 million in store closing expenses. The fair value of the future rent obligation and early lease termination charges was determined based on the Company’s discounted cash obligation to the landlords of these properties, net of sublease reimbursements, and is therefore regarded as a Level 3 fair value measurement.

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

Overview

We are one of the nation’s largest specialty retailers of golf equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com , and our direct mail catalogs. As of October 1, 2011, we operated 78 retail stores in 23 states and 34 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, in 1975, we mailed our first general golf products catalog, and in 1997, we launched our website designed to expand our direct-to-consumer business.

During the three months ended October 1, 2011, we announced the opening of a retail location in the Sarasota, Florida market, which is scheduled to open in November. In the future, we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing locations.

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

In addition to future new store openings, a significant part of our strategy continues to be enhancing the non-clubmaking and Internet aspects of our direct-to-consumer channel. Our plan also entails the ongoing development of our own brand portfolio, as we continue our efforts to grow our proprietary business.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three-month periods ended October 1, 2011 and October 2, 2010 each consisted of 13 weeks. The nine-month periods ended October 1, 2011 and October 2, 2010 each consisted of 39 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three- and nine-month periods ended October 1, 2011 and October 2, 2010:

	Three Months Ended				Nine Months Ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
Net revenues (1)	$100,996,878	100.0%	$93,272,151	100.0%	$312,731,797	100.0%	$278,966,906	100.0%
Cost of products sold (2)	66,140,939	65.5%	61,242,069	65.7%	204,792,519	65.5%	183,020,581	65.6%

Gross profit	34,855,939	34.5%	32,030,082	34.3%	107,939,278	34.5%	95,946,325	34.4%
Selling, general and administrative	32,935,504	32.6%	31,474,726	33.7%	98,941,133	31.6%	92,933,451	33.3%
Store pre-opening expenses (3)	109,257	0.1%	39,544	0.0%	645,295	0.2%	497,210	0.2%
Store closing, lease termination and impairment charges (4)	-	0.0%	1,572,624	1.7%	182,914	0.1%	1,572,624	0.6%

Total operating expenses	33,044,761	32.7%	33,086,894	35.5%	99,769,342	31.9%	95,003,285	34.1%
Operating income (loss)	1,811,178	1.8%	(1,056,812)	-1.1%	8,169,936	2.6%	943,040	0.3%
Interest expense	383,944	0.4%	356,806	0.4%	1,190,639	0.4%	806,111	0.3%
Other income (expense), net	(28,023)	0.0%	40,310	0.0%	42,752	0.0%	64,856	0.0%

Income (loss) before income taxes	1,399,211	1.4%	(1,373,308)	-1.5%	7,022,049	2.2%	201,785	0.1%
Income tax (expense) benefit	(86,702)	-0.1%	229,430	0.2%	(508,389)	-0.2%	20,886	0.0%

Net income (loss)	$1,312,509	1.3%	$(1,143,878)	-1.2%	$6,513,660	2.1%	$222,671	0.1%

(1)	Revenues consist of merchandise sales, net of actual and expected returns, from our stores and our direct-to-consumer channels, as well as gift card breakage.

(2)	Cost of products sold includes inbound freight, vendor discounts and rebates, as well as cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization associated with our distribution and fulfillment center in Austin, Texas.

(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening.

(4)	During the second quarter of 2011, we recorded $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant which declared bankruptcy. Store closing, lease termination and impairment charges during the previous year resulted from store closures during the third quarter of 2010. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three- and nine-month periods ended October 1, 2011 and October 2, 2010:

	Three Months Ended				Nine Months Ended
	October 1, 2011	October 2, 2010	$ Change	% Change	October 1, 2011	October 2, 2010	$ Change	% Change
Comparable stores (1)	$79,459,783	$76,813,193	$2,646,590	3.4%	$242,531,392	$225,913,534	$16,617,858	7.4%
Non-comparable stores	4,147,800	1,019,055	3,128,745	307.0%	17,115,168	5,540,832	11,574,336	208.9%

Total stores (2)	83,607,583	77,832,248	5,775,335	7.4%	259,646,560	231,454,366	28,192,194	12.2%

Direct-to-consumer	14,820,332	13,323,430	1,496,902	11.2%	45,881,337	40,690,539	5,190,798	12.8%
International distributors and other (3)	2,568,963	2,116,473	452,490	21.4%	7,203,900	6,822,001	381,899	5.6%

Net revenues	$100,996,878	$93,272,151	$7,724,727	8.3%	$312,731,797	$278,966,906	$33,764,891	12.1%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.

(2)	Included in total stores’ net revenues related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores is, $4.2 million for each of the three months ended October 1, 2011 and October 2, 2010, respectively, and $14.8 million and $14.1 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

(3)	Consists of sales made through our international distributors, through our distribution and fulfillment center near London, England and gift card breakage revenue.

Three Months ended October 1, 2011 compared to Three Months ended October 2, 2010

Net Revenues. Net revenues increased 8.3% to $101.0 million for the three months ended October 1, 2011 from $93.3 million for the three months ended October 2, 2010. The increase was primarily due to a $5.8 million increase in our store revenues and an increase of $1.5 million from our direct-to-consumer channel. Our comparable store revenues increased $2.6 million, or 3.4%, during fiscal 2011, as compared to fiscal 2010. In addition to an increase in sales among our existing retail locations, net revenues benefited from a $3.1 million increase in sales associated with expansion of our store base and an 11.2% increase in direct-to-consumer revenue, driven by an increase in Internet sales of over 18%. Despite adverse weather conditions in some critical markets, net revenue benefited from sales of apparel and shoes, in addition to continued demand for new, higher priced drivers and iron sets.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.5% for the three months ended October 1, 2011 from 34.3% for the three months ended October 2, 2010. The continued execution of our strategy to increase the penetration of higher margin goods, such as apparel and shoes, delivered merchandise gross profit growth of approximately 1.5%, as a percentage of revenue, over the same period of the previous year. This increase in gross profits over the prior year was offset by an approximate 0.7% increase in shipping and freight driven primarily by free shipping offers through our direct-to-consumer channel, as well as higher freight costs resulting from increased carrier costs and increased inventory receipts. The current quarter also reflects a 0.5% increase in shrink expense related to a timing difference in actual physical inventories and increased shrink in certain key product categories.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.6% to $32.9 million for the three months ended October 1, 2011 from $31.5 million for the three months ended October 2, 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 32.6% for the three months ended October 1, 2011 from 33.7% for the three months ended October 2, 2010. The increase in selling, general and administrative expenses over the previous year in absolute dollars primarily relates to the opening of four new stores as well as an increase in performance bonuses and $0.6 million in charges for legal and other professional services incurred outside the ordinary course of business. The decline, as a percentage of revenue, over the same period in the previous year was primarily due to our ability to continue to leverage our fixed cost structure and to improved labor productivity in the stores.

Store pre-opening expenses. Store pre-opening expenses for the three months ended October 1, 2011 and October 2, 2010 consist primarily of occupancy charges related to store openings in fiscal 2011 and 2010, respectively.

Store closing, lease termination and impairment charges. Included in the three months ended October 2, 2010 is $1.6 million in store closing, lease termination and asset impairment charges associated with store closures. (See Note 7 to our unaudited condensed consolidated financial statements).

Interest expense, net. Interest expense consists primarily of interest expense incurred on borrowings under our Credit Facility. For each of the three months ended October 1, 2011 and October 2, 2010, interest expense was $0.4 million.

Other income (expense), net. There were minimal changes in other income (expense), net during the three months ended October 1, 2011 as compared to the three months ended October 2, 2010. Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income.

Income tax (expense) benefit. During the three-month periods ended October 1, 2011 and October 2, 2010, we recorded income tax expense and an income tax benefit of approximately $0.1 million and $0.2 million, respectively, on pre-tax income and a pre-tax loss of approximately $1.4 million and $1.4 million, respectively. Our provision for income taxes reflects an effective tax rate of approximately of 6.2% and 16.7% for the three months ended October 1, 2011 and October 2, 2010, respectively. The decrease in our effective tax rate, year over year, was driven primarily by a reduction in our provision for state, federal and international income taxes primarily due to a change in state taxes as a percentage of income before income taxes. The income tax benefit for the previous year related to the uncertainty regarding deductions taken on late filed foreign tax returns which had not been examined by the applicable tax authorities. The period of inquiry related to the foreign tax returns expired during the fourth quarter of 2010, and the Company decreased this previously unrecognized tax benefit liability to zero at the end of fiscal 2010. The provision for income taxes for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. (See Note 3 to our unaudited condensed consolidated financial statements).

Nine Months Ended October 1, 2011 compared to Nine Months Ended October 2, 2010

Net Revenues. Net revenues increased 12.1% to $312.7 million for the nine months ended October 1, 2011 compared to $279.0 million for the nine months ended October 2, 2010. The increase was primarily due to a $28.2 million increase in our store revenues and an increase of $5.2 million from our direct-to-consumer channel. Our comparable store revenues increased $16.6 million, or 7.4%, during fiscal 2011, as compared to fiscal 2010. In addition to an increase in sales among our existing retail locations, net revenues benefited from a $11.6 million increase in sales associated with expansion of our store base and a 12.8% increase in direct-to-consumer revenue, driven by an increase in Internet sales of over 22%. Revenue also benefited from sales of apparel, shoes and several key product launches among our newest line of drivers and from one of our fastest growth initiatives, custom fitting, leading to purchases of higher ticket clubs and irons. While competitive closings and expansion of our store base have, in our opinion, added momentum to revenue growth, golf participation and demand for our products has been negatively impacted by less than favorable weather throughout much of the country. During the eight months ended August 31, 2011, golf rounds played, a leading indicator of golf participation tracked by Golf Datatech L.L.C., declined 3.3% compared to the same period in fiscal 2010. To better navigate these trends, our strategy has been to secure a greater share of the market and the loyalty of our customers.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.5% for the nine months ended October 1, 2011 from 34.4% for the nine months ended October 2, 2010. The continued execution of our strategy to increase the penetration of higher margin goods, such as shoes and apparel, delivered merchandise gross profit growth of approximately 1.1%, as percentage revenue, over the same period of the previous year. This increase in gross profits over the prior year was offset by an approximate 0.6% increase in shipping and freight driven primarily by free shipping offers through our direct-to-consumer channel, as well as higher freight costs resulting from increased carrier costs and increased inventory receipts. The current year also reflects a 0.2% decrease in the impact of vendor funding now reflected as an offset to advertising expense, in addition to a 0.1% increase in shrink resulting from higher shrink in certain key product categories.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.5% to $98.9 million for the nine months ended October 1, 2011 from $92.9 million for the nine months ended October 2, 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 31.6% for the nine months ended October 1, 2011 from 33.3% for the nine months ended October 2, 2010. The increase in selling, general and administrative expenses over the previous year in absolute dollars primarily relates to the opening of four new stores as well as an increase in performance bonuses, $0.3 million in consulting fees for a one-time project designed to improve our marketing effectiveness and $0.6 million in charges for legal and other professional services incurred outside the ordinary course of business. This increase was partially offset by savings which resulted from our closure of three stores during 2010. The decline, as a percentage of revenue, over the same period in the previous year was primarily due to our ability to continue to leverage our fixed cost structure and to improved labor productivity in the stores.

Store pre-opening expenses. Store pre-opening expenses were $0.6 million and $0.5 million in each of the nine-month periods ended October 1, 2011 and October 2, 2010, respectively. Store pre-opening expenses for the nine months ended October 1, 2011 and October 2, 2010 consist primarily of occupancy charges related to store openings in fiscal 2011 and 2010, respectively.

Store closing, lease termination and impairment charges. During the second quarter of 2011, we recorded $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant which declared bankruptcy. The previous year includes $1.6 million in store closing, lease termination and asset impairment charges associated with store closures during the third quarter of fiscal 2010. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

Interest expense, net. For the nine months ended October 1, 2011, net interest expense increased to $1.2 million as compared to $0.8 million for the nine months ended October 2, 2010. As a percentage of net revenues, interest expense increased to 0.4% for the nine months ended October 1, 2011 from 0.3% for the nine months ended October 2, 2010. The previous year includes a $0.2 million adjustment to reverse the impact of bank overcharges in previous periods. The remaining increase in interest expense is primarily due to an increase in the average balance outstanding under our Credit Facility to facilitate store expansion and working capital requirements during the current fiscal year.

Other income (expense), net. There were minimal changes in other income (expense), net during the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010. Included in other income (expense), net are realized foreign currency exchange rate gains/losses, gains from the sale of assets, and other miscellaneous income.

Income tax (expense) benefit. During the nine month periods ended October 1, 2011 and October 2, 2010, we recorded income tax expense of approximately $0.5 million and a nominal income tax benefit on pre-tax income of approximately $7.0 million and $0.2 million, respectively. Our provision for income taxes reflects an effective tax rate of approximately of 7.2% and 10.4% for the nine months ended October 1, 2011 and October 2, 2010, respectively. The decrease in our effective tax rate, year over year, was driven primarily by a reduction in our provision for state, federal and international income taxes primarily due to a change in state taxes as a percentage of income before income taxes. The income tax benefit for the previous year related to the uncertainty regarding deductions taken on late filed foreign tax returns which had not been examined by the applicable tax authorities. The period of inquiry related to the foreign tax returns expired during the fourth quarter of 2010, and the Company decreased this previously unrecognized tax benefit liability to zero at the end of fiscal 2010. The provision for income taxes for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances. (See Note 3 to our unaudited condensed consolidated financial statements).

Liquidity and Capital Resources

As of October 1, 2011, our primary sources of liquidity consisted of cash totaling $0.9 million and $29.1 million of available borrowings under our Credit Facility, which is more fully described in Note 4 of the notes to unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q. As of October 1, 2011, we had outstanding debt obligations under our Credit Facility of $35.4 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store retrofits, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2011, we anticipate incurring approximately $2.4 million in capital expenditures, excluding tenant improvement allowances, related primarily to our new store openings, various store remodels and investments in our information technology infrastructure. In addition for the remainder of fiscal 2011, additional expenses for legal and other professional services outside the ordinary course of business may be incurred.

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

Cash Flows

	Nine Months Ended
	October 1, 2011	October 2, 2010
Net cash provided by operating activities	$15,384,523	$3,431,267
Net cash used in investing activities	(9,709,211)	(9,652,926)
Net cash (used in) provided by financing activities	(5,009,312)	6,300,827
Effect of exchange rate changes on cash	(228)	(7,734)

Change in cash	$665,772	$71,434

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $15.4 million of cash for the nine months ended October 1, 2011 and provided $3.4 million of cash for the nine months ended October 2, 2010. In addition to the increase in net income, the increase in cash provided by operating activities during the nine months ended October 1, 2011, as compared to the nine months ended October 2, 2010, primarily reflects a significant improvement in the timing of accounts payable payments in fiscal 2011 as compared to the prior year as a result of extended vendor payment terms negotiated during the fourth quarter of 2010 as part of company wide initiatives to increase operational efficiencies.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $9.7 million of cash for each of the nine months ended October 1, 2011 and October 2, 2010. Cash used during the nine months ended October 1, 2011 relates to four new store openings, several store remodels and costs associated with the development and deployment of software systems designed to facilitate the expansion of our operations. Cash used during the nine months ended October 2, 2010 includes costs related to three new store openings and several remodels.

Financing Activities

Financing activities used $5.0 million of cash for the nine months ended October 1, 2011 and provided $6.3 million of cash for the nine months ended October 2, 2010. Cash used in and provided by financing activities primarily relates to net of borrowings and principal payments under our Credit Facility.

Indebtedness

As of October 1, 2011, we had approximately $35.4 million in aggregate indebtedness outstanding and $29.1 million in available borrowings under our Credit Facility, after giving effect to all reserves. At October 2, 2010, the Company had $42.6 million in aggregate indebtedness outstanding and $18.4 million in available borrowings under our Credit Facility, after giving effect to all reserves. As of January 1, 2011, we had $40.4 million of outstanding borrowings under our Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our unaudited condensed consolidated financial statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of October 1, 2011, we were in compliance with all applicable covenants. See Note 4 of the notes to our unaudited condensed consolidated financial statements for further discussion of the terms of our Credit Facility.

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

Changes in Internal Control over Financial Reporting

During the quarter ended October 1, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 27, 2011

By:	/s/ Sue E. Gove
Sue E. Gove
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: October 27, 2011