Form 10-K
period 2011-12-31
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2012-03-30
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(512) 837-8810

Registrant’s Telephone Number, Including Area Code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $16.3 million.

There were 15,815,235 shares of the registrant’s common stock issued and outstanding as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

COMPANY INFORMATION

Golfsmith International Holdings, Inc., the parent company of Golfsmith International, Inc., is a holding company that has no material assets other than all of the capital stock of Golfsmith International, Inc. In this Annual Report on Form 10-K, unless the context indicates otherwise, the term “Golfsmith” refers to Golfsmith International, Inc. and its subsidiaries. The term “Company” refers to Golfsmith International Holdings, Inc. and its subsidiaries. The terms “we,” “us” and “our” refer to disclosures that relate to both Golfsmith and Holdings. Our principal executive office is located at 11000 N. IH-35, Austin, Texas 78753-3195, and our telephone number is (512) 837-8810. Our Internet site address is www.golfsmith.com.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our beliefs, assumptions, and expectations of future events, taking into account the information currently available to us. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future store openings, store remodels and capital expenditures, the likelihood of our success in expanding our business, financing plans, working capital needs and sources of liquidity. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “potential,” “project,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance, or financial condition to differ materially from the expectations of future results, performance, or financial condition we express or imply in any forward-looking statements. We note these factors pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These risks and uncertainties include, but are not limited to:

•	the state of the economy;

•	the level of discretionary consumer spending;

•	changes in consumer preferences and demographic trends;

•	the number of golf participants and spectators, and general demand for golf;

•	our ability to successfully execute our multi-channel strategy;

•	expansion into new markets;

•	the intense competition in the sporting goods industry and actions by our competitors;

•	the cost of our products;

•	adverse or unseasonal weather conditions;

•	inadequate protection of our intellectual property;

•	our ability to protect our proprietary brands and reputation;

•	credit and equity markets, availability of credit and other financing, and financial markets in general;

•	the timing, amount and composition of future capital expenditures;

•	the timing and number of new store openings and our expectations as to the costs associated with new store openings;

•	assumptions regarding demand for our products and the introduction of new product offerings;

•	the timing and completion of the remodeling of our existing stores;

•	the fact that a majority of our shares are currently beneficially owned by a single stockholder who can control the election of our directors and approval of significant corporate transactions;

•	the float and the market price of our shares could be affected by a distribution of shares by our majority shareholder to its investors and

•	other factors that we may not have currently identified or quantified.

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

PART I

Item 1. Business

Overview

We are one of the nation’s largest specialty retailers of golf equipment, apparel, footwear and related accessories. Since our founding in 1967, we have established Golfsmith as a leading national brand in the golf retail industry. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channels, which include both our website, www.golfsmith.com, and our direct mail catalogs. Our stores have knowledgeable employees and feature an activity-based shopping environment where our customers can test the performance of golf clubs in our in-store hitting areas. We offer an extensive product selection that features premier national brands, our proprietary-branded products and pre-owned clubs. We offer a number of customer services and customer care initiatives, including our club trade-in program, playability guarantee, extensive in-store demo experience, 115% low-price guarantee, our proprietary credit card, in-store golf lessons, and SmartFit™, our custom club-fitting program. Our distribution and fulfillment center and management information systems support and integrate our distribution channels and provide a scalable platform to support future expansion.

We were founded in 1967 as a clubmaking company, offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store and, in 1975, we mailed our first general golf products catalog, and in 1997 we launched our website to further expand our direct-to-consumer business.

Store Operations

As of December 31, 2011, we operated 79 stores in 23 states and 35 markets. Additional information regarding the locations of our stores is set forth in Item 2. “Properties.”

We design our stores in a way that we believe will provide an exciting, activity-based shopping environment that resonates with the golf enthusiast and highlights our extensive product offerings. Our stores range in size from approximately 9,000 to 60,000 square feet, the average size being 21,000 square feet. Generally, 85% of our store layout is dedicated to selling and experiential area while 15% is used for office space and non-retail functions. Our store concept can vary in size and format to fit each market depending on local market demographics, competition, real estate costs and availability.

Each store offers premier-branded clubs, balls, apparel and accessories, as well as our proprietary-branded products including Clubmaker®, Golfsmith®, Killer Bee®, J.G.Hickory ®, Lynx®, Profinity®, Snake Eyes®, TourTrek®, XPC®, Zevo®, Maggie Lane®, MacGregor® and ZTech,®, among others. Some of our stores offer club components, clubmaking tools, supplies and on-site clubmaking, custom club-fitting and club repair services. In addition, all of our stores offer hitting areas, putting greens, ball-launch monitor technology and club demos in a range-like setting. Every retail location offers an in-store kiosk that allows our customers to have access to over 40,000 stock keeping units, or SKUs, where they are able to order the requested item from our distribution network. Certain stores also offer golf lessons as well as golf equipment maintenance and repair services. In addition, our larger stores provide a more expansive array of activity-based offerings including partial-flight indoor driving ranges and a larger assortment of demo clubs. In 2009, we launched a new activity-based superstore format called Golfsmith Xtreme®, which ranges from 30,000 to 40,000 square feet and features larger hitting bays than our other stores, custom fitting studios, as well as golf instruction from Professional Golf Association, or PGA, -certified professionals. Golfsmith Xtreme® stores provide golfers and tennis players of all skill levels with an interactive environment to try out a variety of brand offerings.

We have entered into an agreement with GolfTEC Learning Centers to provide precision club-fitting and PGA-certified golf instruction to our customers. We had GolfTEC Learning Centers in 60 of our stores as of December 31, 2011.

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

Our retail stores accounted for 82.4% and 82.6% of our total net revenues in fiscal years ended December 31, 2011, or fiscal 2011, and January 1, 2011, or fiscal 2010, respectively.

Direct-to-Consumer

Our direct-to-consumer sales channel consists of our Internet and catalog businesses. Through our direct-to-consumer distribution channel, we offer our customers an extensive line of golf and tennis products, including equipment, apparel and accessories, as well as clubmaking components and tools. Our direct-to-consumer channel accounted for 15.0% and 15.1% of net revenues during fiscal 2011 and 2010, respectively.

The expansion of our direct-to-consumer segment continued in 2011 with revenue growth of 9.2%, $4.9 million in absolute dollars, over the prior year. We believe that certain management and strategic and changes in this business have reversed the trend of declining sales which primarily resulted from the slowdown in our clubmaking business. As part of our plan for fiscal 2012, we will continue to leverage our multi-channel capabilities in e-commerce, catalog and our retail stores.

Internet

We offer over 40,000 golf and tennis products through our Internet site, www.golfsmith.com. Through our Internet site, we seek to extend to the direct-to-consumer channel the innovative products offered in our retail stores. We have further enhanced the customer shopping experience by featuring, among other offerings, in-store pickup, advanced search functionality, product reviews, online SmartFit™ system, store and item locator, live chat and single click checkout.

Over the past four years, in our efforts to strengthen our direct-to-consumer channel, we made investments and improvements to our e-commerce website. In 2010, we launched e-commerce enhancements in navigation, shopping cart efficiency, design and mobile technology. Leveraging consumer data, we focused on selective marketing, service, technology, people and international strategic initiatives in support of our e-commerce business and multichannel capabilities via in-store, catalog, e-commerce and call center teams. We continued this effort into 2011 by implementing new initiatives with the goal of increasing customer traffic, including social networking, SKU expansion and strategic partnerships in marketing and web technology.

We believe our Internet site complements our retail stores and our catalogs by building customer awareness of our brand and acting as an effective marketing vehicle for our products and services, including new product introductions, special product promotions and our proprietary-branded products. We believe that our Internet site also drives traffic to our stores, as one of the most-used features on the Internet site is the store locator functionality.

Catalogs

We have a 40-year history as a catalog retailer and believe that we are one of the industry’s leading golf specialty catalog retailers. Our principal catalog publications are the “Golfsmith Consumer Catalog,” targeting the avid golfer, and the “Golfsmith Clubmaking Catalog,” a specialty catalog for people who build their own clubs. Our catalogs are designed and produced by our in-house staff of art directors, writers and photographers. The production and distribution schedule of our consumer catalogs permits us to introduce new products and make price adjustments as necessary. We continue to build and execute on our strategy of developing more targeted catalog vehicles promoting our specialty and lifestyle brands.

Products and Merchandising

We offer a broad assortment of golf products, including our own proprietary golf brands, through all of our sales channels. We generally price our products consistently across all channels. We also tailor the merchandise selection in our stores to meet the regional preferences of our customers. By providing a wide-ranging in-depth assortment of products and services, we attract the full spectrum of customers, from avid to recreational golfers, with buying interest across all of our price points.

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

Branded-products. We offer premier-branded golf equipment, apparel and footwear. We believe that carrying a broad selection of current premier-branded merchandise is critical to driving sales among our highest-spending and most passionate customers, the avid golfers.

Customer Service

We actively recruit avid golfers to serve as sales associates because we believe that they bring enthusiasm to the shopping experience and are knowledgeable about the products we sell. We also target individuals with a strong retail background because we believe an understanding of retail sales is helpful to marketing and selling our products. We provide extensive product training to our associates so that they can provide our customers with informed assistance, and we test our associates’ knowledge periodically.

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

We employ a combination of print, television, radio, direct mail, e-mail, search engine marketing, online advertising, social media, outdoor media and grassroots marketing programs, as well as in-store events, to drive awareness of our brand. On the local level, we optimize the media mix in each geographic market we serve. The clustering of stores in particular markets allows local advertising techniques to be more cost-effective. Additionally, we have instituted local grassroots marketing in an effort to increase communication and connections with customers and surrounding business communities that we believe will drive more business through increased brand awareness.

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

We also have an annual co-operative advertising program in which many of our vendors participate. This program provides vendors with differentiated co-operative advertising opportunities designed to expand brand awareness and take advantage of our targeted marketing capabilities, multi-channel business model and activity-based store environment.

Information Systems Management

Our core networking infrastructure, which serves as the backbone of our application landscape, is designed to provide security and stability and is built upon networking best practices. In addition, our communication lines, which are critical to our e-commerce business, are multi-vendor sourced and managed in redundant configurations.

We manage our information systems through our Oracle Enterprise Resource Planning, or ERP, environment, an enterprise-wide information system designed to coordinate all the resources, information, and activities needed to execute our business processes. To enhance scalability, reliability and flexibility, we develop and maintain our customer-facing applications in-house, integrating them into our Oracle ERP environment. Our customer-facing applications provide us with a complete view of our consumer data which allows us to better market to and meet the needs of our customer base.

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

Our in-store, point-of-sale system tracks all sales by category, style and item and allows us to compare current performance with historical and planned performance. The information gathered by this system also supports automatic replenishment of inventory and is integrated into product buying decisions. The system has an intuitive, user-friendly interface that facilitates new user training requirements.

Purchasing and Inventory Management

We have developed relationships with many of the major golf equipment vendors, giving us a diverse network of suppliers. Centralized merchandising management teams negotiate with vendors in an attempt to obtain the lowest net merchandise costs and improve control over product mix and inventory levels. We believe that our buying power and ability to make centralized purchases enable us to acquire products on favorable terms. During fiscal 2011 two of our suppliers, TaylorMade-Adidas and Callaway Golf, each individually supplied at least 10% of our total purchases. In fiscal 2010, three of our suppliers, TaylorMade-Adidas, Callaway Golf and Titleist-Acushnet Co. each individually supplied at least 10% of our total purchases. We source most of our proprietary products from contract manufacturers in Asia who manufacture our equipment according to our specifications. We do not currently have any long-term supply contracts with our vendors, and all of our orders are made on a purchase-order basis.

Our primary inventory management objectives are (1) optimizing the efficiency and timeliness of the flow of products to our stores and the availability of product through our direct-to-consumer channel, (2) maintaining appropriate in-stock levels related to top selling product categories, and (3) optimizing our overall investment in inventory across all business channels. We manage our inventory in several ways, including daily tracking of inventory positions utilizing our perpetual inventory and automated replenishment systems and reviewing item-level sales information to track the performance and sell-through of seasonal and promotional items. The data that we obtain from our point-of-sale system is an integral component in the inventory management process. In addition, inventories are verified through periodic physical and cycle counts conducted throughout the year on a rotating schedule. In fiscal 2012, we intend to focus on actions which we believe will increase our merchandise gross margins through enhanced product sales mix, inventory assortment optimization and SKU rationalization.

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

Competition

The golf industry is highly fragmented and competitive. We compete in the off-course specialty and other retail space as well as with other online and catalog retailers. The off-course specialty retail space is characterized by sales of golf equipment and apparel, favorable pricing and knowledgeable staff. The online and catalog retail space is characterized by competitive pricing, shopping convenience and a wide product selection. Recently, new and expanding channels of distribution, including increased selling by non-traditional golf retailers as well as increased direct-to-consumer modes of distribution have led to more competitive pricing.

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

Internet or catalog-specific retailers of golf equipment. Online and catalog retailers of golf equipment sell a wide selection of merchandise through the use of catalogs or the Internet. The products are competitively priced and the direct channel offers a certain convenience to consumers. However, catalog and Internet retailers are not able to offer hands-on product testing and fitting. These retailers typically have a limited channel focus that limits their ability for cross-channel marketing and selling as well as for cross-channel brand promotion. Our primary competitors who specialize in the catalog- and Internet-only categories are GolfDiscount.com , The Golf Warehouse, Rock Bottom Golf and 3balls.com., in addition to other competitive retail store locations who also have a presence in this online Internet market.

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

Facilities

We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, including general offices, distribution and fulfillment center, contact center and a clubmaker training facility. The Austin campus also includes a 30,000 square foot retail store, which includes an equipment testing area, and a driving range. All of our other premises are held under long-term leases with differing provisions and expiration dates.

Additional information regarding our facilities is set forth in Item 2, “Properties” of this Annual Report on Form 10-K.

Proprietary Rights and Intellectual Property

We are the exclusive licensee in many countries for the trademarks MacGregor®, DX®, EYE-O-MATIC®, MACTEC®, MT®, RESPONSE®, TOURNEY®, and VIP® for golf equipment. We also own a license to use the trademark HANK HANEY® for golf training equipment.

On May 20, 2009, we entered into a license agreement with MacGregor Golf Company. Under the terms of the license agreement, we obtained an exclusive perpetual license and sub-license in and to certain MacGregor® trademarks throughout the United States, Canada, Europe, Africa, South America and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010. Perpetual license rights will transfer to Golfsmith three years from the effective date of the license agreement, at which time Golfsmith will also obtain a 50% ownership interest in MacGregor Corp., a non-operating holding entity that licenses certain trademarks to MacGregor Golf Company. On September 24, 2009, MacGregor Golf Company assigned its rights in the MacGregor® portfolio of trademarks and its 50% ownership interest in MacGregor Corp. to CKF6 Holdings, LLC. CKF6 Holdings, LLC assumed the place of MacGregor Golf Company in the license agreement with Golfsmith.

We operate under the marks Golfsmith® and Golfsmith Xtreme®, and our proprietary-brand trademarks and service marks include Clubmaker®, Golfsmith®, Killer Bee®, J.G.Hickory ®, Lynx®, Profinity®, Snake Eyes®, TourTrek®, XPC®, Zevo®, Maggie Lane®, and ZTech,®, among others. We have a license to use and offer proprietary products under marks MacGregor®, VIP®, Tourney®, DX® and MT®. We develop, promote, and sell proprietary merchandise in the majority of our golf-related product categories, including clubs, club components, apparel, golf bags and covers, golf balls, golf gloves, pull and push carts, shoes, furnishings, accessories, training aids and gifts.

We believe that our trade names, trademarks and service marks have important value and are integral to building our name recognition.

Employees

We typically staff our stores with a general manager, one to four assistant managers, depending on the size of the store, and, on average, 15 to 20 full-time and part-time sales employees, depending on store volume and time of year. At December 31, 2011, we employed a total of 791 full-time and 921 part-time personnel, including 529 full-time and 874 part-time personnel at our retail stores. We generally supplement our workforce with seasonal full-time and part-time workers at peak times during our second and fourth quarters of each fiscal year. None of our work force is unionized.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own a 41-acre Austin, Texas campus, which is home to our corporate headquarters, distribution and fulfillment center, contact center and a clubmaker training facility. The Austin campus also includes a 30,000 square foot retail store, which includes an equipment testing area, and a driving range. We have granted a lien upon the Austin campus to secure our obligations to the lenders under our credit facility, as described below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

With the exception of the retail store at our Austin campus, we lease all of our retail stores. We lease a total of approximately 1.7 million square feet of aggregate retail space in various locations. All leased premises are held under long-term leases with differing provisions and expiration dates from January 2012 through June 2028. Our lease rents are generally fixed amounts with scheduled rent increases over the lease term. We also have nine leases that include percentage rent requirements based on net revenues, as defined in the respective lease agreements. Most leases contain provisions permitting us to renew for one or more specified terms.

Information regarding our owned properties and non-store leased facilities at December 31, 2011 is as follows.

Location	Size (sq. ft.)	Facility Type	Owned / Leased	Lease Termination Date
Austin, Texas	90,000	Office, Corporate Headquarters and Store	Owned	n/a
Austin, Texas	240,000	Distribution and Fulfillment Center	Owned	n/a
Austin, Texas	41 Acres	Campus, Driving Range and Training Facility	Owned	n/a
St. Ives, Cambridgeshire, England	15,900	Office, Warehouse and Shipping Facility	Leased	MTM

The following table shows the number of our stores by state at December 31, 2011:

Location	Number of Stores
Alabama	1
Arizona	4
California	14
Colorado	3
Connecticut	1
Florida	9
Georgia	2
Illinois	5
Indiana	1
Kansas	1
Michigan	3
Minnesota	3
Missouri	1
North Carolina	1
New Jersey	6
New York	5
Ohio	2
Oregon	2
Pennsylvania	1
Tennessee	1
Texas	11
Virginia	1
Wisconsin	1

79

Item 3. Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against Golfsmith USA, LLC asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, we reached an agreement to settle the O’Flynn claim, subject to court approval, which was obtained on December 8, 2011. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of December 31, 2011 and was settled during the first quarter of fiscal 2012.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Stock Market under the ticker symbol “GOLF.” The following table sets forth for the periods indicated the high and low closing sale prices of our common stock as reported on NASDAQ.

	Stock Price
	FY 2011		FY 2010
	High	Low	High	Low
First Quarter	$4.41	$2.42	$4.20	$2.16
Second Quarter	5.50	3.42	5.14	3.35
Third Quarter	4.15	2.76	4.08	2.75
Fourth Quarter	4.20	3.07	3.25	2.40

At December 31, 2011, there were approximately 72 stockholders of record of our common stock. A stockholder of record is the individual or entity that an issuer carries in its records as the registered holder and is not necessarily reflective of beneficial ownership of the shares. We currently do not pay dividends on our capital stock.

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

Overview

We are one of the nation’s largest specialty retailers of golf equipment, apparel , footwear and related accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channel, which includes both our website, www.golfsmith.com, and our direct mail catalogs. As of December 31, 2011, we operated 79 retail stores in 23 states and 35 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, in 1975, we mailed our first general golf products catalog, and in 1997, we launched our website designed to expand our direct-to-consumer business.

During 2011, we opened four new stores in three new geographic markets, and on January 25, 2012, we announced plans to open 10 new stores and relocate four existing locations in 2012. The openings and relocations in fiscal 2012 combined will result in a 17.5% increase in square footage. In the future, we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing markets.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic factors such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. The demand for our products was adversely impacted by the recent economic downturn. In response, beginning in fiscal 2008 and continuing into fiscal 2011, we took significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to improve profitability in the future.

In addition to future new store openings, a significant part of our strategy continues to be enhancing the non-clubmaking and Internet aspects of our direct-to-consumer channel. Our plan also entails the ongoing development of our own brand portfolio, as we continue our efforts to grow our proprietary business.

Industry Trends

The golf retail industry is highly fragmented among mass merchants, off-course specialty retailers such as ourselves, Internet merchants, warehouse-type merchants and on-course pro shops. The off-course specialty golf retail industry has become extremely competitive as general sporting goods or other golf specialty retailers have expanded their markets. We also face competition as competitors enter the marketplace in our existing markets. In addition, the clubmaking business has been in decline for the last several years. We believe this decline is due to the increase of brand-name closeouts from the top manufacturers resulting from shorter product life cycles, the growth of the pre-owned club market and declining interest by consumers in building their own clubs.

In addition to general economic conditions, sales of golf products are also affected by the popularity of golf, increases and decreases in the number of golf participants and the number of rounds played annually in the United States. The popularity of golf is directly related to the popularity of golf magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of the products we sell, especially the premier-branded golf merchandise, through advertising and the media or attendance at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf channels may reduce the visibility of the brands that we sell and could cause a decrease in our sales of golf products. The National Golf Foundation’s recent study on golf participation in the U.S. projects average annual growth in participation between 2010 and 2020 of 1.0%. Because of an anticipated slow growth rate in the golf industry, we expect that any possible growth over time for us, or any competitor that is heavily reliant on the golf industry, will result primarily from market share gains.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks or 14 weeks.

Results of Operations

The following table presents our audited consolidated statements of operations for fiscal years 2011 and 2010 and the related percentage of total net revenues:

	Fiscal Year Ended
	December 31,		January 1,		$
	2011		2011		Change
Net revenues (1)	$387,266,900	100.0%	$351,851,394	100.0%	$35,415,506
Cost of products sold (2)	252,161,117	65.1%	232,311,169	66.0%	19,849,948

Gross profit	135,105,783	34.9%	119,540,225	34.0%	15,565,558

Selling, general and administrative	132,023,943	34.1%	120,377,666	34.2%	11,646,277
Store pre-opening expenses (3)	995,213	0.3%	737,898	0.2%	257,315
Store closing, lease termination and impairment charges (4)	182,914	0.0%	2,705,836	0.8%	(2,522,922)

Total operating expenses	133,202,070	34.4%	123,821,400	35.2%	9,380,670

Operating income (loss)	1,903,713	0.5%	(4,281,175)	-1.2%	6,184,888

Interest expense	1,684,250	0.4%	1,262,053	0.4%	422,197
Other income (expense), net	76,017	0.0%	67,781	0.0%	8,236

Income (loss) before income taxes	295,480	0.1%	(5,475,447)	-1.6%	5,770,927

Income tax expense	(387,683)	-0.1%	(17,898)	0.0%	(369,785)

Net loss	$(92,203)	0.0%	$(5,493,345)	-1.6%	$5,401,142

(1)	Net revenues consist of merchandise sales, net of expected returns, from our stores and our direct-to-consumer business, as well as gift card breakage.
(2)	Cost of products sold includes inbound freight, vendor discounts and rebates as well as cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas.
(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening.
(4)	During the second quarter of 2011, we recorded $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant that declared bankruptcy. Fiscal 2010 includes charges for lease terminations, future rent obligations, asset impairments, payroll and other costs associated with five retail locations, three of which were closed during the third and fourth quarters of fiscal 2010. (See Notes 5 and 11 to our audited consolidated financial statements).

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for fiscal year 2011 and 2010:

	Fiscal Year Ended
	December 31,	January 1,	$	%
	2011	2011	Change	Change
Comparable stores (1)	$298,738,593	$285,435,529	$13,303,064	4.7%
Non-comparable stores	20,374,967	5,220,781	15,154,186	290.3%

Total stores (2)	319,113,560	290,656,310	28,457,250	9.8%

Direct-to-consumer	58,163,189	53,285,669	4,877,520	9.2%
International distributors and other (3)	9,990,151	7,909,414	2,080,737	26.3%

Net revenues	$387,266,900	$351,851,394	$35,415,506	10.1%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.
(2)	Included in total stores’ net revenues for both fiscal 2011 and 2010 is $17.9 million in sales transacted online and either picked up or shipped from our retail stores.
(3)	Consists of sales made through our international distributors and our distribution and fulfillment center near London, England and gift card breakage revenue.

Net Revenues. Net revenues increased 10.1% to $387.3 million for fiscal 2011 compared to $351.9 million for fiscal 2010. Growth in net revenues over the previous year was primarily due to a $28.5 million increase in our store revenues and an increase of $4.9 million from our direct-to-consumer channel. Our comparable store revenues increased $13.3 million, or 4.7%, during fiscal 2011, as compared to fiscal 2010. In addition to an increase in sales among our existing retail locations, net revenues benefited from a $15.2 million increase in sales associated with expansion of our store base and a 9.2% increase in direct-to-consumer revenue, driven by an increase in Internet sales of over 21%. Key contributors to the revenue increase included sales of apparel, shoes and several key product launches among the newest line of drivers and from one of our fastest growth initiatives—custom fitting—leading to purchases of higher ticket clubs. Included in net revenues is an additional $1.2 million of gift card breakage resulting from a change in estimated amounts to be escheated to state authorities. While store closings by competitors and expansion of our store base have, in our opinion, added momentum to revenue growth, golf participation and demand for our products has been negatively impacted by a challenging economic environment and less than favorable weather throughout much of the country. During fiscal 2011, golf rounds played, a leading indicator of golf participation tracked by Golf Datatech L.L.C., declined 2.5% compared to the same period in the previous year.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, increased to 34.9% for fiscal 2011 from 34.0% for fiscal 2010. The continued execution of our strategy to increase the penetration of higher margin goods, such as shoes and apparel, delivered merchandise gross profit growth of approximately 0.9% as a percentage of net revenues as compared to fiscal 2010. Gross profit also benefited from a 0.3% increase in the amount of vendor funding in excess of direct advertising expenditures and a 0.3% increase resulting from the additional gift card breakage resulting from a change in estimated amounts to be escheated to state authorities. This increase in gross profits over the prior year was partially offset by a 0.6% increase in shipping and freight driven primarily by free shipping offers through our direct-to-consumer channel, as well as higher freight costs resulting from increased carrier costs and increased inventory receipts.

Selling, general and administrative. Selling, general and administrative expenses increased 9.7% to $132.0 million for fiscal 2011 from $120.4 million for fiscal 2010. As a percentage of net revenues, selling, general and administrative expenses decreased to 34.1% for fiscal 2011 from 34.2% for fiscal 2010. The increase in selling, general and administrative expenses over the previous year in absolute dollars reflects the opening of four new stores, increased performance bonuses, an increase in bad debt expense of approximately $0.9 million (primarily related to a reserve increase for possible collection issues related to credit card processing complexities arising from a system conversion in the fourth quarter), $0.3 million in consulting fees for a one-time project designed to improve our marketing effectiveness and $1.3 million in charges for legal and other professional services associated with exploring a strategic transaction that may include a potential sale of the Company. The Company to date has not reached an agreement with respect to such a transaction and the Company cannot predict whether an agreement will be reached.

Store pre-opening expenses. Store pre-opening expenses were $1.0 million and $0.7 million for fiscal 2011 and 2010, respectively. Fiscal 2011 reflects occupancy charges primarily related to four new store openings in fiscal 2011 and rent for five new locations scheduled to open in the Spring of 2012. The previous year consists primarily of occupancy charges related to four new store openings in fiscal 2010.

Store closing, lease termination and impairment charges. During the second quarter of 2011, we recorded $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant that declared bankruptcy. The previous year includes $2.7 million in store closing, lease termination and asset impairment charges associated with five retail locations, three of which were closed during the third and fourth quarter of fiscal 2010. (See Notes 5 and 11 to our audited consolidated financial statements).

Interest expense. Interest expense consists primarily of interest incurred on borrowings under our credit facility. In fiscal 2011 and 2010, we recorded interest expense of $1.7 million and $1.3 million, respectively. As a percentage of net revenues, interest expense remained constant year over year at 0.4%.

Other income (expense), net. Other income (expense), net includes realized foreign currency exchange rate gains/losses, gains from the sale of assets and other miscellaneous income. Other income (expense), net remained constant at $0.1 million in fiscal 2011 and fiscal 2010.

Income tax expense. During fiscal 2011 we recorded a $0.4 million provision for income tax expense on pre-tax income of approximately $0.3 million. During fiscal 2010, we recorded a negligible provision for income tax on a pre-tax loss of approximately $5.5 million. Income tax expense for fiscal 2011 and 2010 differs from the amount which would have been recorded using the U.S. statutory tax rate of 34% due to a change in our valuation allowances for our deferred tax assets. Fiscal 2010 also includes a $0.1 million tax benefit associated with previously filed foreign tax returns. See Note 9 to our audited consolidated financial statements for further discussion of the methods used to compute our income tax expense in each fiscal year.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data in each fiscal quarter during fiscal 2011 and fiscal 2010. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal 2011				Fiscal 2010
	Q1	Q2 (1)	Q3	Q4	Q1	Q2	Q3 (1)	Q4 (1)
Net revenues	$81,515,037	$130,219,882	$100,996,878	$74,535,103	$67,648,539	$118,046,216	$93,272,151	$72,884,488
Gross profit	27,417,756	45,665,583	34,855,939	27,166,505	22,764,484	41,327,268	32,084,366	23,364,107
Operating (loss) income	(3,341,225)	9,699,983	1,811,178	(6,266,223)	(5,338,180)	7,338,032	(1,056,812)	(5,224,215)
Net (loss) income	$(3,113,166)	$8,314,317	$1,312,509	$(6,605,863)	$(4,828,982)	$6,195,531	$(1,143,878)	$(5,716,016)
Comparable store sales percentage change	13.4%	7.0%	3.4%	-4.7%	-0.6%	-0.8%	-1.7%	6.4%
Net revenues as a percentage of full year results	21.0%	33.6%	26.1%	19.2%	19.2%	33.6%	26.5%	20.7%

(1)	The second quarter of 2011 includes $0.2 million in lease termination charges associated with a lease previously assigned to a subtenant which declared bankruptcy. The third and fourth quarter of fiscal 2010 include $1.6 million and $1.1 million in store closing, lease termination and asset impairment charges, respectively, associated with five retail locations, three of which were closed during third and fourth quarter of fiscal 2010. (See Notes 5 and 11 to our audited consolidated financial statements).

As a result of the seasonal fluctuations in our business, we experience a concentration of sales in the period leading up to and during the warm weather golf season. The increase in sales during these periods has historically contributed a greater percentage to our annual net revenues and annual net operating income (loss) than other periods in our fiscal year. Our net revenues have historically been highest during the second and third quarters of each year, because of increased sales during the warm weather golf season. Also, our operating profit in our off-season quarters may be even lower because we make decisions regarding merchandise well in advance of the season in which it will be sold, and incur significant additional expenses leading up to and during these periods in anticipation of higher sales, including acquiring additional inventory, preparing and mailing out catalogs, advertising, creating in-store promotions and hiring additional employees.

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

Liquidity and Capital Resources

As of December 31, 2011, our primary source of liquidity consisted of cash and cash equivalents totaling $2.6 million and $29.6 million of available borrowings under our credit facility which is more fully described in Note 4 to our audited consolidated financial statements. As of December 31, 2011, we had outstanding debt obligations under our credit facility of $41.9 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, store remodels, advertising and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. In fiscal 2012, we anticipate incurring approximately $16.3 million in capital expenditures, excluding tenant improvement allowances, related primarily for new store openings, various store remodels and investments in our information technology infrastructure.

Also, additional expenses are being incurred in 2012 for legal and other professional services associated with exploring a strategic transaction disclosed above in Selling, General, and Administrative. The Company to date has not reached an agreement with respect to such a transaction and the Company cannot predict whether an agreement will be reached.

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

Cash Flows

	Fiscal Year Ended
	December 31,	January 1,
	2011	2011
Net cash provided by operating activities	$12,603,350	$8,609,127
Net cash used in investing activities	(11,693,770)	(13,148,481)
Net cash provided by financing activities	1,537,084	4,057,315
Effect of exchange rate changes on cash	(3,526)	(9,819)

Change in cash and cash equivalents	$2,443,138	$(491,858)

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $12.6 million and $8.6 million of cash during fiscal 2011 and 2010, respectively. The increase in cash provided by operating activities during fiscal 2011, as compared fiscal 2010, reflects a $5.4 million increase in net income, partially offset by an increase in rent and working capital requirements associated with the expansion of our store base during the current year.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $11.7 million and $13.1 million of cash during fiscal 2011 and 2010, respectively. Cash used during fiscal 2011 relates to four new store openings, several store remodels and costs associated with the development and deployment of software systems designed to facilitate the expansion of our operations. Cash used during fiscal 2010 includes costs related to four new store openings and several remodels.

Financing Activities

Financing activities provided $1.5 million and $4.1 million of cash during fiscal 2011 and fiscal 2010, respectively. Cash provided by financing activities primarily relates to net of borrowings and principal payments under our Credit Facility.

Indebtedness

As of December 31, 2011, we had approximately $41.9 million in aggregate indebtedness outstanding and $29.6 million in available borrowings under our credit facility, after giving effect to all reserves. As of January 1, 2011, we had approximately $40.4 million in aggregate indebtedness outstanding and $18.5 million in available borrowings under our credit facility, after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 to our audited consolidated financial statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of December 31, 2011, we were in compliance with all applicable covenants. See Note 4 to our audited consolidated financial statements for further discussion of the terms of our credit facility.

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

Contractual Obligations

We leased 78 of the 79 stores that we were operating at December 31, 2011. The following table of our contractual obligations at December 31, 2011, summarizes the aggregate effect that our lease, credit facility and purchase obligations are expected to have on our cash flows in the periods indicated:

	Payments Due by Period
		Less than			After 5
	Total	1 year	1 -3 Years	4 - 5 Years	Years
Operating leases, net (1)	$180,731,130	27,176,202	$53,551,313	$42,405,467	$57,598,148
Credit facility	41,905,144	—	41,905,144	—	—
Interest requirements (2)	3,739,597	1,485,952	2,253,645	—	—
Purchase obligations (3)	5,082,969	3,845,391	1,237,578	—	—

Total	$231,458,840	$32,507,545	$98,947,680	$42,405,467	$57,598,148

(1)	Consists of future minimum lease payments and sublease rental income.
(2)	The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our credit facility at December 31, 2011 using interest rates in effect at such time.
(3)

Consists of minimum royalty payments, services and goods we are committed to purchase in the ordinary course of business. Purchase obligations do not include contracts we can terminate without cause with little or no penalty to us. This item also includes one quarterly installment totaling $0.2 million for the purchase of an exclusive perpetual license in and to certain MacGregor® trademarks beginning in May 2010 (see Note 5 to our audited consolidated financial statements).

We previously entered into a guarantee agreement in conjunction with assigning one of our leases to a subtenant which provides that the Company will assume responsibility for rental payments in the event the subtenant defaults. During the fourth quarter of 2010, the tenant to whom the lease was assigned filed for bankruptcy, and the Company recorded a charge of $0.3 million for its estimated obligation associated with this event. During the second quarter of 2011, the Company recorded an additional charge of $0.2 million for the estimated remaining obligation associated with the vacancy of this location. (See Note 11 of the notes to our audited consolidated financial statements). The estimated obligation represented the future minimum lease payments in addition to other related expenses, such as property taxes and common area maintenance, which were previously paid by the bankrupt tenant. As part of a settlement reached on January 31, 2012, the landlord agreed to release the Company from any remaining obligation as both the original tenant and guarantor of this lease agreement.

Off-Balance Sheet Arrangements

As of the end of fiscal 2011, we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.

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

Accounts Receivable

Accounts receivable consists primarily of amounts due from credit card merchants who process our credit card sales and remit the proceeds to the Company. We also maintain certain accounts receivable for individual customers for whom credit is provided. Allowances are made based on historical data for estimated unrecoverable amounts. As a result of credit card processing complexities arising from a system conversion in the fourth quarter of fiscal 2011, we increased our allowance for doubtful accounts by approximately $0.7 million. However, given the magnitude of the accounts receivable balance at December 31, 2011, actual unrecoverable amounts may be different than our estimates and such differences could be material.

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

Product Return Reserves

Our revenues are reported net of sales returns. Our return policy allows our customers to return purchased products for a refund or in exchange for new products primarily within 30 days of receipt. We reserve for product returns based on estimates of future sales returns related to our current period sales. We analyze historical returns, current economic trends, current returns policies and changes in customer acceptance of our products when evaluating the adequacy of the reserve for sales returns. We evaluate reserves as a percentage of gross revenues on a quarterly basis at rates commensurate with the latest historical twelve-month trends. As a percentage of gross revenues, actual sales returns were approximately 9.3% and 9.8% in fiscal 2011 and fiscal 2010, respectively. We routinely compare actual experience to current reserves and make any necessary adjustments.

A 10% change in our product returns reserve liability at December 31, 2011, would have affected net income by approximately $0.03 million in fiscal 2011.

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

On a monthly basis, we write-down inventory for estimated shrinkage based on management’s estimates and record as a percentage of net revenues at rates commensurate with the most recent physical inventory results within the respective distribution channel. Inventory shrinkage expense recorded in the audited consolidated statements of operations for fiscal 2011 and fiscal 2010 was 0.8% and 0.7% of net revenues, respectively. Inventory shrinkage expense recorded in each fiscal year is the result of inventory shrink loss for the respective period, including the results of physical inventory cycle counts made during each period.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete or inventory loss reserves during the past two fiscal years.

A 10% difference in our actual total inventory reserves at December 31, 2011, would have affected net income by approximately $0.2 million.

Vendor Rebates and Promotions

We receive income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with individual suppliers and income is earned as buying levels are met. These agreements are effective for a twelve-month period and are negotiated annually at the beginning of the calendar year. During fiscal 2011, we entered into agreements with 270 merchandise suppliers. Rebate income is recorded as a reduction of the cost of inventory purchased from the respective supplier and is recognized as cost of products sold when the related merchandise is sold.

Cooperative promotional income received for reimbursement of incremental direct advertising costs is recorded as a reduction of selling, general and administrative expense. Any promotional income received that does not pertain to incremental direct advertising costs is recorded as a reduction to inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $6.6 million and $6.9 million in fiscal 2011 and 2010, respectively. Cooperative promotional income received and recorded as a reduction to cost of products sold was approximately $1.8 million and $0.5 million in fiscal year 2011 and 2010, respectively. A receivable for total vendor rebates and promotional income of approximately $1.5 million and $0.2 million is included in prepaid and other current assets as of December 31, 2011 and January 1, 2011, respectively.

Stock-Based Compensation

We calculate and record compensation expense over the estimated service period in our audited consolidated statements of operations based on the calculated fair values of the related awards at the time of issuance or modification. We have used the Black-Scholes option pricing model to estimate the fair value of stock options and stock awards granted. This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In both fiscal 2011 and fiscal 2010, we have calculated volatility based on an equal 50% combination of our historical volatility and the historical volatility for a comparable industry peer group over periods of time equivalent to the expected life of the awards granted. We believe the calculated basis for expected volatility provides a more reasonable measurement of our expected future volatility rate than using solely the five years of historic trading value of our shares. The expected term utilized is calculated based on the average vesting terms and the contractual life of each award. We base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant or modification. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

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

Long-lived and Intangible Assets

We evaluate our long-lived assets, which include our property and equipment and our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. We recorded no expense for impairment of long-lived assets in fiscal 2011. In fiscal 2010, we recorded $0.5 million in non-cash charges related to the impairment of fixed assets associated with three retail locations.

We assess the carrying value of our indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. Our indefinite-lived intangible assets include our trade name and trademarks. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If their carrying amount exceeds their estimated fair value, an impairment loss shall be recognized in an amount equal to that excess. We base our measurement of fair value of indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands and the appropriate royalty rate. We combine our trademarks into a single unit of account for purposes of testing impairment for the following reasons: (1) we believe that utilizing our proprietary brands as a group represents the highest and best use of the assets and (2) our marketing and branding strategies indicate that our trademarks are complementary. In the fourth quarters of fiscal 2011 and fiscal 2010, we performed our annual impairment test for our indefinite-lived intangible assets and determined that they were not impaired.

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

During fiscal 2010, we recorded $2.2 million in store closure, lease termination and asset impairment charges associated with three retail locations which were closed during the third and fourth quarter of the current year. There were no store closures during fiscal 2011. (See Notes 5 and 11 to our audited consolidated financial statements). At this point, we have made no decisions to close any existing stores; however, we continue to evaluate our current locations and determine store closures based on a variety of criteria such as expected store profitability, competition and local demographic characteristics.

Operating Leases

Other than our Austin campus, which we own, we have entered into operating leases for our retail locations. We leased 78 of the 79 stores that we were operating at December 31, 2011, and during 2011, we executed leases for eight new stores scheduled to open in 2012. During the first quarter of fiscal 2012, we signed a lease for a new store and another store, which we plan to relocate in 2012. Store lease agreements often include rent holidays, rent escalation clauses and contingent rent provisions for percentage of gross sales in excess of specified levels, as defined in the respective lease agreements. Most of our lease agreements include renewal periods at our option. We recognize rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. We record tenant improvement allowances and rent holidays as deferred rent liabilities on our consolidated balance sheets and amortize the deferred rent over the term of the leases to rent expense on our consolidated statements of operations. We record rent liabilities on our consolidated balance sheets for contingent percentage of gross sales lease provisions when we determine it is probable that the specified levels will be reached during any given period.

Income Taxes

A deferred income tax asset or liability is established for the expected future consequences resulting from temporary differences in the financial reporting and tax basis of assets and liabilities. At December 31, 2011, we recorded a full valuation allowance against our accumulated deferred tax assets, net of deferred tax liabilities, of $22.2 million due to the uncertainties regarding the realization of deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. We had no unrecognized tax benefits at December 31, 2011.

Recent Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. The adoption of ASU 2011-05 will have no impact on our statements of financial position, operations and cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We do not believe the impact of the adoption of ASU 2011-04 on our consolidated financial statements will be significant.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Golfsmith International Holdings, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Golfsmith International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Golfsmith International Holdings, Inc. (the “Company”) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golfsmith International Holdings, Inc. at December 31, 2011 and January 1, 2011 and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Fort Worth, Texas

March 30, 2012

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,647,478	$204,340
Receivables, net of allowances of $881,035 and $107,757 at December 31, 2011 and January 1, 2011, respectively	5,955,683	2,011,241
Inventories	90,375,824	79,417,087
Prepaid expenses and other current assets	8,717,141	6,891,261

Total current assets	107,696,126	88,523,929

Property and equipment, net	59,451,248	58,925,620
Intangible assets, net	25,276,751	25,524,016
Other long-term assets	2,487,402	2,057,363

Total assets	$194,911,527	$175,030,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,682,063	$35,694,830
Accrued expenses and other current liabilities	22,315,818	20,393,614

Total current liabilities	71,997,881	56,088,444

Deferred rent and other long-term liabilities	16,632,995	15,344,004
Long-term debt	41,905,144	40,390,034

Total liabilities	130,536,020	111,822,482

Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at December 31, 2011 and January 1, 2011, respectively; and 15,815,235 shares issued and outstanding at December 31, 2011, 15,806,035 shares issued and outstanding at January 1, 2011	15,816	15,807
Preferred stock –$.001 par value; 10,000,000 shares authorized at December 31, 2011, and January 1, 2011; no shares issued and outstanding	—	—
Deferred stock units –$.001 par value; 487,322 shares outstanding at December 31, 2011, 454,998 shares outstanding at January 1, 2011	487	455
Additional paid-in capital	126,595,381	125,247,156
Accumulated other comprehensive loss	(341,376)	(252,374)
Accumulated deficit	(61,894,801)	(61,802,598)

Total stockholders’ equity	64,375,507	63,208,446

Total liabilities and stockholders’ equity	$194,911,527	$175,030,928

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Net revenues	$387,266,900	$351,851,394
Cost of products sold	252,161,117	232,311,169

Gross profit	135,105,783	119,540,225
Selling, general and administrative	132,023,943	120,377,666
Store pre-opening expenses	995,213	737,898
Store closing, lease termination and impairment charges	182,914	2,705,836

Total operating expenses	133,202,070	123,821,400
Operating income (loss)	1,903,713	(4,281,175)
Interest expense	1,684,250	1,262,053
Other income (expense), net	76,017	67,781

Income (loss) before income taxes	295,480	(5,475,447)
Income tax expense	(387,683)	(17,898)

Net loss	$(92,203)	$(5,493,345)

Net loss per common share—basic	$(0.01)	$(0.34)
Net loss per common share—diluted	$(0.01)	$(0.34)

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Restricted or Deferred Stock Units		Additional Paid-in-Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 2, 2010	15,777,185	15,778	314,998	315	124,042,392	(153,609)	(56,309,253)	67,595,623
Net loss	—	—	—	—	—	—	(5,493,345)	(5,493,345)
Foreign currency translation adjustments	—	—	—	—	—	(98,765)	—	(98,765)

Comprehensive loss								(5,592,110)

Stock-based compensation	—	—	—	—	802,981	—	—	802,981
Stock option exercises	28,850	29	—	—	57,178	—	—	57,207
Issuance of deferred stock units	—	—	140,000	140	344,605	—	—	344,745

Balance at January 1, 2011	15,806,035	$15,807	454,998	$455	$125,247,156	$(252,374)	$(61,802,598)	$63,208,446
Net loss	—	—	—	—	—	—	(92,203)	(92,203)
Foreign currency translation adjustments	—	—	—	—	—	(89,002)	—	(89,002)

Comprehensive loss								(181,205)

Stock-based compensation	—	—	—	—	1,050,568	—	—	1,050,568
Stock option exercises	9,200	9	—	—	21,967	—	—	21,976
Issuance of deferred stock units	—	—	32,324	32	275,690	—	—	275,722

Balance at December 31, 2011	15,815,235	$15,816	487,322	$487	$126,595,381	$(341,376)	$(61,894,801)	$64,375,507

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Operating Activities
Net loss	$(92,203)	$(5,493,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,215,772	9,974,854
Amortization of intangible assets	327,265	421,683
Amortization of debt issue costs	138,522	149,446
Provision for bad debt expense	779,930	195,125
Stock-based compensation	1,326,289	1,147,727
Loss on retirement of property and equipment	206,828	—
Non-cash impairment charges	—	671,596
Change in operating assets and liabilities:
Accounts receivable	(4,776,416)	(252,860)
Inventories	(10,207,356)	(1,285,518)
Prepaids and other current assets	(6,003,332)	(2,044,164)
Other assets	(929,184)	(740,290)
Accounts payable	17,012,509	2,994,425
Accrued expenses and other current liabilities	3,041,061	66,977
Deferred rent	563,665	2,803,471

Net cash provided by operating activities	12,603,350	8,609,127
Investing Activities
Purchases of property and equipment	(11,693,770)	(13,148,481)

Net cash used in investing activities	(11,693,770)	(13,148,481)
Financing Activities
Principal payments on line of credit	(119,685,243)	(105,017,745)
Proceeds from line of credit	121,200,353	109,407,779
Debt issuance costs	—	(389,926)
Proceeds from exercise of stock options	21,974	57,207

Net cash provided by financing activities	1,537,084	4,057,315
Effect of exchange rate changes on cash and cash equivalents	(3,526)	(9,819)

Change in cash and cash equivalents	2,443,138	(491,858)
Cash and cash equivalents, beginning of period	204,340	696,198

Cash and cash equivalents, end of period	$2,647,478	$204,340

Supplemental cash flow information:
Interest payments	$1,537,447	$1,178,641
Income tax payments	$194,430	$316,615

See accompanying notes to audited consolidated financial statements.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf equipment, apparel and related accessories. The Company offers golf equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services, including the sale of individual club components for customers to build clubs, custom fitting, repair services and tennis equipment and apparel. The Company markets its products through retail stores and through its direct-to-consumer channels, which have been aggregated into one reporting segment.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at December 31, 2011 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

The fair values of our financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks and proceeds due from credit card transactions with settlement terms of less than five days. The carrying amount approximates fair value due to the short-term maturity of those instruments.

Accounts Receivable

Accounts receivable consists primarily of amounts due from credit card merchants who process the Company’s credit card sales and remit the proceeds to the Company. The Company also maintains certain accounts receivable for individual customers for whom credit is provided. Allowances are made based on historical data for estimated unrecoverable amounts. As a result of credit card processing complexities arising from a system conversion in the fourth quarter of fiscal 2011, the Company increased its allowance for doubtful accounts by approximately $0.7 million. However, given the magnitude of the accounts receivable balance at December 31, 2011, actual unrecoverable amounts may be different than our estimates and such differences could be material.

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

Impairment of Long-Lived and Intangible Assets

The Company evaluates its long-lived assets, which include its property and equipment and definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. When such factors and circumstances exist, an impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated realizable fair value in the period in which the determination is made. In fiscal 2010, the Company recorded $0.5 million in non-cash charges related to the impairment of fixed assets associated with three stores. The Company had no impairment charges in fiscal 2011.

The Company assesses the carrying value of its indefinite-lived intangible assets for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company’s indefinite-lived intangible assets consist of its trade name and trademarks. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If their carrying amount exceeds their estimated fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company bases its measurement of fair value of its indefinite-lived intangible assets using the relief-from-royalty method. This method assumes that the trade name and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands and the appropriate royalty rate. Trademarks are combined into a single unit of account for purposes of testing impairment for the following reasons: (1) the Company believes that utilizing its proprietary brands as a group represents the highest and best use of the assets and (2) the Company’s marketing and branding strategies indicate that its trademarks are complementary. In the fourth quarters of fiscal 2011 and fiscal 2010, the Company performed its annual impairment test for our indefinite-lived intangible assets and determined that they were not impaired.

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

Revenue Recognition

The Company recognizes revenue from its retail sales channel at the time the customer takes possession of the merchandise and purchases are paid for, primarily with either cash or by credit card. Revenue from catalog and Internet sales are recognized upon shipment of merchandise and any service related revenue as the services are performed. This policy is based on the following factors: (1) the customer has generally already paid for the goods with a credit card, thus minimal collectability risk exists, (2) the product has been shipped, (3) risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise, and (4) the Company maintains a returns reserve for estimated returns not yet reported.

The Company sells gift cards in retail stores, through independent third parties, through the Internet, and through its call center in Austin, Texas. Furthermore, customers routinely return products or trade-in used equipment and the Company issues the customer a returns credit that may be redeemed at any of the Company’s retail stores or through its website. The Company does not deduct non-usage fees from outstanding gift card or returns credit values. Revenue from the sale of gift cards and issuance of returns credits is recognized when (1) the cards or credits are redeemed by the customer, or (2) the likelihood of the cards or credits being redeemed by the customer is remote (breakage) and the Company determines that there is no legal obligation to remit the value of the unredeemed cards or credits to the relevant jurisdiction. Estimated breakage is calculated and recognized as revenue over a 48-month period following the card or credit issuance, in amounts based on the historical redemption patterns of the gift cards or return credits. The difference in total estimated breakage, if any, is recognized as a component of revenue at the end of the 48 months following the issuance of the card or credit, at which time the Company deems the likelihood of any further redemptions to be remote, and provided that such amounts are not required to be remitted to the relevant jurisdictions. Breakage income is included in net revenues in the consolidated statements of operations. The Company recognized $2.7 million and $1.5 million in breakage revenue during fiscal 2011 and 2010, respectively. Approximately $1.2 million of breakage recognized in the 4th quarter of fiscal 2011 was due to a change in estimated amounts to be escheated to state authorities.

For all merchandise sales, the Company reserves for sales returns in the period of sale using estimates based on historical experience. The Company’s sales returns reserve was $0.3 million and $0.5 million as of December 31, 2011 and January 1, 2011, respectively.

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

Cooperative promotional income received for reimbursement of incremental direct advertising costs is recorded as a reduction of selling, general and administrative expense. Any promotional income received that does not pertain to incremental direct advertising costs is recorded as a reduction to inventory purchased and is recognized as cost of products sold when the related merchandise is sold. Cooperative promotional income received and recorded as a reduction of selling, general and administrative expenses was approximately $6.6 million and $6.9 million in fiscal year 2011 and 2010, respectively. Cooperative promotional income received and recorded as a reduction to cost of products sold was approximately $1.8 million and $0.5 million in fiscal year 2011 and 2010, respectively. A receivable for total vendor rebates and promotional income of approximately $1.5 million and $0.2 million is included in prepaid and other current assets as of December 31, 2011 and January 1, 2011, respectively.

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

Advertising and Capitalized Catalog Costs

Catalog costs are amortized over the expected revenue stream, which typically ranges between two and twelve months from the date the catalogs are mailed. The Company had $0.3 million in catalog costs capitalized at December 31, 2011 and January 1, 2011, respectively. Advertising costs are expensed as incurred. Advertising costs, net of cooperative advertising income, totaled approximately $10.0 million and $9.7 million in fiscal year 2011 and 2010, respectively.

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

Debt Issuance Costs

Debt issuance costs are deferred and amortized to interest expense over the terms of the related debt. Amortization of such costs totaled approximately $0.1 million fiscal 2011 and 2010, respectively.

Income Taxes

The Company uses the asset and liability method to account for income taxes, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. At each period end, the Company assesses the likelihood that the deferred tax assets are more likely than not to be recovered. A full valuation allowance is established against accumulated deferred tax assets, net of deferred tax liabilities, to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

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

Concentrations of Foreign Suppliers

A significant portion of sales of the Company’s proprietary products are from components supplied by manufacturers located outside of the United States, primarily in Asia. While the Company is not dependent on any single manufacturer outside the U.S., the Company could be adversely affected by political or economic disruptions affecting the business or operations of third-party manufacturers located outside of the United States. During fiscal 2011, two of the Company’s suppliers, TaylorMade-Adidas and Callaway Golf, each individually supplied at least 10% of the Company’s consolidated purchases. In fiscal 2010, three of the Company’s suppliers, TaylorMade-Adidas, Callaway Golf and Titleist-Acushnet Co. each individually supplied at least 10% of the Company’s consolidated purchases.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks or 14 weeks.

Recently Issued Accounting Standards

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. The adoption of ASU 2011-05 will have no impact on our statements of financial position, operations and cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We do not believe the impact of the adoption of ASU 2011-04 on our consolidated financial statements will be significant.

2. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share is computed based on the weighted-average number of shares of common stock outstanding, including outstanding deferred stock units (“DSUs”). Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Net loss	$(92,203)	$(5,493,345)
Basic:
Weighted-average shares of common stock outstanding	15,810,755	15,792,163
Weighted-average shares of deferred common stock units outstanding	476,577	406,922

Shares used in computing basic net loss per common share	16,287,332	16,199,085
Effect of dilutive securities (1):
Stock options	—	—

Shares used in computing diluted net loss per common share	16,287,332	16,199,085

Basic net loss per common share	$(0.01)	$(0.34)
Diluted net loss per common share	$(0.01)	$(0.34)

(1)	Potentially dilutive securities exclude 3,426,344 and 3,006,820 of outstanding stock options under the Company’s stock option plans as of December 31, 2011 and January 1, 2011, respectively. (See Note 8). The computation of dilutive shares excluded these outstanding options because their effect would have been anti-dilutive.

3. Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	December 31, 2011		January 1, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite lived intangibles
Customer database	$3,448,963	$(3,448,963)	$3,448,963	$(3,155,198)
Patents	180,000	(33,500)	100,000	—

	$3,628,963	$(3,482,463)	$3,548,963	$(3,155,198)

Indefinite lived intangibles
Trade names	$11,158,000	$—	$11,158,000	$—
Trademarks	13,972,251	—	13,972,251	—

	$25,130,251	$—	$25,130,251	$—

Total	$28,759,214	$(3,482,463)	$28,679,214	$(3,155,198)

Total amortization expense during the fiscal years ended December 31, 2011 and January 1, 2011 was approximately $0.3 million and $0.4 million, respectively, and is recorded in selling, general and administrative expense in the audited consolidated statements of operations. The Company’s definite lived intangibles include a customer database, which was fully amortized as of December 31, 2011, and patents for certain intellectual property, which are being amortized over an estimated useful life of 10 years through fiscal 2021.

4. Debt

Credit Facility

The Company has a credit facility (the “Credit Facility”) by and among Golfsmith International, L.P., Golfsmith NU, L.L.C. and Golfsmith USA, L.L.C., as borrowers (the “Borrowers”), the Company and the other subsidiaries of the Company identified therein as credit parties (the “Credit Parties”) and General Electric Capital Corporation, as administrative agent (the “Agent”) and lender. The Credit Facility consists of a $90.0 million asset-based revolving credit facility (the “Revolver”), including a $5.0 million letter of credit sub facility. On an ongoing basis, loans incurred under the Credit Facility will be used for working capital and capital expenditures of the Borrowers and their subsidiaries (the “Loans”). The Credit Facility has a term of four years and expires on July 9, 2014.

Interest Rate and Fees . Loans outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus a margin equal to 2.75% (such margin, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate” plus a margin equal to 0.25%. The “Base Rate” is a rate equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, or (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over 0.25%. Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During fiscal 2011 and 2010, the weighted average interest rate on the Company’s outstanding borrowings was 2.95% and 2.75%, respectively.

Covenants and Events of Default . The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made there under) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of December 31, 2011 and January 1, 2011, and through fiscal 2011 and 2010, the Company was in compliance with all applicable covenants.

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

At December 31, 2011, the Company had $41.9 million of outstanding borrowings under its Credit Facility and $29.6 million of borrowing availability after giving effect to all reserves. At January 1, 2011, the Company had $40.4 million of outstanding borrowings under its Credit Facility and $18.5 million of borrowing availability after giving effect to all reserves.

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

5. Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2028. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2022. Rent expense, net of sublease rental income, was $24.1 million and $24.4 million for fiscal years ended December 31, 2011, and January 1, 2011, respectively. Sublease rental income was $1.3 million and $1.1 million for fiscal years ended December 31, 2011, and January 1, 2011, respectively.

At December 31, 2011, future minimum payments due and sublease rental income to be received under non-cancelable operating leases with initial terms of one year or more are as follows for each of the fiscal years presented below:

	Operating Lease Obligations	Sublease Rental Income
2012	$28,946,019	$1,769,817
2013	29,082,384	1,383,629
2014	26,997,754	1,145,197
2015	23,381,169	972,878
2016	20,824,110	826,934
Thereafter	58,831,468	1,233,320

Total	$188,062,904	$7,331,775

The Company previously entered into a guarantee agreement in conjunction with assigning one of its leases to a subtenant which provides that the Company will assume responsibility for rental payments in the event the subtenant defaults. During the fourth quarter of 2010, the tenant to whom the lease was assigned filed for bankruptcy, and the Company recorded a charge of $0.3 million for its estimated obligation associated with this event. During the second quarter of 2011, the Company recorded an additional charge of $0.2 million for the estimated remaining obligation associated with the vacancy of this location. (See Note 11). The estimated obligation represented the future minimum lease payments in addition to other related expenses, such as property taxes and common area maintenance, which were previously paid by the bankrupt tenant. As part of a settlement reached on January 31, 2012, the landlord agreed to release the Company from any remaining obligation as both the original tenant and guarantor of this lease agreement.

Employment and Other Agreements

The Company has employment agreements with Martin E. Hanaka, Chairman and Chief Executive Officer, and Sue E. Gove, President, Chief Operating Officer and Chief Financial Officer. Additionally, in the fourth quarter of 2011, the Employment Agreements for Mr. Hanaka and Ms. Gove, and the Confidentiality Agreements for the other officers of the Company, were amended in order to more fully comply with Section 409A of the Internal Revenue Code and have been included as exhibits.

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

Legal Proceedings

On October 23, 2009, David O’Flynn, on behalf of himself and all others similarly situated plaintiffs, filed a class action lawsuit (the “O’Flynn claim”) in the California Superior Court in Orange County against the Company asserting denial of meal and rest breaks, failure to timely pay final wages or commissions and failure to provide itemized employee wage statements in violation of the California Labor Code. During the fourth quarter of 2010, Golfsmith reached an agreement to settle the O’Flynn claim, subject to court approval, which was obtained on December 8, 2011. The Company’s provision for estimated losses on this legal action of $0.2 million, net of insurance, has been recorded in accrued expenses and other current liabilities as of December 31, 2011 and was settled during the first quarter of fiscal 2012.

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

6. Balance Sheet Components

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Property and equipment, net:
Land and buildings	$22,696,510	$22,485,790
Equipment, furniture and fixtures	58,934,919	50,313,476
Leasehold improvements and construction in progress	48,244,995	46,774,647

	129,876,424	119,573,913
Less: accumulated depreciation and amortization	(70,425,176)	(60,648,293)

	$59,451,248	$58,925,620

Accrued expenses and other current liabilities:
Gift cards and returns credits	$8,667,724	$9,877,333
Taxes	4,027,592	3,856,185
Salaries and benefits	4,948,204	1,916,760
Deferred rent	2,713,016	3,125,808
Allowance for returns reserve	326,585	466,874
Interest	60,023	100,892
Other	1,572,674	1,049,762

	$22,315,818	$20,393,614

7. Benefit Plans

In 1998, the Company approved a Retirement Savings Plan (the “Plan”), which permits eligible employees to make contributions to the Plan on a pre-tax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Historically, the Company had made a matching contribution of 50% of the employee’s pre-tax contribution, up to 6% of the employee’s compensation, in any calendar year. Beginning in April 2009, the Company’s matching contributions became discretionary and dependant on certain pre-defined performance targets. The Company made no contributions to the Plan during fiscal 2011 and fiscal 2010.

8. Stockholders’ Equity and Stock-Based Compensation

Capital Stock

At December 31, 2011, the Company had reserved the following shares of capital stock for issuance:

Shares
Stock options	3,712,253
Deferred stock units	487,323
Performance shares	112,500
Preferred stock	10,000,000
Additional authorized common shares	4,872,689

Total unissued authorized common shares	19,184,765

At the end of fiscal 2011, there were no shares of preferred stock outstanding.

Stock Compensation Plans

2002 Incentive Stock Plan

In October 2002, the Company adopted the 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of the Board of Directors and third party consultants may be granted options to purchase shares of the Company’s common stock (“options”), stock appreciation rights and restricted stock grants. Prior to the adoption of the 2006 Incentive Compensation Plan discussed below, the total number of shares of common stock that could be issued under the 2002 Plan was 2,850,000. Each option previously granted under the 2002 Plan remains outstanding subject to its terms. The exercise price of options granted is equal to the value of the Company’s common stock on the date of grant and options generally vest over a period of five years with the term of each option no more than ten years from the date of grant. There were 0.5 million options outstanding under the 2002 Plan at each of December 31, 2011 and January 1, 2011.

2006 Incentive Compensation Plan

In June 2006, the Company adopted the 2006 Incentive Compensation Plan (the “2006 Plan”) which was approved by the Company’s stockholders. On July 7, 2006, the Company filed a registration statement (the “2006 Registration Statement”), registering 1,800,000 shares of common stock issuable under the 2006 Plan. Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. On March 3, 2009, the Company’s Board of Directors adopted, subject to stockholder approval, an amendment to the 2006 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2006 Plan by 1,500,000 from 1,800,000 to 3,300,000 (the “First Amendment”). On May 5, 2009 the Company’s stockholders approved the First Amendment. On May 6, 2009, the Company filed a registration statement (the “2009 Registration Statement”), registering the additional 1,500,000 shares of Common Stock issuable under the 2006 Plan. On November 10, 2010, the Company’s Board of Directors adopted, subject to stockholder approval, an amendment to the 2006 Plan to increase the aggregate number of shares of shares of common stock authorized for issuance under the 2006 Plan by 600,000 from 3,300,000 to 3,900,000 (the “Second Amendment”). On April 27, 2011 the Company’s stockholders approved the Second Amendment. On April 28, 2011, the Company filed a registration statement, registering the additional 600,000 shares of common stock issuable under the 2006 Plan.

Performance Share Award

Under the 2006 Incentive Compensation Plan (the “2006 Plan”) awards of performance shares have been granted to certain executive officers of the Company on February 25, 2011. The number of performance shares that may be earned by an executive officer will be based on the Company’s achievement of EBITDA (net income adjusted to exclude net interest expense, income taxes, depreciation, amortization and gain or loss on sale of capital assets) targets for 2011. Following the issuance of the Company’s 2011 audited financial statements, the number of performance shares that are earned (if any) will be automatically converted into an equal number of shares of common stock of the Company in the form of restricted stock, provided that the holder continues to be employed by the Company on the date of such conversion. One-third of the restricted stock will vest immediately upon release to the holders following the issuance of the Company’s 2011 audited financial statements. The remaining two-thirds will vest in equal annual installments on the second and third anniversaries of the grant date, subject to the holder’s continuous employment through each vesting date. Based on the market price of the Company’s common stock at December 31, 2011, the maximum future aggregate value that could be awarded to these executives with respect to these awards was $0.7 million.

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

On April 27, 2011 and May 4, 2010, the Company’s Board of Directors approved amendments to the Non-Employee Director Compensation Plan.

Restricted Stock Units

On May 7, 2010, the Company’s Compensation Committee and Board of Directors approved grants of 50,000 and 30,000 restricted stock units (“RSU’s) to Mr. Hanaka and Ms. Gove, respectively. Each RSU represents the equivalent of one share of the Company’s common stock and vests on the third anniversary of the grant date. On the vesting date, the Compensation Committee may, at its sole discretion, elect to deliver cash in lieu of the RSU shares in an amount equal to the fair market value of the issuable shares.

A summary of our non-vested deferred and restricted stock units as of December 31, 2011 and January 1, 2011 and changes during the years then ended is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at January 2, 2010	—	$—
Granted	140,000	4.46
Vested	(60,000)	4.46
Forfeited	—	—

Unvested at January 1, 2011	80,000	$4.46

Granted	32,324	3.20
Vested	(32,324)	3.20
Forfeited	—	—

Unvested at December 31, 2011	80,000	$4.46

The Company recorded $0.2 million and $0.3 million of stock based compensation expense in fiscal years 2011 and 2010, respectively, related to DSU grants, equal to the calculated fair value of the DSU on the date of grant.

During fiscal 2011 and 2010, the Company recorded $0.1 million of stock based compensation related to RSU grants. Compensation expense on RSU grants is recorded on a straight-line basis over the requisite service (vesting) period based on the calculated fair value of the RSU at the date of grant. (See “Accounting for Stock-based Compensation” for further discussion).

Accounting for Stock-based Compensation

The Company records compensation expense on a straight-line basis over the requisite service (vesting) period in its audited consolidated statements of operations based on the calculated fair value of share-based awards at the time of issuance or modification. The expected term of options issued to employees is estimated based on the average of the vesting period and contractual term of the option and is determined using the simplified method as permitted under the provisions of stock-based compensation. The Company calculates the fair value of option awards using the Black-Scholes option pricing model. This model incorporates various subjective assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. In calculating fair value for options issued during fiscal 2011 and fiscal 2010, the Company based its expected volatility on an equal 50% combination of the Company’s historical volatility and the historical volatility for a comparable industry peer group over periods of time which are equivalent to the expected life of the awards granted. The Company believes the calculated basis for expected volatility provides a more reasonable measurement of its expected future volatility rate than using solely the four years of historic trading value of the Company’s own stock. The Company bases the estimate of risk-free interest rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

The assumptions used to calculate the fair value of stock options granted are evaluated and revised, as necessary, to reflect market conditions and experience. The fair value of stock option awards granted during fiscal years 2011 and 2010 was estimated using the following weighted-average assumptions:

	December 31, 2011	January 1, 2011
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	65.6%-65.9%	66.1%-70.0%
Risk-free interest rate	1.9%-2.7%	2.1%-3.1%
Expected option life (in years)	6.5	6.5

We recorded non-cash compensation expense of $1.1 million and $0.8 million in selling, general and administrative expense related to stock option awards in fiscal years 2011 and 2010, respectively.

A summary of the Company’s stock option activity and related information for options issued under the 2006 Plan and the 2002 Plan for fiscal years ended December 31, 2011 and January 1, 2011 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 2, 2010	2,990,134	$3.71	7.70	$342,158
Granted	381,125	$4.09
Forfeited	(335,589)	4.25
Exercised	(28,850)	2.01

Outstanding at January 1, 2011	3,006,820	$3.72	6.90	$497,888

Granted	368,750	$4.17
Forfeited	(52,526)	3.76
Exercised	(9,200)	2.39

Outstanding at December 31, 2011	3,313,844	$3.77	6.30	$1,953,712

Exercisable at December 31, 2011	1,847,869	$4.34	5.28	$1,051,162

The number and weighted average grant-date fair value of options issued under the 2006 Plan and the 2002 Plan for fiscal years ended December 31, 2011 and January 1, 2011 is as follows:

	Fiscal Year Ended
	December 31, 2011		January 1, 2011
	Number of Options	WA Fair Value (per share)	Number of Options	WA Fair Value (per share)
Outstanding Non-vested Options, beginning of the period	1,647,412	$1.73	1,979,380	$1.53
Non-vested Options granted, during the period	368,750	$2.63	381,125	$2.63
Vested Options, during the period	(515,025)	$1.73	(469,205)	$1.61
Non-vested Options forfeited, during the period	(35,162)	$2.21	(243,888)	$1.78

Outstanding Non-vested Options, end of the period	1,465,975	$1.94	1,647,412	$1.73

The total fair value of options vested during the fiscal years ended December 31, 2011 and January 1, 2011 was $893,423 and $755,352, respectively.

The weighted-average calculated fair value for stock options granted during fiscal 2011 and 2010 was $2.63 per share for both years, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2011 and fiscal 2010 was negligible. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The Company had approximately $2.1 million of unrecognized compensation costs related to stock options issued under the 2006 Plan and the 2002 Plan at December 31, 2011, that are expected to be recognized over a weighted-average period of 2.6 years.

9. Income Taxes

Significant components of the income tax provision attributable to continuing operations are as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Current:
Federal	$—	$(92,500)
State	218,669	204,403
Foreign	—	(29,996)
Total current	218,669	81,907

Deferred:
Federal	—	—
State	—	—
Foreign	169,014	(64,009)
Total deferred	169,014	(64,009)

Income tax provision	$387,683	$17,898

The Company’s provision for income taxes differs from the amount computed by applying the U.S. statutory tax rate to income or loss from continuing operations before taxes as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
	%	%
Income tax at U.S. statutory rate	34.0	(34.0)
State taxes, net of federal income tax	48.9	2.6
Permanent differences and other	(26.7)	(2.1)
Change in valuation allowance	75.1	33.8

Income tax provision	131.2	0.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes at December 31, 2011 and January 1, 2011 are as follows:

	December 31, 2011	January 1, 2011
Deferred tax assets:
Current deferred tax assets
Inventory basis	$1,522,834	$1,365,681
Reserves and allowances	2,553,480	1,549,207

Gross current deferred tax assets	4,076,314	2,914,888
Valuation allowance	(3,963,859)	(2,877,207)

Net current deferred tax assets	112,455	37,681

Noncurrent deferred tax assets
Goodwill	—	4,811,328
Depreciable assets	—	2,854,670
Accruals and other	8,019,931	7,469,537
Net operating loss carryforwards	10,704,597	8,269,391

Gross noncurrent deferred tax assets	18,724,528	23,404,926
Valuation allowance	(18,207,967)	(19,501,782)

Net noncurrent deferred tax assets	516,561	3,903,144

Deferred tax liabilities:
Current deferred tax liabilities
Prepaid expenses	(335,087)	(385,423)

Net current deferred tax liabilities	(335,087)	(385,423)

Noncurrent deferred tax liabilities
Depreciable assets	(206.690)	—
Amortizable intangible assets	(87,239)	(3,386,387)

Net noncurrent deferred tax liabilities	(293,929)	(3,386,387)

Net current deferred tax assets (liabilities)	(222,632)	(347,742)

Net noncurrent deferred tax assets (liabilities)	$222,632	$516,757

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets. During the fiscal year ended December 31, 2011, the valuation allowance decreased by $0.2 million.

As of December 31, 2011, the Company had remaining federal net operating loss carry forwards of $26.6 million that will begin expiring in 2025 if not utilized and federal tax credit carryovers of approximately $1.1 million that will begin expiring in 2015 if not utilized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The tax years 2008 through 2011 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdiction.

In the event the Company has unrecognized tax benefits, the Company will recognize related accrued interest and penalties as income tax expense. No reserve for unrecognized tax benefit existed at December 31, 2011 or January 1, 2011.

10. Foreign and Domestic Operations

The Company operates in foreign and domestic regions. Information about these operations is presented below:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
Net Revenues:
North America	380,865,940	345,461,980
International	6,400,960	6,389,414
Operating Income (loss):
North America	2,079,059	(4,373,291)
International	(175,346)	92,116
Income (loss) before income taxes:
North America	444,302	(5,566,636)
International	(148,822)	91,189

	As of the period ended
	December 31, 2011	January 1, 2011
Identifiable assets:
North America	190,123,590	170,927,556
International	4,787,937	4,103,372

11. Store closing, lease termination and impairment charges

During the second quarter of 2011, the Company recorded an additional $0.2 million charge for estimated future rental obligations associated with a lease previously assigned to a subtenant which declared bankruptcy during the fourth quarter of 2010. The fair value of the charge was determined based on the Company’s discounted cash obligation to the landlord of this property, net of sublease reimbursements, and was therefore regarded as a Level 3 fair value measurement. (See Note 5). As part of a settlement reached on January 31, 2012, the landlord agreed to release the Company from any remaining obligation as both the original tenant and guarantor of this lease agreement.

During 2010, the Company recorded store closing, lease termination and asset impairment charges in the amount of $2.7 million, comprised of $0.7 million in lease termination costs, $0.7 million in future rent obligations, $0.5 million in fixed asset impairment charges and $0.8 million in store closing expenses. The fair value of the future rent obligation, asset impairment and early lease termination charges was determined based on the Company’s discounted cash obligation to the landlords of these properties, net of sublease reimbursements and are therefore regarded as Level 3.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of its internal control over financial reporting. Based on this evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10. Directors, Executive Officers, and Corporate Governance

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2012 annual meeting of stockholders.

Item 11. Executive Compensation

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2012 annual meeting of stockholders.

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

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Price of Outstanding Options and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected
	(a)		(c )
Equity compensation plans approved by stockholders:
2002 Stock Option Plan	456,163	$7.34	—
2006 Stock Option Plan (1)	3,457,504	$2.64	398,409
Equity compensation plans not approved by stockholders	—	—	—

Total	3,913,667	$3.19	398,409

(1)	The 2006 Plan includes 487,323 of deferred stock units and 112,500 performance share awards. See Note 8 of our audited consolidated financial statements for further discussion.

For further information regarding securities authorized for issuance under equity compensation plans, see Item 5 and Note 8 of our audited consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2012 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

Information appearing under this Item is incorporated herein by reference to our Proxy Statement for the 2012 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Audited Consolidated Financial Statements: See Index to Audited Consolidated Financial Statements in Item 8.

(2)	Supplementary Financial Statement Schedules: No schedules are required.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Herewith

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-132414	3.2	June 1, 2006

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-52041	3.1	November 2, 2007

3.3	Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation	8-K	000-52041	3.1	May 6, 2010

4.1	Specimen of Common Stock Certificate of the Registrant	S-1	333-132414	4.1	June 1, 2006

10.1*	Employment Agreement, dated as of June 13, 2009, between the Registrant and Martin E. Hanaka	8-K	000-52041	10.1	June 18, 2009

10.2*	Notice of Option Grant to Martin E. Hanaka, dated as of June 13, 2009	8-K	000-52041	10.2	June 18, 2009

10.3*	Employment Agreement, dated as of September 29, 2009, between the Registrant and Sue E. Gove	8-K	000-52041	10.3	September 29, 2009

10.4*	Notice of Option Grant to Sue E. Gove, dated as of September 29, 2009	8-K	000-52041	10.4	September 29, 2009

10.5*	Amended and Restated Employment Agreement, dated as of May 30, 2006, between Golfsmith International, Inc. and Virginia Bunte	S-1	333-132414	10.22	June 1, 2006

10.7*	2006 Incentive Compensation Plan	S-1	333-132414	10.27	June 1, 2006

10.8*	2002 Incentive Stock Plan	S-4	333-101117	10.16	April 4, 2003

10.9*	Severance Plan	10-Q	000-52041	10.7	November 6, 2009

10.10*	Non-Employee Director Compensation Plan	8-K	000-52041	10.1	August 29, 2007

10.11*	Form of Deferred Stock Unit Award Agreement	8-K	000-52041	10.3	August 25, 2006

10.12*	Form of Notice of Deferred Stock Unit Grant	8-K	000-52041	10.2	August 25, 2006
10.13*	Annual Management Incentive Program	8-K	333-101117	10.1	August 30, 2005
10.14*	Form Individual Notice of Award	8-K	333-101117	10.2	August 30, 2005

10.15	Management Rights Agreement	S-1	333-132414	10.34	June 1, 2006

10.16	Amended and Restated Credit Agreement, dated June 20, 2006, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers, the Registrant and the subsidiaries of the Registrant identified therein as credit parties, General Electric Capital Corporation, as administrative agent, swing line lender and L/C issuer, GE Capital Markets, Inc., as sole lead arranger and bookrunner, and the financial institutions from time to time parties thereto	8-K	000-52041	99.1	June 26, 2006

10.17	First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.2	October 2, 2007

10.18	Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.18	October 2, 2007

10.19	Intellectual Property License Agreement	8-K	000-52041	10.1	May 22, 2009

10.20*	Form of Confidentiality, Intellectual Property and Non-Compete Agreement	8-K	000-52041	10.1	October 2, 2009

10.21*	Amendment to the Non-Employee Director Compensation Plan	10-Q	000-52041	10.19	July 30, 2009

10.22*	Martin E. Hanaka Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.1	December 29, 2009

10.23*	Sue E. Gove Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.2	December 29, 2009

10.24	Amendment to Non-Employee Director Compensation Plan	10-Q	000-52041	10.24	July 29, 2010

10.25	Second Amendment to Amended and Restated Credit Agreement	8-K	000-52041	10.1	July 12, 2010

10.26	Form of Restricted Stock Unit Award Agreement	8-K	000-52041	10.1	May 11, 2010

10.27	Form of Performance Share Award Agreement	10-Q	000-52041	10.27	April 2, 2011

10.28	Amendment to Non-Employee Director Compensation Plan	10-Q	000-52041	10.28	July2, 2011

10.29*	Second Amendment to the Golfsmith International Holdings, Inc. 2006 Incentive Compensation Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement)	DEF 14A	000-52041	10.29	March 14, 2011

10.30*	Notice of Option Grant and Nonqualified Stock Option Award Agreement	8-K	000-52041	10.1	March 3, 2011

10.31*	Martin E. Hanaka Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.					X

10.32*	Sue E. Gove Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.					X

10.33*	Steven Larkin Amended and Restated Confidentiality and Non-Compete Agreement with Golfsmith International Holdings, Inc.					X

10.34*	Steven Larkin Confidentiality and Non-Compete Agreement with Golfsmith International Holdings, Inc.					X

10.35*	Form of Amended Confidentiality and Non-Compete Agreement with Registrant’s Name Executive Officers					X

14.1	Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.1	April 1, 2005

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees (filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.2	April 1, 2005

21.1	Subsidiaries of the Registrant	10-K	000-52041	21.1	March 6, 2009

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove					X

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
**	XBRL information is furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/S/ MARTIN E. HANAKA
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN E. HANAKA Martin E. Hanaka	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/S/ SUE E. GOVE Sue E. Gove	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/S/ THOMAS BERGLUND Thomas Berglund	Director	March 30, 2012

/S/ JAMES GROVER James Grover	Director	March 30, 2012

/S/ EMILIO S. PEDRONI Emilio S Pedroni	Director	March 30, 2012

/S/ THOMAS G. HARDY Thomas G. Hardy	Director	March 30, 2012

/S/ JAMES LONG James Long	Director	March 30, 2012

/S/ ROBERTO BUARON Roberto Buaron	Director	March 30, 2012

/S/ GLENDA CHAMBERLAIN Glenda Chamberlain	Director	March 30, 2012

/S/ MARVIN E. LESSER Marvin E. Lesser	Director	March 30, 2012

/S/ ROBERT E. ALLEN Robert E. Allen	Director	March 30, 2012