Form 10-K/A
period 2011-12-31
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2012-04-26
CIK 1202273

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

There were 15,927,536 shares of the registrant’s common stock issued and outstanding as of April 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

None.

Explanatory Note to Amendment No. 1

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (“Form 10-K”). We are filing this Amendment No. 1 solely (i) to include portions of Item 10 and Items 11 through 14 of Part III of the Form 10-K as contemplated by instruction G(3) to the Form 10-K, and (ii) to include as exhibits in Part IV, Item 15 of the Form 10-K, the new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In accordance with the rules of the SEC, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are contained within this Amendment No. 1. Other than the addition of Items 10-14 and the new certifications, the Form 10-K is not being amended or updated in any respect. This Amendment No. 1 continues to describe the conditions as of the date of the Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Form 10-K. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K, including any amendment to those filings.

ii

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

Table of Contents to Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2011

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors of the Company

The following table sets forth information as to each member of the Board of Directors (the “Board”) of the Golfsmith International Holdings, Inc. (“Golfsmith” or the “Company”), including his or her age background and principal occupations as of April 23, 2012:

	Principal Occupation, Business	Director
Name and Age	Experience and Directorships	Since
Martin Hanaka 62	Martin E. Hanaka has been the Chairman of our Board since April of 2007 and became our Chief Executive Officer on June 18, 2008. Mr. Hanaka is also a member of the Nominating Committee. Prior to joining the Golfsmith team, Mr. Hanaka served as President, Chief Operating Officer and a Board Member of Staples, Inc. from August, 1994 through October, 1997 and Vice Chairman of The Sports Authority from February through September of 1998. Mr. Hanaka was the Chairman of Sports Authority from November 1999 to June 2004 and served as its Chief Executive Officer from September 1998 to August 2003. He was formerly President of Lechmere, Inc. and served for twenty years as an executive at Sears. Mr. Hanaka has served as a director on five publicly traded companies and several privately held companies. His retail career has spanned forty years.	2007

Robert E. Allen 67	Robert E. Allen became a Director in July of 2008 and is a member of the Audit Committee and Chair of the Compensation Committee. Mr. Allen is the founder and Managing Director of Redding Consultants. Prior to becoming a consultant, Mr. Allen was a Senior Vice President of Emery Worldwide (overnight airfreight) where he had responsibility for international operations, as well as U.S. sales and marketing. Mr. Allen possesses significant board and committee experience as well as expertise in specific areas, such as marketing and compensation.	2008

Thomas Berglund 51	Thomas Berglund has been a Director since May of 2007. Mr. Berglund has been a Managing Director of First Atlantic Capital since 2004. From 1994 to 2004, Mr. Berglund was a partner with Jupiter Partners, a middle-market private equity firm. He is currently a Director and audit committee member of Prestolite Electric, a Director and audit committee member of Sprint Industrial Holdings and a Director of Resource Label Group, LLC. During the past five years, Mr. Berglund has also served as a Director of Precision Parts International and BHM Holdings. Mr. Berglund has significant board and committee expertise derived from prior and other current positions.	2007

Roberto Buaron 65	Roberto Buaron became a Director in October of 2002 and is a member of the Compensation Committee and Chair of the Nominating Committee. Mr. Buaron has been the Chairman, President and Chief Executive Officer of First Atlantic Capital since he founded the firm in 1989. Mr. Buaron has extensive experience in strategic planning and the improvement of operational performance.	2002

Thomas G. Hardy 66	Thomas G. Hardy became a Director in October 2002. Mr. Hardy served as an operating partner for an affiliate of First Atlantic Capital between August 2004 and January 2009. Mr. Hardy served as the Chair of the Board of Trustees of the American University of Paris from May 2003 to May 2008 and presently serves as a member of the advisory board of Main Street Resources, a private equity	2002

	fund specializing in small and medium sized management buy-outs since May 2002. In addition to board oversight experience, Mr. Hardy contributes to the Board significant management expertise from previous positions, including President and Chief Operating Officer of Trans-Resources Inc., a $500 million revenue chemical and fertilizer producer, and Principal at McKinsey and Co., a leading management consulting firm.

Glenda Flanagan 58	Glenda Flanagan became a Director in August 2006 and is a member of the Audit and Compensation Committees. Ms. Flanagan has been the Senior Executive Vice President and Chief Financial Officer of Whole Foods Market, Inc. since 1988. She also serves on the Board of Directors, the compensation committee, audit committee and is chair of the nominating and governance committee for Credit Acceptance Corporation. In addition to substantial board and committee experience, Ms. Flanagan contributes to the Board significant expertise in finance, reporting and accounting.	2006

James Grover 40	James Grover became a Director in September of 2002 and is a member of the Nominating Committee. Mr. Grover joined First Atlantic Capital in 1998 and has been a Managing Director since 2007. Mr. Grover is a director of Prestolite Electric, Inc. From experience in prior and other current positions, Mr. Grover possesses operational and strategic expertise.	2002

Marvin E. Lesser 70	Marvin E. Lesser became a Director in June 2006 and serves as Chair of the Audit Committee. Mr. Lesser has been Managing Partner of Sigma Partners, L.P., a private investment partnership, since 1993 and has been President of Alpina Management, L.L.C, an investment adviser, since 2000. He is also a director of USG Corporation and St. Moritz 2000 Fund, Ltd. During the past five years, he was previously a director of Pioneer Companies, Inc. and DUSA Pharmaceuticals, Inc. Mr. Lesser has experience serving on audit, compensation, finance, governance and CEO search committees, and he has been the chair of audit committees and a CEO search committee. He contributes to the Board his investment manager’s perspective on the analysis of corporate performance and the domestic and global economic environments.	2006

James Long 69	James Long became a Director in October of 2002. Mr. Long has been a Senior Advisor for First Atlantic Capital since January 1, 2005. Mr. Long was the Chairman of Country Pure Foods, Inc. from 1995 until 2010. In addition to substantial board and committee experience, Mr. Long possesses significant experience in management and strategic transactions.	2002

Emilio S. Pedroni 45	Emilio Pedroni became a Director in May 2009. He has been with First Atlantic Capital since 2003 and has held the position of Principal since March of 2007. Mr. Pedroni currently serves as a director and member of the audit committee of Sprint Holdings, LLC. During the past five years, Mr. Pedroni also served as director of BHM Technologies Holdings, Inc. and director of Captive Holdings, LLC. Mr. Pedroni contributes to the Board significant expertise in finance and strategic planning.	2009

GOVERNANCE OF THE COMPANY

Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of the Company. In accordance with applicable Delaware law, the business of the Company is managed under the direction of its Board of Directors. Pursuant to the Company’s amended and restated bylaws, the Board of Directors is to consist of not fewer than five or more than thirteen directors. Our Board of Directors currently consists of ten directors. During 2011, the Board of Directors met eight times (not including committee meetings). Each of our directors attended not fewer than seventy five percent of the aggregate of the total number of meetings of the Board and the total number of meetings of the committees of the Board on which he or she served during fiscal 2011. The Company does not have a policy on attendance at the annual meeting of stockholders; however, all of our directors attended the annual meeting in 2011, except for Thomas Berglund and Robert Allen.

THE BOARD’S LEADERSHIP STRUCTURE

The Board recognizes that one of its key responsibilities is to evaluate and determine its leadership structure. The Board believes that there is no single, generally accepted approach to providing Board leadership and that, given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. The Board of Directors has determined that having the Company’s Chief Executive Officer serve as Chairman is in the best interest of the Company’s stockholders at this time because (i) the Board believes that this structure under Mr. Hanaka’s leadership will serve our stockholders well through many economic cycles and business challenges, (ii) Mr. Hanaka’s unique business experience and extensive knowledge of the Company and its industry makes it appropriate for him to serve in both capacities, and (iii) this structure fosters effective communication between the Company’s management and the Board of Directors. Nevertheless, the Board believes that it is important to retain the organizational flexibility to determine whether the roles of the Chairman of the Board and Chief Executive Officer should be separated or combined in one individual and therefore it may periodically evaluate whether the Board leadership structure should be changed in light of specific circumstances applicable to us.

RISK MANAGEMENT OVERSIGHT

The Board of Directors does not have a separate risk oversight body, but rather has direct responsibility for the oversight of the Company’s risk management policies and the key enterprise risks affecting the Company’s business. The Board mitigates risk through regular discussions with management regarding the appropriate level of risk for the Company. In its review, the Board generally considers financial, competitive and operational risks and considers the input of the Company’s executive officers in its assessment and analysis of the most likely areas of current and future risk for the Company. Specifically, the Board of Directors regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees. A copy of this code is available in the Investor Relations section of the Company’s website at www.golfsmith.com, under “Corporate Governance.” The information on the Company’s website is not incorporated by reference in this Proxy Statement. We intend to post any amendments and any waivers of our Code of Business Conduct and Ethics on our website within four business days of adoption of such amendments or granting of waivers.

INDEPENDENCE OF DIRECTORS

The Company is a “controlled company” under the NASDAQ corporate governance rules. A “controlled company” is a company of which more than 50% of the voting power is held by an individual, group or another company. Based on the shares owned by Atlantic Equity Partners III L.P. (“Atlantic Equity Partners”) together with a voting rights and stockholders’ agreement among Atlantic Equity Partners, Carl Paul and Franklin Paul, Atlantic Equity Partners holds more than 50% of our voting power. Among other things, a controlled company exemption eliminates the requirements that (1) a majority of the Board of Directors consist of independent directors, and (2) the Company establish a Nominating Committee and a Compensation Committee that are composed entirely of independent directors. Also, a written charter addressing the purpose and responsibilities of the Compensation Committee is not required, but our Compensation Committee has a written charter. The “controlled company” exemption does not modify the independence requirements for our Audit Committee. In addition, if the Company ceases to qualify as a “controlled company” in the future, the Board of Directors will be required, within one year of the date that the Company ceases to be a “controlled company,” to be composed of a majority of independent directors and the Compensation and Nominating Committees will be required to be composed entirely of independent directors.

The Board of Directors has determined that three of its ten members are independent directors in accordance with the requirements of NASDAQ. These requirements include a series of objective tests, including that the director is not an employee of the Company or its controlling shareholder and has not engaged in various types of business dealings with the Company or its controlling shareholder. In addition, as further required by the rules of NASDAQ, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board of Directors reviewed and discussed information provided by the Board of Directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. The Board of Directors has reviewed the independence of the current non-management directors under these standards and determined Mr. Allen, Ms. Flanagan and Mr. Lesser to be independent.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

The Board of Directors has established a process to receive communications from stockholders. Stockholders who wish to communicate with the Board of Directors, or individual directors, may send correspondence to them at c/o James A. Eliasberg, Secretary of the Company, 11000 North IH-35, Austin, Texas, 78753.

The Board of Directors has instructed the Secretary to review all communications so received and to determine whether the contents represent a message to the directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the Board of Directors will be forwarded promptly to the addressee. However, any director may at any time request the Secretary to forward any and all communications received by the Secretary but not forwarded to the directors pursuant to the foregoing standards.

COMMITTEES OF THE BOARD OF DIRECTORS

At this time, the Board of Directors has designated an Audit Committee, a Compensation Committee, a Nominating Committee and a special Transaction Committee. The members of each committee are appointed by the Board of Directors and, with the exception of the Transaction Committee, serve one-year terms. Each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee operates under a written charter that is available on the Company’s website: www.golfsmith.com

Audit Committee

The Audit Committee currently consists of Mr. Allen, Ms. Flanagan and Mr. Lesser (Chair). Each member of the Audit Committee is an independent director, as defined under NASDAQ rules.

All Audit Committee members must be financially literate, and at least one member must be an audit committee financial expert as such term is defined under the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K of the SEC. The Board of Directors has determined that Mr. Allen, Ms. Flanagan and Mr. Lesser each qualify as an “audit committee financial expert.” The Company’s Board of Directors has adopted a charter setting forth the responsibilities of the Audit Committee, which include:

•	retaining and terminating the Company’s independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing with management and the independent registered public accounting firm the Company’s interim and year-end operating results;

•	reviewing the adequacy of the Company’s internal controls and audit procedures; and

•	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the independent registered public accounting firm.

During 2011, the Audit Committee met four times, and all directors serving on the Audit Committee at the relevant meetings attended not fewer than seventy five percent of the meetings. The responsibilities and activities of the Audit Committee are described in greater detail in the Audit Committee charter, a copy of which is available in the Investor Relations section of the Company’s website at www.golfsmith.com, under “Corporate Governance.”

Compensation Committee

The Compensation Committee currently consists of Mr. Allen (Chair), Mr. Buaron and Ms. Flanagan. The Company’s Board of Directors has adopted a charter setting forth the responsibilities of the Compensation Committee, which include:

•	determining the compensation of the Chief Executive Officer based on the achievement of corporate objectives;

•	reviewing and recommending approval of compensation of the Company’s executive officers;

•	administering the Company’s equity incentive plans; and

•	reviewing and making recommendations to the Company’s Board of Directors with respect to incentive compensation and equity plans.

During 2011, the Compensation Committee met twice and took no actions by written consent. Each committee member attended all of the Compensation Committee meetings during 2011. The Compensation Committee is governed by a written charter, a copy of which is available in the Investor Relations section of the Company’s website at www.golfsmith.com, under “Corporate Governance.”

Report of the Compensation Committee

Disclosure under this section is not required for a smaller reporting company.

Compensation Committee Interlocks and Insider Participation

Disclosure under this section is not required for a smaller reporting company.

Nominating Committee

The Nominating Committee currently consists of Mr. Buaron (Chair), Mr. Hanaka and Mr. Grover.

The Company’s Board of Directors has adopted a charter setting forth the responsibilities of the Nominating Committee, which include:

•	developing and recommending criteria for selecting new directors and evaluating and recommending nominees to the Board of Directors;

•	supervising the selection and composition of committees for the Board of Directors;

•	evaluating the performance of the Board of Directors and of individual directors; and

•	identifying and recommending to the Board of Directors individuals qualified to become executive officers of the Company.

The Nominating Committee met three times in 2011 and is governed by a written charter, a copy of which is available in the Investor Relations section of the Company’s website at www.golfsmith.com, under “Corporate Governance.” Each committee member attended all of the Nominating Committee meetings during 2011.

EXECUTIVE OFFICERS

Certain information concerning the Company’s executive officers as of April 23, 2012 is set forth below:

Martin E. Hanaka, age 62. See “Item 10. Directors, Executive Officers, and Corporate Governance – Directors of the Company” for biographical information about Mr. Hanaka.

Sue E. Gove, age 53, joined the Company as Executive Vice President and Chief Operating Officer in September 2008 after acting as an independent consultant since April 2006, serving clients in specialty retail and private equity. She was named Chief Financial Officer in March 2009 and became President in February, 2012. She has been a member of the Board of Directors of AutoZone, Inc. since 2005, serves on its audit committee and is Chair of its nominating and governance committee. She was Executive Vice President and Chief Operating Officer of Zale Corporation from 2002 to March 2006 and a director of Zale Corporation from 2004 to 2006.

Steven Larkin, age 54, joined the Company in January 2010 as our Senior Vice President of Direct to Consumer. From 2006 to 2009, Mr. Larkin was Executive Vice President and Chief Marketing and E-Commerce Officer at Zale Corporation. Prior to that, he served as Vice President of Merchandising at Federated/Macy’s department stores, Fingerhut Corporation and ShopNBC. Mr. Larkin has over 30 years of experience in multi-channel retail.

Eli Getson, age 41, joined the Company in June, 2010 as Senior Vice President and General Merchandise Manager responsible for all merchandising, buying, and inventory management strategies. Prior to joining the Company, Mr. Getson served as a Category Manager for Cabelas from January 2010 to June 2010, Vice President of Private Brands for The Bonton Stores Inc. from May 2006 to October 2009, and Senior Vice President of Design and Merchandising for Perry Ellis International from May 2003 to November 2005.

Joseph J. Kester, age 48, has served as the Company’s Senior Vice President of Store Operations since January 2010. Prior to this, Mr. Kester was Vice President of Field Operations from 2006 to 2010 and as the Regional Manager for the Midwest Region of the Company from September 2003 to October 2006.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table summarizes the total compensation paid to or earned by our Chief Executive Officer and the two other most highly compensated officers (the “Named Executive Officers” or “NEOs”) for serviced rendered to the Company in all capacities for fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	All Other Compensation (2)	Total
Martin E. Hanaka	2011	$700,000	$124,800	$—	$5,226	$830,026
Chairman of the Board of Directors and Chief Executive Officer	2010	696,539	223,000	—	4,530	924,068

Sue E. Gove	2011	525,423	93,600	78,876	2,360	700,259
Executive Vice President, Chief Financial Officer and Chief Operating Officer	2010	513,000	133,800	—	2,045	648,845

Steven Larkin	2011	275,423	62,400	127,858	1,160	466,841
Senior Vice President, Direct
	2010	220,615	—	53,058	850	274,523

(1)	The amounts set forth next to each award represent the aggregate grant date fair value of such awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). For discussion of the assumptions used in these valuations, see Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2)	Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company. The amounts shown in this column represent executive life insurance paid by the Company on behalf of the NEOs.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Material Terms of Employment Agreements

Mr. Hanaka

On June 13, 2008, the Company appointed Martin E. Hanaka to the position of Chairman and Chief Executive Officer. Mr. Hanaka had been the Company’s interim Chief Executive Officer since January 9, 2008 and had been with the Company since April 2007, serving as a director and Chairman of the Board.

Mr. Hanaka’s original employment agreement was entered into on June 13, 2008, was amended and restated as of December 28, 2009, and was further amended as of December 29, 2011. Subject to earlier termination, the employment agreement extends until July 1, 2013, with automatic successive one-year extensions unless terminated by either party. As provided in the employment agreement, Mr. Hanaka will receive (i) a minimum base salary of $700,000 per year; (ii) the potential to earn a target annual bonus of at least 75 percent of his then-current base salary based on the Company’s attainment of financial targets as are established by the Company’s Board of Directors; (iii) the grant of a stock option to purchase 1,000,000 shares of common stock of the Company at an exercise price of $2.33 per share (which was the closing price of the common stock on the grant date of such option) vesting in five equal annual installments; (iv) other benefits, such as participation in the 401(k) retirement savings plan, health and disability insurance, as well as four weeks paid vacation, reimbursement of business expenses and indemnification and liability insurance on the same basis as other officers of the Company.

The employment agreement further provides that, if, prior to a “change of control,” the Company’s Board of Directors terminates Mr. Hanaka’s employment without “cause” or cancels an automatic extension of his employment term, or Mr. Hanaka resigns for “good reason,” as those terms are defined in the employment agreement, Mr. Hanaka will be entitled to receive (i) his earned but unpaid base salary and earned but unpaid annual bonus for any completed fiscal year; (ii) a prorated bonus for the fiscal year in which his employment terminates, and (iii) severance payments totaling 200 percent of an amount equal to his then-current base salary, payable in equal installments in accordance with customary payroll procedures during a two-year period, commencing on the first payroll date to occur after 60 days following the date his employment is terminated. The employment agreement further provides that, if, on or after a change of control, the Company’s Board of Directors terminates Mr. Hanaka’s employment without cause or cancels an automatic extension of his employment term, or Mr. Hanaka resigns under any circumstances, Mr. Hanaka will be entitled to receive (i) his earned but unpaid base salary and earned but unpaid annual bonus for any completed fiscal year; (ii) a prorated bonus for the fiscal year in which his employment terminates, and (iii) severance payments totaling 200 percent of an amount equal to the sum of his then-current base salary plus his then-current target annual bonus payable in equal installments in accordance with customary payroll procedures during a two-year period, commencing on the first payroll date to occur after 60 days following the date his employment is terminated. In each such case, Mr. Hanaka is entitled to Company-paid health care continuation coverage premiums for himself and his dependents for two years following such termination of employment or, if earlier, until he is eligible to be covered under another substantially equivalent medical insurance plan. In the case of a change-of-control event, all of his stock options shall become fully exercisable. In the event of death or disability, Mr. Hanaka (or his beneficiary) will be entitled to receive a prorated annual bonus for the fiscal year in which his employment is terminated and Company-paid health care continuation coverage premiums for Mr. Hanaka and his dependents for one year following such termination of employment or, if earlier, until he or his dependents, as applicable, are eligible to be covered under another substantially equivalent medical insurance plan. To receive these severance and post-termination benefits, Mr. Hanaka or his legal representative is required to execute a general release of claims against the Company and its affiliates. In addition, in the event of Mr. Hanaka’s death prior to all of his stock options becoming fully exercisable, in addition to any stock options that are otherwise exercisable, options to purchase 200,000 of the common stock will become exercisable.

Mr. Hanaka’s employment agreement also contains restrictive covenants which generally prohibit Mr. Hanaka from (a) disclosing the Company’s trade secrets and confidential information, or (b) during his employment term and for the two-year period following termination of employment (1) soliciting on behalf of a competing business the Company’s customers, (2) soliciting the Company’s employees or (3) engaging in any competing business.

Ms. Gove

Ms. Gove’s original employment agreement was entered into on September 29, 2008, was amended and restated as of December 28, 2009, and was further amended as of December 29, 2011. The agreement extends for three years from September 29, 2008, with automatic successive one-year extensions unless terminated by either party. As provided in the employment agreement, Ms. Gove will receive (i) a minimum base salary of $400,000 per year; (ii) the potential to earn a target annual bonus of 75 percent of her then-current base salary based on the Company’s attainment of such financial targets as are established by the Board of Directors of the Company; (iii) the grant of a stock option to purchase 200,000 shares of common stock of the Company at an exercise price of $2.50 (which was the closing price of the common stock on the date of the employment agreement) vesting in five equal annual installments; and (iv) other benefits, such as participation in the 401(k) retirement savings plan, health and disability insurance, as well as four weeks paid vacation, reimbursement of business expenses and indemnification and liability insurance on the same basis as other officers of the Company. Pursuant to the agreement, on May 15, 2009, Ms. Gove received: (v) an increase of $50,000 to annual base salary for a total of $450,000 per year; (vi) a $50,000 retention bonus as defined in the employment agreement; and (vii) a grant of a stock option to purchase 100,000 shares of common stock of the Company at an exercise price of $1.13 (which was the closing price of the Company’s stock on that date).

The employment agreement further provides that if the Company’s chief executive officer or Board of Directors terminates Ms. Gove’s employment without “cause” or cancels an automatic extension of her employment term, or Ms. Gove resigns for “good reason,” as those terms are defined in the employment agreement, Ms. Gove will be entitled to receive (i) her earned but unpaid base salary and earned but unpaid annual bonus for any completed fiscal year; (ii) her prorated annual bonus for the fiscal year in which her employment is terminated; and (iii) severance payments totaling 200 percent of an amount equal to her then-current base salary, depending on the date of termination, payable in equal installments in accordance with customary payroll procedures during a 24-month period commencing on the first payroll date to occur after 60 days following the date her employment is terminated, or until she accepts other employment, whichever is sooner. In such case, Ms. Gove is entitled to Company-paid health care continuation coverage premiums for herself and her dependents for up to two years following such termination of employment, depending on the date of termination, or, if earlier, until she is eligible to be covered under another substantially equivalent medical insurance plan. If Ms. Gove’s employment is terminated following a “change of control.” all of her stock options shall become fully exercisable. In the event of death or disability, Ms. Gove (or her beneficiary) will be entitled to receive a prorated annual bonus for the fiscal year in which her employment is terminated and Company-paid health care continuation coverage premiums for Ms. Gove and her dependents for one year following such termination of employment or, if earlier, until she or her dependents, as applicable, are eligible to be covered under another substantially equivalent medical insurance plan. To receive these severance and post-termination benefits, Ms. Gove or her legal representative is required to execute a general release of claims against the Company and its affiliates.

Ms. Gove’s employment agreement also contains restrictive covenants which generally prohibit Ms. Gove from (i) disclosing the Company’s trade secrets and confidential information; or (ii) during her employment term and for the two-year period following termination of employment (a) soliciting on behalf of a competing business the Company’s customers, (b) soliciting the Company’s employees or (c) engaging in any competing business.

Mr. Larkin

On January 19, 2010, Mr. Larkin entered into a Confidentiality, Intellectual Property and Non-Compete Agreement (the “Non-Compete Agreement”) with the Company. The Non-Compete Agreement was amended as of December 29, 2011. As consideration for the promises set forth in the Non-Compete Agreement, upon termination of Mr. Larkin’s employment without cause and that is not an alleged constructive discharge, he will be entitled to receive his annual base salary in effect upon termination in equal installments in accordance with customary payroll procedures during a 24-month period following the termination of his employment. To receive these severance and post-termination benefits, Mr. Larkin is required to execute a general release of claims against the Company and its affiliates.

The Non-Compete Agreement also contains restrictive covenants which generally prohibit Mr. Larkin from (i) disclosing the Company’s trade secrets and confidential information; or (ii) during his employment term and for the two-year period following termination of employment (a) soliciting on behalf of a competing business the Company’s customers, (b) soliciting the Company’s employees or (c) engaging in any competing business.

Material Terms of Grants and Awards

2002 Incentive Stock Plan

In 2002, we adopted our 2002 Incentive Stock Plan (the “2002 Plan”). Under the 2002 Plan, certain employees, members of our Board of Directors and third-party consultants may be granted options to purchase shares of our common stock, stock appreciation rights (“SARs”) and restricted stock grants. Options are exercisable and vest in accordance with each option agreement. Following the adoption of our Incentive Compensation Plan (the “2006 Plan”), we have not and do not intend to grant any more options under our 2002 Plan, although options previously granted under the 2002 Plan will remain outstanding and subject to its terms.

Options, stock grants and SARs granted under the 2002 Plan will accelerate and become fully vested in the event we are acquired or merge with another company. In addition, our Board of Directors may, upon a change in control, cancel the options, stock grants or SARs, but only after providing the optionees or grantees with a reasonable period to exercise his or her options or SARs or take appropriate action to receive stock subject to any stock grants. Under the 2002 Plan, our Board of Directors will not be permitted, without the adversely affected optionee’s or grantee’s prior written consent, to amend, modify or terminate our stock plan if the amendment, modification or termination would impair the rights of optionees or grantees. The plan will terminate in 2012 unless terminated earlier by our Board of Directors.

2006 Incentive Compensation Plan

In June 2006, we adopted the 2006 Incentive Compensation Plan (the “2006 Plan”) which was approved by our stockholders. On July 7, 2006, we filed a registration statement on Form S-8 (File No. 333-135654) (the “2006 Registration Statement”), registering 1,800,000 shares of common stock issuable under the 2006 Plan. Under the 2006 Plan, certain employees, members of the Board of Directors and third-party consultants may be granted options, stock appreciation rights and restricted stock grants. On March 3, 2009, our Board of Directors adopted, subject to stockholder approval, an amendment to the 2006 Plan to increase the aggregate number of shares of common stock authorized for issuance under the 2006 Plan by 1,500,000 from 1,800,000 to 3,300,000 (the “First Amendment”). On May 5, 2009 our stockholders approved the First Amendment. On May 6, 2009, we filed a registration statement on Form S-8 (File No. File No. 333-159022) (the “2009 Registration Statement”), registering the additional 1,500,000 shares of Common Stock issuable under the 2006 Plan. On November 10, 2010, our Board of Directors adopted, subject to stockholder approval, an amendment to the 2006 Plan to increase the aggregate number of shares of shares of common stock authorized for issuance under the 2006 Plan by 600,000 from 3,300,000 to 3,900,000 (the “Second Amendment”). On April 25, 2011 our stockholders approved the Second Amendment. On April 28, 2011, we filed a registration statement on Form S-8 (File No. 333-173768), registering the additional 600,000 shares of common stock issuable under the 2006 Plan. The exercise price of options granted is equal to the common stock share price on the date granted.

The Compensation Committee administers the 2006 Plan and may provide for the payment of dividend equivalents with respect to shares of common stock subject to certain types of awards. The Board of Directors may, subject to any legal limitations, exercise any powers or duties of the Compensation Committee concerning the 2006 Plan. The Compensation Committee will select eligible employees, directors and/or consultants of us and our subsidiaries or affiliates to receive options or other awards under the 2006 Plan and will determine the number of shares of common stock covered by those options or other awards, the terms under which options or other awards may be exercised. The Compensation Committee is authorized to interpret the 2006 Plan and awards and to accelerate the vesting or exercisability of awards subject to the limitations of the 2006 Plan. Holders of options, SARs, unvested restricted stock and other awards may not transfer those awards, unless they die or, except in the case of incentive stock options, the Compensation Committee determines otherwise.

If we undergo a change of control, the Compensation Committee may adjust outstanding awards by substituting stock or other securities of any successor or another party to the change of control transaction, or cash out outstanding options, SARs and other awards, in any such case, generally based on the consideration received by our stockholders in the transaction.

Subject to particular limitations specified in the 2006 Plan, the Board of Directors may amend or terminate the 2006 Plan, and the Compensation Committee may amend awards outstanding under the 2006 Plan. The 2006 Plan will continue in effect until all shares of the common stock available under the 2006 Plan are delivered and all restrictions on those shares have lapsed, unless the 2006 Plan is terminated earlier by the Board of Directors.

2010 Restricted Stock Unit Grants

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

2011 Performance Share Grants

On February 16, 2011, our Compensation Committee approved grants of performance shares under the 2006 Plan, to Ms. Gove, Mr. Hanaka, Mr. Getson, Mr. Kester and Mr. Larkin. The number of performance shares that are earned by a holder are based on the Company’s achievement of EBITDA (net income adjusted to exclude net interest expense, income taxes, depreciation, amortization and gain or loss on sale of capital assets) targets for 2011. Following the Compensation Committee’s determination on April 4, 2012 of the extent to which the 2011 Company EBITDA targets were attained, following the issuance of the Company’s 2011 audited financial statements, the number of performance shares earned were automatically converted into an equal number of shares of our common stock in the form of restricted stock under the 2006 Plan, provided that the holder continued to be employed by us on the conversion date. If the holder’s employment with us were to have terminated under any circumstances prior to the conversion date, all of his or her performance shares would have been forfeited. One-third of the restricted stock vested immediately upon the Compensation Committee’s determination of the extent to which the 2011 Company EBITDA targets were attained. The remaining two-thirds vest one-third each on each of the second and third anniversaries of the initial award date of the performance shares, subject to automatic forfeiture if the holder’s employment with us terminates under any circumstances prior to the vesting date. Upon a change of control of the Company: (i) before the performance shares were converted to restricted stock, such conversion would have occurred as described above based on our 2011 EBITDA through the end of the month preceding the change of control date compared to a correspondingly pro-rated portion of the 2011 EBITDA targets, and the stock received by the holder would have been fully vested, or (ii) after the performance shares are converted to restricted stock, all outstanding restricted stock will fully vest. A holder of performance shares does not have any rights of a stockholder. A holder of restricted stock will have all rights of a stockholder, including dividend and voting rights.

Annual 2011 Bonus Plan

We believe the payment of cash bonuses provides meaningful incentives, rewards performance that benefits our business and is consistent with creation of stockholder value. Our annual bonuses are designed to be earned and paid to our officers at the discretion of our Compensation Committee. Any potential annual bonuses are based upon achievement of EBITDA targets. The Company’s Compensation Committee may exercise full discretion to award or withhold any and all annual bonus compensation without regard to attainment or non-attainment of relevant performance goals.

On November 10, 2010, the Compensation Committee approved a cash bonus plan for our employees, including our NEOs, for fiscal 2011 (the “2011 Bonus Plan”). The 2011 Bonus Plan was intended to assist us in attracting, retaining and motivating executive officers and key employees, and to reward them for assisting in achievement of our operational and strategic goals during fiscal 2011. The 2011 Bonus Plan was adopted to provide an outcome-based annual cash incentive to executive officers and key employees. Payments under the 2011 Bonus Plan, if any, were contingent upon our achievement of certain corporate objectives, as well as the employee’s continued employment with us on the date of payment.

Under the 2011 Bonus Plan, bonuses were tied to the achievement of specific targets based on EBITDA and any bonus payable for the achievement of any excess over 100% of the base EBITDA target would be paid in the form of restricted stock at a pre-established valuation of six dollars ($6) per share. The Company achieved approximately 107% of the base EBITDA target for fiscal 2011 overall. As a result, the officers of the Company received a cash bonus for 100% of 2011 target EBITDA, with the remainder of the 2011 bonus paid in a number of shares of restricted stock, determined as described above, that were granted on April 4, 2012. One-third of this restricted stock vests on each of the first, second and third anniversaries of the grant date, subject to automatic forfeiture if the holder’s employment with us terminates under any circumstances prior to the vesting date.

The Compensation Committee retains full discretion in any given fiscal year to grant additional bonuses and may decide to award or withhold an award for an individual based upon overall Company performance or upon such individuals’ personal performance during the year.

Annual 2012 Bonus Plan

On February 15, 2012, the Compensation Committee approved a cash bonus plan for our employees, including our NEOs, for fiscal 2012 (the “2012 Bonus Plan”). The 2012 Bonus Plan was adopted to provide an outcome-based annual cash incentive to executive officers and key employees. Payments under the 2012 Bonus Plan, if any, were contingent upon our achievement of certain corporate objectives, as well as the employee’s continued employment with us on the date of payment. Under the 2012 Bonus Plan, bonuses are tied to the achievement of specific targets based on EBITDA

The Compensation Committee retains full discretion in any given fiscal year to grant additional bonuses and may decide to award or withhold an award for an individual based upon overall Company performance or upon such individuals’ personal performance during the year.

OUTSTANDING EQUITY AWARDS

The following table sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards outstanding as of the end of fiscal 2011, for each named executive officer:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (1)	Number of Securities Underlying Unexercised Options Unexercisable (2)	Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested (3)	Market Value of Shares or Units of Stock that Have Not Vested (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested (6)
	(#)	(#)	($)			(#)	($)	(#)	($)
Mr. Hanaka
	600,000	400,000	$2.32	06/13/18	(7)
Restricted Stock Units						50,000	$160,000
Performance Share Awards								30,000	$96,000	(4)

Ms. Gove
	120,000	80,000	2.50	09/29/18	(8)
	40,000	60,000	1.13	05/05/19	(9)
	6,000	24,000	4.16	02/25/21	(10)
Restricted Stock Units						30,000	$96,000
Performance Share Awards								22,500	$72,000	(4)

Mr. Larkin
	12,000	18,000	2.74	01/25/20	(11)
	5,000	20,000	4.16	02/25/21	(10)
	—	25,000	4.01	08/01/21	(12)
Performance Share Awards								15,000	$48,000	(4)

(1)	The amounts set forth in this column reflect the number of shares underlying time-based options that are vested that were granted under the 2002 and 2006 Plans.
(2)	The amounts set forth in this column reflect the number of shares underlying time-based options that are not vested that were granted under the 2002 and 2006 Plans.
(3)	The amounts set forth in this column reflect restricted stock unit grants to each of Ms. Gove and Mr. Hanaka, approved by the Company’s Compensation Committee and Board of Directors on May 7, 2010. See “2010 Restricted Stock Unit Grants” for additional information regarding the grants, including the vesting schedules.

(4)	The amounts set forth in this column reflect performance share units awarded to each of Ms. Gove, Mr. Hanaka and Mr. Larkin, respectively, approved by the Company’s Compensation Committee and Board of Directors on February 25, 2011. See “2011 Restricted Stock Unit Performance Share Grants” for additional information regarding the grants, including the vesting schedules.
(5)	Represents the product of the closing market price of the Company’s common stock as of December 31, 2011, multiplied by the number of shares of common stock subject to the award. See “2010 Restricted Stock Unit Grants” for additional information regarding the grants, including the vesting schedules.
(6)	Represents the product of the closing market price of the Company’s common stock as of December 31, 2011, multiplied by the number of shares of common stock subject to the award, based on 100% performance. See “2011 Performance Share Grants” for additional information regarding the grants, including the vesting schedules.”
(7)	Granted on June 13, 2008, vest and become exercisable in equal installments on each anniversary of the grant date over five years.
(8)	Granted on September 29, 2008, vest and become exercisable in equal installments on each anniversary of the grant date over five years.
(9)	Granted on May 5, 2009, vest and become exercisable in equal installments on each anniversary of the grant date over five years.
(10)	Granted on February 25, 2011, vest and become exercisable in equal installments on each anniversary of the grant date over five years.
(11)	Granted on January 25, 2010, vest and become exercisable in equal installments on each anniversary of the grant date over five years.
(12)	Granted on August 1, 2011, vest and become exercisable in equal installments on each anniversary of the grant date over five years.

DIRECTOR COMPENSATION

The following table summarizes compensation earned by or paid to non-employee directors during 2011.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Robert E. Allen	$84,500	$40,001	$124,501

Robert Buaron	—	—	—

Thomas Berglund	—	—	—

Glenda Flanagan	78,500	40,001	118,501

James Grover	—	—	—

Thomas Hardy	54,000	40,001	94,001

Marvin E. Lesser	73,000	40,001	113,001

James Long	—	—	—

Emilio S. Pedroni	—	—	—

(1)	Represents annual retainer, board meeting attendance fees and other fees paid pursuant to the Non-Employee Director Compensation Plan. For Mr. Lesser, also includes an annual retainer of $15,000 to serve as chair of the Audit Committee, and for Mr. Allen, also includes an annual retainer of $5,000 to serve as chair of the Compensation Committee. For each of Mr. Allen and Ms. Flanagan (who together comprise the special Transaction Committee) also includes $20,000 earned for services rendered on such committee.
(2)	Represents deferred stock units (“DSUs”) granted in fiscal 2011 under the Non-Employee Director Compensation Plan. Amounts shown do not reflect compensation actually received by the directors, but represent the aggregate grant date fair value of such awards computed in accordance with FASB ASC Topic 718. For discussion of the assumptions used in these valuations, see Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2011.

Non-Employee Director Compensation Plan

In August 2006, the Company adopted the Non-Employee Director Compensation Plan (the “Director Compensation Plan”) under which it compensates directors that are not employees of the Company or First Atlantic Capital, Ltd. In addition to cash compensation, the Non-Employee Director Compensation Plan authorizes an annual grant of deferred stock units (“DSUs”) to members of our Board of Directors. Each DSU represents the equivalent of one share of the Company’s common stock, vests immediately on the date of grant and is exercisable upon a director’s completion of Board service. DSUs granted are issuable and included in the total number of shares reserved for issuance under the 2006 Plan. Directors who are employees of either the Company or First Atlantic Capital, Ltd. may be reimbursed for their business related expenses, but are not otherwise compensated for service as directors. On May 4, 2010, the Company’s Board of Directors approved an amendment to the Non-Employee Director Compensation Plan providing changes in the annual retainer and annual grant of DSU’s.

Effective May 4, 2010, the Director Compensation Plan also provides a $48,000 annual retainer for each non-employee director, as well as an annual retainer of $15,000 for the chair of the Audit Committee, and $5,000 annual retainers for the non-employee chairs of other standing committees. Directors are paid a fee of $1,500 for each board meeting or equivalent time for director-related special services performed outside of board or committee meetings as approved by the Chair of the Board of Directors, and $1,000 for each committee meeting that they attend. Additionally, directors are reimbursed for any out-of-pocket expenses incurred in connection with attending meetings and other activities.

On April 27, 2011, the Director Compensation Plan was amended to adjust the number of DSU’s included in the annual grant. Effective April 27, 2011, directors who are not employees of the Company or First Atlantic Capital, Ltd. will receive an annual grant of DSUs to be issued at the Company’s annual meeting of stockholders, whose number of shares is equivalent in value to $40,000 at the time of issuance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2012 certain information known to the Company regarding the beneficial ownership of its common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors, (iii) each of our chief executive officer, chief financial officer and three most highly compensated executive officers other than our chief executive officer and chief financial officer and (iv) all of our executive officers and directors as a group.

Name (1)	Common Shares Owned		Vested Common Share Rights(11)		Total Common Share Rights	Percent of Class Owned
Directors and Executive Officers
Robert E. Allen	60,000		52,341	(9)	112,341	*
Thomas Berglund(2)	1,500		—		1,500	*
Roberto Buaron(2)	9,468,558	(6)	—		9,468,558	52.2%
Glenda Flanagan	1,000		64,084	(9)	65,084	*
Eli Getson	—		8,000		8,000	*
Sue E. Gove	68,733		166,000		234,733	*
James Grover(2)	2,000		—		2,000	*
Martin Hanaka	137,194		761,378	(10)	898,572	5.0%
Thomas G. Hardy	3,325		64,760	(9)	68,085	*
Joseph Kester	—		41,155		41,155	*
Steve Larkin	—		17,000		17,000	*
Marvin E. Lesser	3,500		64,760	(9)	68,260	*
James Long(2)	39,500		—		39,500	*
Emilio Pedroni	—		—		—	*
All Directors & Officers as a Group (14 persons)	9,785,310		1,239,478		11,024,788
5% Holders
Atlantic Equity Partners III, L.P.(2)	9,468,558	(8)	—		9,468,558	52.2%
Austin W. Marxe and David M. Greenhouse(3)	1,763,392		—		1,763,392	9.7%
NWQ Investment Management Company, LLC(4)	839,167		—		839,167	4.6%
Paradigm Capital Management, Inc.(5)	1,273,135		—		1,273,135	7.0%
Carl Paul	1,523,140	(7)	—		1,523,140	8.4%
Franklin Paul	1,523,140	(7)	—		1,523,140	8.4%

*	Represents less than 1%.

Beneficial ownership is determined in accordance with the rules of the SEC and consists of either or both voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of options or warrants or upon the conversion of convertible securities that are immediately exercisable or convertible or that will become exercisable or convertible within the next 60 days are deemed beneficially owned by the beneficial owner of such options, warrants or convertible securities and are deemed outstanding for the purpose of computing the percentage of shares beneficially owned by the person holding such instruments, but are not deemed outstanding for the purpose of computing the percentage of any other person. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them. A total of 15,815,235 shares of common stock are considered to be outstanding on March 31, 2012, pursuant to Rule 13d-3(d)(1) under the Exchange Act.

1)	Unless otherwise indicated in the footnotes, the address for the beneficial owners named above is 11000 North I-H 35, Austin, Texas 78753.
2)	The address for this beneficial owner is c/o First Atlantic Capital, Ltd., 135 East 57th Street, New York, NY 10022.
3)	According to a Schedule 13G/A filed with the SEC on February 13, 2012, Austin W. Marxe and David M. Greenhouse possess shared voting power and dispositive power over 1,763,392 shares. The address for this beneficial owner is 527 Madison Avenue, Suite 2600, New York, NY 10022.
4)	According to a Schedule 13G/A filed with the SEC on February 14, 2012, the address for this beneficial owner is 2049 Century Park East, 16th Floor, Los Angeles, California 90067.
5)	According to a Schedule 13G/A filed with the SEC on February 14, 2012, the address for this beneficial owner is Nine Elk Street, Albany, New York, 12207.
6)

Includes 7,934,418 shares owned by Atlantic Equity Partners III, L.P. (“AEP III”). AEP III commenced activities on September 28, 1999 with a ten-year term subject to extension for three additional one-year periods with the approval of the AEP II’s board of advisors to enable its orderly dissolution. The term of AEP III has been extended for three years until September 28, 2012 and further extensions would be available with the approval of a super majority of the limited partners in AEP III. These shares may be deemed to be beneficially owned by Mr. Buaron because Mr.

Buaron is the sole member of Buaron Capital Corporation III, LLC, which is the managing member of Atlantic Equity Associates III, LLC. Atlantic Equity Associates III, LLC is the sole general partner of Atlantic Equity Associates III, L.P., which is the sole general partner of AEP III and, as such, exercises voting and investment power over shares of capital stock owned by AEP III, including shares of our common stock. Mr. Buaron, as the sole member of Buaron Capital Corporation III, LLC has voting and investment power over, and may be deemed to beneficially own, the shares of our common stock owned by AEP III. Also includes 1,523,140 shares owned by Carl and Franklin Paul, which may be deemed to be beneficially owned by AEP III by virtue of the stockholders agreement described under “Independence of Directors” in this Proxy Statement and in footnote (8) below. Mr. Buaron disclaims beneficial ownership of the shares owned by Carl and Franklin Paul and, except to the extent of his pecuniary interest therein, the shares held by AEP III. Also includes 11,000 shares of common stock that Mr. Buaron directly holds.
7)	Consists of 992,206 shares owned by Carl Paul and 530,934 shares owned by Franklin Paul. Does not include 7,934,413 shares owned by AEP III that are subject to the stockholders agreement described under “Independence of Directors” in this Proxy Statement and in footnote (8) below.
8)	Consists of 7,934,418 shares owned by AEP III. Includes 1,523,140 shares owned by Carl and Franklin Paul that are subject to a stockholders agreement pursuant to which Carl and Franklin Paul have agreed to vote such shares in favor of nominees to our Board of Directors proposed by AEP III. As a result of this arrangement, AEP III may be deemed to be the beneficial owner of the shares held by Carl and Franklin Paul. AEP III disclaims beneficial ownership of these shares except to the extent of its pecuniary interest therein. As described in footnote 6 above, Roberto Buaron, one of our directors, may be deemed to have voting and investment power over shares of our common stock owned by AEP III.
9)	Represents Deferred Stock Units granted under the Non-Employee Director Compensation Plan that are fully vested, but are exercisable only upon completion of Board service.
10)	Mr. Hanaka’s vested common share rights include 600,000 employee stock options granted under the 2006 Plan and 161,378 Deferred Stock Units granted under the Non-Employee Director Compensation Plan that are fully vested, but are exercisable only upon completion of Board service.
11)	For Mr. Hanaka, Ms. Gove, Mr. Getson, Mr. Kester and Mr. Larkin, excludes 6,694, 8,926, 4,463, 4,463 and 4,463 shares, each representing the vested portion of the shares issued on April 4, 2012 based on the Company’s achievement of EBITDA targets for fiscal 2011 pursuant to the performance share award agreements dated February 25, 2011 between the Company and each executive officer listed above, respectively. See “Narrative Disclosure to Summary Compensation Table – Material Terms of Grants and Awards — 2011 Performance Share Grants.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Price of Outstanding Options and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected
	(a)		(c)
Equity compensation plans approved by stockholders:
2002 Stock Option Plan	456,163	$7.34	—
2006 Stock Option Plan (1)	3,457,504	$2.64	398,409
Equity compensation plans not approved by stockholders	—	—	—

Total	3,913,667	$3.19	398,409

(1)	The 2006 Plan includes 487,323 of deferred stock units and 112,500 performance share awards. See Note 8 of our audited consolidated financial statements for further discussion.

For further information regarding securities authorized for issuance under equity compensation plans, see Item 5 and Note 8 of our audited consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During 2011 and 2010, there were no transactions to be disclosed in which the Company was a participant and the amount involved exceeded $120,000 and in which any related person, including our executives and directors, had or will have a direct or indirect material interest.

Management Consulting Agreement

In connection with our acquisition by Atlantic Equity Partners in October 2002, we entered into a management consulting agreement with First Atlantic Capital, pursuant to which First Atlantic Capital agreed to advise us on management matters. We terminated the management consulting agreement upon the closing of our initial public offering in June 2006, but retained an obligation to reimburse First Atlantic Capital for expenses incurred in connection with meetings between representatives of First Atlantic Capital and us in connection with First Atlantic Capital’s investment in us for so long as First Atlantic Capital holds at least 20% of our outstanding shares of common stock, but will not otherwise pay any fees under the Agreement. We reimbursed First Atlantic Capital in 2011 for expenses incurred in the amount of $58,098.

Management Rights Agreement

Effective June 2006, we entered into a management rights agreement with Atlantic Equity Partners. Pursuant to the management rights agreement, in the event that we are not, or we cease to be, a “controlled company” because Atlantic Equity Partners does not beneficially own, on its own or as part of a group, more than 50% of our outstanding common stock, and we are required by NASDAQ regulations to have a majority of independent directors on our Board of Directors, to the extent necessary, the Board of Directors will simultaneously be reduced or increased, as the case may be, in size to nine directors. This reduction or increase would be effective immediately following the first annual or special meeting of our stockholders at which directors are to be elected (a “Director Election”) or effective immediately upon board action by written consent. The Board of Directors shall remain at this size until the first Director Election after the date on which Atlantic Equity Partners holds less than 15% of our outstanding common stock.

For so long as Atlantic Equity Partners continues to hold 25% or more of our outstanding common stock, it shall retain the right to designate three nominees for election to our Board of Directors, subject to compliance with NASDAQ regulations. If Atlantic Equity Partners continues to hold (1) less than 25% but at least 15% of our outstanding common stock, it will retain the right to designate two director nominees, and (2) less than 15% but at least 10% of our outstanding common stock, it will retain the right to designate one director nominee, and in each case, Atlantic Equity Partners will cause such number of directors nominated by Atlantic Equity Partners to resign as would be necessary to make the number of remaining directors correspond with Atlantic Equity Partners’ designation rights unless our Board of Directors decides that any such directors should continue to serve on our Board of Directors. Once Atlantic Equity Partners holds less than 10% of our outstanding common stock, it shall have no right to designate directors. Pursuant to the management rights agreement, for so long as Atlantic Equity Partners owns any shares of our common stock, Atlantic Equity Partners shall have the right to nominate a non-voting observer to attend board or committee meetings of us and our subsidiaries, subject to such observer signing a confidentiality undertaking with us.

To the extent permitted by applicable law, the Management Rights Agreement entitles Atlantic Equity Partners to nominate one or more directors for membership on any committee of our Board of Directors, or the Board of Directors or any committee of the Board of Directors of any of our subsidiaries. The number of directors Atlantic Equity Partners is entitled to nominate shall be at least equal to the proportion of directors nominated by Atlantic Equity Partners to our Board of Directors at that time. Because the audit committee must be composed entirely of independent directors as defined by the SEC and NASDAQ, no director who does not meet those requirements can be nominated by Atlantic Equity Partners for membership of that committee.

Indemnification Agreements and Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers and have purchased directors’ and officers’ liability insurance appropriate for a public company. The indemnification agreements and our amended certificate of incorporation and amended and restated bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s common stock (“Section 16 Insiders”) to file reports of ownership and changes in ownership in the Company’s common stock with the SEC and NASDAQ. Based on the Company’s records and other information, the Company believes that all Section 16(a) filing requirements for the Section 16 Insiders have been complied with for the fiscal year ended December 31, 2011 except for an inadvertent untimely filing to report an option award made to Mr. Larkin pursuant to the Company’s 2006 Plan on August 1, 2011.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company for fiscal years 2011 and 2010, by Ernst & Young LLP:

	2011	2010
Audit fees	$692,105	$388,750
All Valuation services	15,000	—
All other fees (1)	2,160	2,160

Total	$709,265	$390,910

(1)	Includes subscription fees for Ernst & Young Online, an internet accounting and auditing research database. Ernst & Young did not provide us with any tax compliance and tax consulting services for fiscal 2011 and 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Audited Consolidated Financial Statements: See Index to Audited Consolidated Financial Statements in Item 8.

(2)	Supplementary Financial Statement Schedules: No schedules are required.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	S-1	333-132414	3.2	June 1, 2006

3.2	Amended and Restated Bylaws of the Registrant	8-K	000-52041	3.1	November 2, 2007

3.3	Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation	8-K	000-52041	3.1	May 6, 2010

4.1	Specimen of Common Stock Certificate of the Registrant	S-1	333-132414	4.1	June 1, 2006

10.1*	Employment Agreement, dated as of June 13, 2009, between the Registrant and Martin E. Hanaka	8-K	000-52041	10.1	June 18, 2008

10.2*	Notice of Option Grant to Martin E. Hanaka, dated as of June 13, 2009	8-K	000-52041	10.2	June 18, 2008

10.3*	Employment Agreement, dated as of September 29, 2009, between the Registrant and Sue E. Gove	8-K	000-52041	10.3	September 29, 2008

10.4*	Notice of Option Grant to Sue E. Gove, dated as of September 29, 2009	8-K	000-52041	10.4	September 29, 2008

10.7*	2006 Incentive Compensation Plan	S-1	333-132414	10.27	June 1, 2006

10.8*	2002 Incentive Stock Plan	S-4	333-101117	10.16	April 4, 2003

10.9*	Severance Plan	10-Q	000-52041	10.7	November 6, 2009

10.10*	Non-Employee Director Compensation Plan	8-K	000-52041	10.1	August 29, 2007

10.11*	Form of Deferred Stock Unit Award Agreement	8-K	000-52041	10.3	August 25, 2006

10.12*	Form of Notice of Deferred Stock Unit Grant	8-K	000-52041	10.2	August 25, 2006

10.13*	Annual Management Incentive Program	8-K	333-101117	10.1	August 30, 2005

10.14*	Form Individual Notice of Award	8-K	333-101117	10.2	August 30, 2005

10.15	Management Rights Agreement	S-1	333-132414	10.34	June 1, 2006

10.16	Amended and Restated Credit Agreement, dated June 20, 2006, by and among Golfsmith International, L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C., and Don Sherwood Golf Shop, as borrowers, the Registrant and the subsidiaries of the Registrant identified therein as credit parties, General Electric Capital Corporation, as administrative agent, swing line lender and L/C issuer, GE Capital Markets, Inc., as sole lead arranger and bookrunner, and the financial institutions from time to time parties thereto	8-K	000-52041	99.1	June 26, 2006

10.17	First Amendment to Amended and Restated Credit Agreement, dated September 26, 2007, entered into by and among Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.2	October 2, 2007

10.18	Syndication letter for the First Amendment to the Amended and Restated Credit Agreement, entered into by and among, Golfsmith International L.P., Golfsmith NU, L.L.C., Golfsmith USA, L.L.C. the other Credit Parties party hereto, and General Electric Capital Corporation	8-K	000-52041	10.18	October 2, 2007

10.19	Intellectual Property License Agreement	8-K	000-52041	10.1	May 22, 2009

10.20*	Form of Confidentiality, Intellectual Property and Non-Compete Agreement	8-K	000-52041	10.1	October 2, 2009

10.21*	Amendment to the Non-Employee Director Compensation Plan	10-Q	000-52041	10.19	July 30, 2009

10.22*	Martin E. Hanaka Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.1	December 29, 2009

10.23*	Sue E. Gove Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	8-K	000-52041	10.2	December 29, 2009

10.24*	Amendment to Non-Employee Director Compensation Plan	10-Q	000-52041	10.24	July 29, 2010

10.25	Second Amendment to Amended and Restated Credit Agreement	8-K	000-52041	10.1	July 12, 2010

10.26*	Form of Restricted Stock Unit Award Agreement	8-K	000-52041	10.1	May 11, 2010

10.27*	Form of Performance Share Award Agreement	10-Q	000-52041	10.27	April 2, 2011

10.28*	Amendment to Non-Employee Director Compensation Plan	10-Q	000-52041	10.28	July 2, 2011

10.29*	Second Amendment to the Golfsmith International Holdings, Inc. 2006 Incentive Compensation Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement)	DEF 14A	000-52041	10.29	March 14, 2011

10.30*	Notice of Option Grant and Nonqualified Stock Option Award Agreement	8-K	000-52041	10.1	March 3, 2011

10.31*	Martin E. Hanaka Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	10-K	333-101117	10.31	March 30, 2012

10.32*	Sue E. Gove Amended and Restated Employment Agreement with Golfsmith International Holdings, Inc.	10-K	333-101117	10.32	March 30, 2012

10.33*	Steven Larkin Amended and Restated Confidentiality and Non-Compete Agreement with Golfsmith International Holdings, Inc.	10-K	333-101117	10.33	March 30, 2012

10.34*	Steven Larkin Confidentiality and Non-Compete Agreement with Golfsmith International Holdings, Inc.	10-K	333-101117	10.34	March 30, 2012

10.35*	Form of Amended Confidentiality and Non-Compete Agreement with Registrant’s Name Executive Officers	10-K	333-101117	10.35	March 30, 2012

14.1	Code of Ethics for Senior Executives and Financial Officers (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.1	April 1, 2005

14.2	Code of Business Conduct and Ethics for Directors, Officers and Employees (filed as Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005 filed on April 1, 2005, and incorporated herein by reference).	10-K	333-101117	14.2	April 1, 2005

21.1	Subsidiaries of the Registrant	10-K	000-52041	21.1	March 6, 2009

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	10-K	333-101117	23.1	March 30, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka	10-K	333-101117	31.1	March 30, 2012

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove	10-K	333-101117	31.2	March 30, 2012

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	333-101117	32.1	March 30, 2012

32.2	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	333-101117	32.2	March 30, 2012

31.3	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka				X

31.4	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove				X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management compensatory plan, contract or arrangement.
**	XBRL information is furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/S/ MARTIN E. HANAKA
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and
Authorized Signatory)

Date: April 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN E. HANAKA	Chairman and Chief Executive Officer (Principal Executive Officer)	April 26, 2012
Martin E. Hanaka

/S/ SUE E. GOVE	President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2012
Sue E. Gove

/S/ THOMAS BERGLUND	Director	April 26, 2012
Thomas Berglund

/S/ JAMES GROVER	Director	April 26, 2012
James Grover

/S/ EMILIO S. PEDRONI	Director	April 26, 2012
Emilio S Pedroni

/S/ THOMAS G. HARDY	Director	April 26, 2012
Thomas G. Hardy

/S/ JAMES LONG	Director	April 26, 2012
James Long

/S/ ROBERTO BUARON	Director	April 26, 2012
Roberto Buaron

/S/ GLENDA FLANAGAN	Director	April 26, 2012
Glenda Flanagan

/S/ MARVIN E. LESSER	Director	April 26, 2012
Marvin E. Lesser

/S/ ROBERT E. ALLEN	Director	April 26, 2012
Robert E. Allen