Form 10-Q
period 2012-03-31
GOLFSMITH INTERNATIONAL HOLDINGS INC
filed 2012-05-15
CIK 1202273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 15,927,536 shares outstanding of the registrant’s common stock, par value $ .001.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Golfsmith International Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2012	April 2, 2011	December 31, 2011
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,694,616	$547,119	$2,647,478
Receivables, net of allowances of $377,805, $94,749, and $881,035 as of March 31, 2012, April 2, 2011 and December 31, 2011, respectively	3,699,140	2,663,238	5,955,683
Inventories	123,551,231	98,926,130	90,375,824
Prepaid expenses and other current assets	14,954,197	9,172,696	8,717,141

Total current assets	150,899,184	111,309,183	107,696,126

Property and equipment, net	66,806,279	60,754,413	59,451,248
Intangible assets, net	27,022,251	25,426,094	25,276,751
Other long-term assets	964,160	2,520,635	2,487,402

Total assets	$245,691,874	$200,010,325	$194,911,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,465,513	$60,590,238	$49,682,063
Accrued expenses and other current liabilities	20,215,788	19,221,776	22,315,818

Total current liabilities	111,681,301	79,812,014	71,997,881

Deferred rent and other long-term liabilities	18,640,692	16,804,339	16,632,995
Long-term debt	54,316,126	42,861,830	41,905,144

Total liabilities	184,638,119	139,478,183	130,536,020

Stockholders’ Equity:
Common stock –$.001 par value; 25,000,000 shares authorized at March 31, 2012, April 2, 2011 and December 31, 2011; and 15,815,235 shares issued and outstanding at March 31, 2012 and December 31, 2011, 15,806,035 shares issued and outstanding at April 2, 2011	15,816	15,807	15,816
Preferred stock –$.001 par value; 10,000,000 shares authorized at March 31, 2012, April 2, 2011 and December 31, 2011; no shares issued and outstanding	—	—	—
Deferred stock units –$.001 par value; 487,322 shares outstanding at March 31, 2012, and December 31, 2011; 454,998 shares outstanding at April 2, 2011	487	455	487
Additional paid-in capital	126,860,233	125,534,974	126,595,381
Accumulated other comprehensive loss	(280,353)	(103,330)	(341,376)
Accumulated deficit	(65,542,428)	(64,915,764)	(61,894,801)

Total stockholders’ equity	61,053,755	60,532,142	64,375,507

Total liabilities and stockholders’ equity	$245,691,874	$200,010,325	$194,911,527

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of

Comprehensive Loss

(Unaudited)

	Fiscal Quarter Ended
	March 31, 2012	April 2, 2011
Net revenues	$90,456,068	$81,515,037
Cost of products sold	60,135,314	54,097,281

Gross profit	30,320,754	27,417,756

Selling, general and administrative	33,639,844	30,451,510
Store pre-opening expenses	1,188,429	307,471
Lease termination charges	426,060	—

Total operating expenses	35,254,333	30,758,981

Operating loss	(4,933,579)	(3,341,225)

Interest expense	461,258	444,968
Other income (expense), net	72,387	43,265

Loss before income taxes	(5,322,450)	(3,742,928)

Income tax benefit	1,674,823	629,762

Net loss	$(3,647,627)	$(3,113,166)

Net loss per common share - basic	$(0.22)	$(0.19)
Net loss per common share - diluted	$(0.22)	$(0.19)

Basic weighted average common shares outstanding	16,302,557	16,261,033
Diluted weighted average common shares outstanding	16,302,557	16,261,033

Other Comprehensive Loss
Foreign currency translation gain	61,023	149,044

Comprehensive Loss	$(3,586,604)	$(2,964,122)

See accompanying notes to unaudited condensed consolidated financial statements

Golfsmith International Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating Activities
Net loss	$(3,647,627)	$(3,113,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,115,425	2,619,906
Amortization of intangible assets	4,501	97,922
Amortization of debt issue costs	34,631	34,630
Provision for bad debt expense	—	(22,089)
Stock-based compensation	264,851	287,818

Change in operating assets and liabilities:
Accounts receivable	2,314,373	(599,153)
Inventories	(31,225,826)	(19,193,976)
Prepaids and other current assets	(376,390)	(1,722,636)
Other assets	(261,388)	(259,651)
Accounts payable	40,084,329	27,032,024
Accrued expenses and other current liabilities	(7,362,848)	(2,771,403)
Deferred rent	785,103	(74,315)

Net cash provided by operating activities	3,729,134	2,315,911

Investing Activities
Purchases of property and equipment	(10,103,199)	(4,447,422)

Net cash used in investing activities	(10,103,199)	(4,447,422)

Financing Activities
Principal payments on line of credit	(25,444,435)	(23,224,000)
Proceeds from line of credit	37,855,417	25,695,796

Net cash provided by financing activities	12,410,982	2,471,796

Effect of exchange rate changes on cash and cash equivalents	10,221	2,494

Change in cash and cash equivalents	6,047,138	342,779
Cash and cash equivalents, beginning of period	2,647,478	204,340

Cash and cash equivalents, end of period	$8,694,616	$547,119

Supplemental cash flow information:
Interest payments	$457,356	$440,796
Income tax payments	$37,800	$28,150

See accompanying notes to unaudited condensed consolidated financial statements

GOLFSMITH HOLDINGS INTERNATIONAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Principles

Basis of Presentation and Principles of Consolidation

Golfsmith International Holdings, Inc. (the “Company”) is a multi-channel, specialty retailer of golf equipment, apparel and related accessories. The Company offers golf equipment from top national brands as well as its own proprietary brands. In addition, the Company provides clubmaking services, including the sale of individual club components for customers to build clubs, custom fitting and repair services. The Company is also a retailer of tennis equipment and apparel. The Company markets its products through retail stores and through its direct-to-consumer channels, which have been aggregated into one reporting segment.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. As information in this report relates to interim financial information, certain footnote disclosures required by GAAP for complete audited financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting of normal and recurring accruals considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Revenue Subject to Seasonal Variations

The Company’s business is seasonal and its sales leading up to and during the warm weather golf season and the December holiday gift-giving season have historically contributed a significantly higher percentage of the Company’s annual net revenues and annual net operating income than in other periods during its fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The three-month periods ended March 31, 2012 and April 2, 2011 both consisted of 13 weeks.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net income (loss) plus certain other items that are recorded directly to stockholders’ equity. In addition to net income (loss), the components of comprehensive income (loss) also include foreign currency translation adjustments. The difference between net loss and comprehensive loss for each of the three-month periods ended March 31, 2012 and April 2, 2011 resulted from the impact of foreign currency translation and revaluation gains of $0.1 million.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company’s credit facility at March 31, 2012 approximates fair value based on rates available for similar debt available to comparable companies in the marketplace.

The fair values of our financial instruments are determined using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities as follows:

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

Accounts Receivable

Accounts receivable consists primarily of amounts due from credit card merchants who process the Company’s credit card sales and remit the proceeds to the Company. The Company also maintains certain accounts receivable for individual customers for whom credit is provided. Allowances are made based on historical data for estimated unrecoverable amounts. As a result of credit card processing complexities arising from a system conversion in the fourth quarter of fiscal 2011, the Company increased its allowance for doubtful accounts to $0.9 million as of December 31, 2011. During the three months ended March 31, 2012, we reduced the recorded allowance to $0.4 million.

Recently Issued Accounting Standards

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. The adoption of ASU 2011-05 has had no impact on our statements of financial position, operations or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 became effective for us in our first quarter of fiscal 2012. The adoption of ASU 2011-04 has had no impact on our consolidated financial statements.

2.	Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted-average number of shares of common stock outstanding, including outstanding deferred stock units (“DSUs”). Diluted net loss per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued unless anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net loss	$(3,647,627)	$(3,113,166)
Basic:
Weighted-average shares of common stock outstanding	15,815,235	15,806,035
Weighted-average shares of deferred common stock units outstanding	487,322	454,998

Shares used in computing basic net loss per common share	16,302,557	16,261,033
Effect of dilutive securities (1):
Stock options	—	—

Shares used in computing diluted net loss per common share	16,302,557	16,199,085

Basic net loss per common share	$(0.22)	$(0.19)
Diluted net loss per common share	$(0.22)	$(0.19)

(1)	Potentially dilutive shares of common stock include 3,205,774 and 3,327,038 of outstanding stock options under the Company’s stock option plans as of March 31, 2012 and April 2, 2011, respectively. The computation of dilutive shares excluded these options because such outstanding options would be anti-dilutive due to the Company’s net loss in each period.

3.	Income Taxes

During the three-month periods ended March 31, 2012 and April 2, 2011, the Company recorded income tax benefits of approximately $1.7 million and $0.6 million on pre-tax losses of approximately $5.3 million and $3.7 million, respectively. The Company’s benefit for income taxes reflects an effective tax rate of approximately of 31.5% and 16.8% for the three months ended March 31, 2012 and April 2, 2011, respectively. The increase in the effective tax rate, year over year, was driven primarily by the estimated deferred tax expense from the amortization of our indefinite-lived intangible assets. The amortization of indefinite-lived assets results in deferred tax expense and a deferred tax liability without a corresponding reduction in our valuation allowance. Due to the utilization of net operating loss carryforwards, the Company does not anticipate paying any U.S. federal income taxes in fiscal 2012.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The tax years 2008 through 2011 remain open to examination by all the major taxing jurisdictions to which the Company is subject, though the Company is not currently under examination by any major taxing jurisdictions.

The Company had no liability for unrecognized tax benefits at year end 2011 or as of March 31, 2012.

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

Interest Rate and Fees. Loans outstanding under the Credit Facility currently bear interest per annum, at the Company’s election, at a rate equal to either (1) LIBOR plus a margin equal to 2.75% (such margin, the “Applicable Revolver LIBOR Margin”), or (2) the “Base Rate” plus a margin equal to 0.25%. The “Base Rate” is a rate equal to the highest of (i) the publicly quoted rate as published by The Wall Street Journal on corporate loans posted by at least 75% of the nation’s 30 largest banks, (ii) the Federal Funds Rate plus 300 basis points per annum, and (iii) the sum of LIBOR plus the excess of the Applicable Revolver LIBOR Margin over 0.25%. Commencing on January 1, 2011, the applicable margins are subject to adjustment (up or down) prospectively on a quarterly basis on the first business day of each fiscal quarter as determined by average daily borrowing availability for the immediately preceding quarter. The fee in respect of the Borrowers’ non-use of available funds is 0.375% with no utilization-based decrease and is payable monthly. During the three months ended March 31, 2012 and April 2, 2011, the weighted average interest rate on the Company’s outstanding borrowings was 3.01% and 3.09%, respectively.

Covenants and Events of Default. The Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of the Company’s existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions and make certain restricted payments. The foregoing restrictions are subject to certain customary exceptions for facilities of this type. The Credit Facility includes events of default (and related remedies, including acceleration of the Loans made thereunder) usual for a facility of this type, including payment default, covenant default (including breaches of the covenants described above), cross-default to other indebtedness, material inaccuracy of representations and warranties, bankruptcy and involuntary proceedings, change of control and judgment default. Many of the defaults are subject to certain materiality thresholds and grace periods usual for a facility of this type. As of March 31, 2012, April 2, 2011 and December 31, 2011, the Company was in compliance with all applicable covenants.

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

At March 31, 2012, the Company had $54.3 million of outstanding borrowings under its Credit Facility and $35.7 million of borrowing availability after giving effect to all reserves. At April 2, 2011, the Company had $42.9 million of outstanding borrowings under its Credit Facility and $34.7 million of borrowing availability after giving effect to all reserves. At December 31, 2011, the Company had $41.9 million of outstanding borrowings under its Credit Facility and $29.6 million of borrowing availability after giving effect to all reserves

Guarantees and Collateral. Borrowings under the Credit Facility are jointly and severally guaranteed by the Credit Parties, and are secured by a security interest granted in favor of the Agent, for itself and for the benefit of the lenders, in substantially all of the personal and owned real property of the Credit Parties, including a lien on all of the equity securities of the Borrowers and each of the Borrower’s current and future domestic subsidiaries.

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

5.	Intangible Assets

Identifiable intangible assets consisted of the following as of each of the periods presented:

	March 31, 2012		April 2, 2011		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite lived intangibles
Customer database	$3,448,963	$(3,448,963)	$3,448,963	$(3,253,120)	$3,448,963	$(3,448,963)
Patents	180,000	(38,000)	100,000	—	180,000	(33,500)

	$3,628,963	$(3,486,963)	$3,548,963	$(3,253,120)	$3,628,963	$(3,482,463)

Indefinite lived intangibles
Trade names	$11,158,000	$—	$11,158,000	$—	$11,158,000	$—
Trademarks	15,722,251	—	13,972,251	—	13,972,251	—

	$26,880,251	$—	$25,130,251	$—	$25,130,251	$—

Total	$30,509,214	$(3,486,963)	$28,679,214	$(3,253,120)	$28,759,214	$(3,482,463)

Definite lived intangibles

Amortization expense related to the Company’s definite lived intangibles was approximately $0.04 million and $0.1 million during the three month periods ended March 31, 2012 and April 1, 2011, respectively. Amortization expense is recorded in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company’s definite lived intangibles include a customer database, which was fully amortized as of December 31, 2011, and patents for certain intellectual property, which are being amortized over an estimated useful life of 10 years through fiscal 2021.

Indefinite lived intangibles

On May 20, 2009, we entered into a license agreement with MacGregor Golf Company. Under the terms of the license agreement, we obtained an exclusive perpetual license and sub-license in and to certain MacGregor® trademarks throughout the United States, Canada, Europe, Africa, South America and Australia for a total of $1.75 million payable in eight quarterly installments beginning in May 2010. In conjunction with the Company’s final installment in February 2012, our interest in the MacGregor trademarks was reclassified from “other long-term assets” to “intangible assets.”

6.	Commitments and Contingencies

Lease Commitments

The Company leases all but one of its store locations under operating leases that provide for annual payments that, in some cases, increase over the life of the lease. The operating leases expire at various times through June 2028. The aggregate of the minimum annual payments is expensed on a straight-line basis over the term of the related lease. In addition, the Company has entered into certain sublease agreements with third parties to sublease retail space previously occupied by the Company. The sublease terms end at various times through June 2022. Rent expense, net of sublease rental income, was $7.25 million and $5.8 million for the three-month periods ended March 31, 2012 and April 2, 2011, respectively. Sublease rental income was $0.3 million for each of the three-month periods ended March 31, 2012 and April 2, 2011.

During the first quarter of 2012, the Company recorded a $0.4 million charge for estimated lease termination costs associated with a store relocation which occurred in March of the current year. (See Note 7 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). The lease has future minimum lease payments of $0.3 million, $0.4 million, $0.4 million and $0.3 million for fiscal years 2012, 2013, 2014 and 2015, respectively. In addition, the Company is liable for other expenses related to the above lease, such as property taxes and common area maintenance.

Legal Proceedings

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

During the first quarter of 2012, the Company recorded a $0.4 million charge for estimated lease termination costs associated with a store relocation which occurred in March of the current year. The fair value of this estimated charge was determined based on the Company’s discounted cash obligation to the landlord of this property, net of estimated sublease reimbursements, and is therefore regarded as a Level 3 fair value measurement. (See Note 6 of the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

8.	Subsequent Events

On May 14, 2012, Golf Town USA Holdings, Inc. (“Golf Town”) and Golfsmith announced that they entered into a definitive merger agreement, pursuant to which holders of the outstanding shares of the Golfsmith’s common stock at the effective time of the merger will receive $6.10 per share in cash.

The boards of directors of both Golf Town and Golfsmith have approved the transaction, in our case, following the approval and recommendation of a transaction committee of independent directors. Atlantic Equity Partners III, L.P. and certain of our executive officers, holding collectively a majority of our outstanding shares of common stock, have executed a written consent approving the transaction and the transaction is not subject to further stockholder approval.

Golfsmith and Golf Town have made customary representations, warranties and covenants in the merger agreement.

The closing of the transaction, which is subject to limited closing conditions, including regulatory approvals, is expected to occur in the third quarter of 2012. The transaction is not subject to a financing condition. In the three-month period ended March 31, 2012, we incurred $0.2 million in legal and other expenses related to our merger as described above.

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

Overview

We are one of the nation’s largest specialty retailers of golf equipment, apparel, footwear and accessories. We operate as an integrated multi-channel retailer, offering our customers the convenience of shopping in our retail locations across the nation and through our direct-to-consumer channel, which includes both our Internet site, www.golfsmith.com, and our direct mail catalogs. As of March 31, 2012, we operated 82 retail stores in 24 states and 38 markets. We were founded in 1967 as a golf clubmaking company offering custom-made clubs, clubmaking components and club repair services. In 1972, we opened our first retail store, in 1975, we mailed our first general golf products catalog, and in 1997, we launched our Internet site designed to expand our direct-to-consumer business.

During the three months ended March 31, 2012, we opened three new stores in three new markets and relocated our Walnut Creek location as part of our plan to open ten new stores and relocate four existing retail sites in 2012. On April 12th, we announced the relocation of our Park Meadows store in Denver, Colorado. On April 13th, we announced the grand opening of a new, extreme golf retail center in Atlanta, Georgia. On April 30th, we opened a new store in Cleveland, Ohio, and on May 10th, we opened another new store in Wilmington, Delaware. In the future, we will continue to explore strategic opportunities to open additional stores in existing and new geographic markets, as well as evaluate our effectiveness in existing markets.

As a specialty retailer, we are subject to changes in consumer confidence and economic conditions that impact our customers. The demand for our products is affected by the financial health of our customers, which may be adversely influenced by macroeconomic factors such as unemployment, fuel and energy costs, weakness in the housing market and unavailability of consumer credit. The demand for our products was adversely impacted by the recent economic downturn. In response to this downturn, beginning in fiscal 2008 and continuing into fiscal 2012, we took significant steps to reduce our cost structure and introduce increased operational efficiencies. We expect to leverage this reduced cost structure to improve profitability in the future.

In addition to future new store openings, a significant part of our growth strategy continues to be enhancing the non-clubmaking and Internet portions of our direct-to-consumer channel. Our plan also entails the ongoing development of our own brand portfolio, as we continue to grow our proprietary business.

Recent Developments

On May 14, 2012, Golf Town USA Holdings, Inc. (“Golf Town”) and Golfsmith announced that they entered into a definitive merger agreement, pursuant to which holders of the outstanding shares of the Golfsmith’s common stock at the effective time of the merger will receive $6.10 per share in cash.

The boards of directors of both Golf Town and Golfsmith have approved the transaction, in our case, following the approval and recommendation of a transaction committee of independent directors. Atlantic Equity Partners III, L.P. and certain of our executive officers, holding collectively a majority of our outstanding shares of common stock, have executed a written consent approving the transaction and the transaction is not subject to further stockholder approval.

Golfsmith and Golf Town have made customary representations, warranties and covenants in the merger agreement.

The closing of the transaction, which is subject to limited closing conditions, including regulatory approvals, is expected to occur in the third quarter of 2012. The transaction is not subject to a financing condition. In the three month period ended March 31, 2012, we incurred $0.2 million in legal and other expenses related to our merger as described above.

Fiscal Year

Our fiscal year ends on the Saturday closest to December 31 and consists of either 52 weeks or 53 weeks. Each quarter of each fiscal year generally consists of 13 weeks. The three month periods ended March 31, 2012 and April 2, 2011 each consisted of 13 weeks.

Results of Operations

The following table presents our unaudited condensed consolidated statements of operations and the related percentage of total net revenues for the three-month periods ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012		April 2, 2011
Net revenues (1)	$90,456,068	100.0%	$81,515,037	100.0%
Cost of products sold (2)	60,135,314	66.5%	54,097,281	66.4%

Gross profit	30,320,754	33.5%	27,417,756	33.6%
Selling, general and administrative	33,639,844	37.2%	30,451,510	37.4%

Store pre-opening expenses (3)	1,188,429	1.3%	307,471	0.4%
Lease termination charges (4)	426,060	0.5%	—	0.0%

Total operating expenses	35,254,333	39.0%	30,758,981	37.7%

Operating loss	(4,933,579)	-5.5%	(3,341,225)	-4.1%

Interest expense	461,258	0.5%	444,968	0.5%
Other income (expense), net	72,387	0.1%	43,265	0.1%

Loss before income taxes	(5,322,450)	-5.9%	(3,742,928)	-4.6%

Income tax benefit	1,674,823	1.9%	629,762	0.8%

Net loss	$(3,647,627)	-4.0%	$(3,113,166)	-3.8%

(1)	Net revenues consist of merchandise sales, net of actual and expected returns, from our stores and our direct-to-consumer business, as well as gift card breakage.
(2)	Cost of products sold includes inbound freight, vendor discounts and rebates as well as cooperative promotional vendor income that does not pertain to incremental direct advertising costs. It also includes salary and facility expenses, such as depreciation and amortization, associated with our distribution and fulfillment center in Austin, Texas.
(3)	Store pre-opening expenses consist primarily of rent, marketing, payroll and recruiting costs related to the opening of new retail stores that are incurred prior to a new store opening.
(4)	During the first quarter of 2012, we recorded a $0.4 million charge for estimated lease termination costs associated with a store relocation which occurred in March of the current year. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

The following table presents consolidated net revenues by channel and comparable store sales percentage changes for the three-month periods ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011	$ Change	% Change
Comparable stores (1)	$71,003,319	$65,418,987	$5,584,332	8.5%
Non-comparable stores	5,320,700	1,252,165	4,068,535	324.9%

Total stores (2)	76,324,019	66,671,152	9,652,867	14.5%

Direct-to-consumer	12,152,121	12,752,769	(600,648)	-4.7%
International distributors and other (3)	1,979,928	2,091,116	(111,188)	-5.3%

Net revenues	$90,456,068	$81,515,037	$8,941,031	11.0%

(1)	We consider sales by a new store to be comparable commencing in the fourteenth month after the store was opened or acquired. We consider sales by a relocated store to be comparable if the relocated store is expected to serve a comparable customer base and there is not more than a 30-day period during which neither the original store nor the relocated store is closed for business. We consider sales by retail stores with modified layouts to be comparable. We consider sales by stores that are closed to be comparable in the period leading up to closure if they meet the qualifications of a comparable store and do not meet the qualifications to be classified as discontinued operations.
(2)	Included in total stores’ net revenues is $2.7 million and $4.5 million for the three months ended March 31, 2012 and April 2, 2011, respectively, related to sales transacted online and either picked up by the customer at our stores or shipped to the customer from one of our retail stores.
(3)	Consists of sales made through our international distributors and our distribution and fulfillment center near London, England, gift card breakage revenue and other miscellaneous revenue.

Three Months ended March 31, 2012 compared to Three Months ended April 2, 2011

Net Revenues. Net revenues increased 11.0% to $90.5 million for the three months ended March 31, 2012 from $81.5 million for the three months ended April 2, 2011. The increase was primarily due to a $9.7 million increase in our store revenues, partially offset by a $0.6 million decline in sales from our direct-to-consumer channel. Our comparable store revenues increased $5.6 million, or 8.5%, during fiscal 2012, as compared to fiscal 2011. In addition to an increase in sales among our existing retail locations, net revenues benefited from $4.1 million in sales associated with expansion of our store base. Retail revenue also benefited from an improvement in weather conditions and marketing initiatives targeted at our niche customer base. During the three months ended March 2012, golf rounds played, a leading indicator of golf participation tracked by Golf Datatech L.L.C., increased 22.0% compared to the same period in the previous year. The decline in revenue from our direct-to-consumer channel year-over-year is primarily attributable to sales decreases in clubmaking components and clubs. Internet sales also declined 3.5% due to a change in process for delivering clearance apparel from stores.

Gross Profit. Consolidated gross profit, as a percentage of net revenues, decreased to 33.5% for the three months ended March 31, 2012 from 33.6% for the three months ended April 2, 2011. Gross profits for the current period were primarily affected by a decline in merchandise margins of 0.8%, as percentage of net revenues, as compared to the first quarter of fiscal 2011. Margins during the first quarter of fiscal 2012 were also negatively impacted by clearance on apparel which was launched immediately following the holiday shopping season. This decrease in gross profits over the prior year was partially offset by an increase in the amount of vendor funding received in excess of direct advertising expenditures and a decrease in shipping and freight expense, as a percentage of net revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $33.6 million, or 10.5%, for the three months ended March 31, 2012 from $30.5 million for the three months ended April 2, 2011. As a percentage of net revenues, selling, general and administrative expenses decreased to 37.2% for fiscal 2012 from 37.4% for fiscal 2011. The increase in selling, general and administrative expenses over the previous year in absolute dollars primarily relates to five new stores, three of which opened in the current fiscal quarter, two store relocations and an increase in credit card fees of $0.5 million driven by an increase in sales over the previous year. The first quarter ended March 31, 2012, was also affected by an increase in chargebacks of approximately $0.4 million as a result of credit card processing complexities arising from our system conversion in the fourth quarter of fiscal 2011, partially offset by a $0.3 million reduction in our allowance of doubtful accounts that was recorded at as of December 31, 2011. In addition to these charges, selling, general and administrative expenses include $0.2 million in severance for a former executive and $0.2 million in expenses for legal and other professional services associated with the transaction as discussed under “Recent Developments.” (See also Note 8 to our unaudited condensed consolidated financial statements).

Store pre-opening. Store pre-opening expenses were $1.2 million and $0.3 million in each of the three-month periods ended March 31, 2012 and April 2, 2011, respectively. Fiscal 2012 reflects occupancy charges primarily related to ten new stores, three of which opened in the current quarter, one store relocation and two additional relocations which are scheduled to occur later in the year. The previous year consists primarily of occupancy charges related to three new store openings in fiscal 2011.

Lease termination charges. During the first quarter of 2012, we recorded a $0.4 million charge for estimated lease termination costs associated with a store relocation which occurred in March of the current year. (See Notes 6 and 7 to our unaudited condensed consolidated financial statements).

Interest expense . Interest expense consists primarily of interest incurred on borrowings under our Credit Facility. For the three months ended March 31, 2012, interest expense increased to $0.5 million from $0.4 million for the three months ended April 2, 2011. As a percentage of net revenues, interest expense remained constant year over year at 0.5%.

Other income (expense), net . There were minimal changes in other income (expense), net during the three months ended March 31, 2012 as compared to the three months ended April 2, 2011. Included in other income (expense), net are realized foreign currency exchange rate gains/losses and other miscellaneous income.

Income tax benefit. During the three-month periods ended March 31, 2012 and April 2, 2011, we recorded income tax benefits of approximately $1.7 million and $0.6 million on pre-tax losses of approximately $5.3 million and $3.7 million, respectively. Our benefit for income taxes reflects an effective tax rate of approximately of 31.5% and 16.8% for the three months ended March 31, 2012 and April 2, 2011, respectively. The increase in the effective tax rate, year over year, was driven primarily by the estimated deferred tax expense from the amortization of our indefinite-lived intangible assets. The amortization of indefinite-lived assets results in deferred tax expense and a deferred tax liability without a corresponding reduction in our valuation allowance. The income tax benefit for the periods differed from the amount which would have been recorded using the U.S. statutory tax rate of 34% primarily due to a change in our valuation allowances. See Note 3 of the notes to Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion.

Liquidity and Capital Resources

As of March 31, 2012, our primary sources of liquidity consisted of cash and cash equivalents totaling $8.7 million and $35.7 million of available borrowings under our Credit Facility which is more fully described in Note 4 of the notes to our unaudited condensed consolidated financial statements, included in this Form 10-Q. As of March 31, 2012, we had outstanding debt obligations under our Credit Facility of $54.3 million.

Historically, cash flows generated from operations and our borrowing capacity under our Credit Facility have allowed us to meet our cash requirements, including capital expenditures and working capital needs. In addition, future cash outflows related to new store openings, advertising, store remodels, and other expenditures have been adjusted and may need to be further adjusted accordingly from time to time in the future. For the remainder of fiscal 2012, we anticipate incurring approximately $6.2 million in capital expenditures, excluding tenant improvement allowances, related primarily to our new store openings, various store remodels and investments in our information technology infrastructure.

Also, additional expenses are being incurred in 2012 for legal and other professional services associated with the transaction as discussed under “Recent Developments.” (See also Note 8 to our unaudited condensed consolidated financial statements).

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

Cash Flows

	Three Months Ended
	March 31, 2012	April 2, 2011
Net cash provided by operating activities	$3,729,134	$2,315,911
Net cash used in investing activities	(10,103,199)	(4,447,422)
Net cash provided by financing activities	12,410,982	2,471,796
Effect of exchange rate changes on cash	10,221	2,494

Change in cash and cash equivalents	$6,047,138	$342,779

Operating Activities

Our cash flows from operations are seasonal. Operating activities provided $3.7 million and $2.3 million of cash for the three months ended March 31, 2012 and April 2, 2011, respectively. The increase in cash provided by operating activities during the three months ended March 31, 2012, as compared to the prior year, primarily reflects the timing of rent and other working capital requirements.

Investing Activities

Cash used in investing activities primarily relates to building out new stores, remodeling or relocating existing stores, purchasing information technology, as well as capital expenditures for our distribution facilities and corporate headquarters. Investing activities used $10.1 million and $4.5 million of cash for the three months ended March 31, 2012 and April 2, 2011, respectively. Cash was used during the current year quarter to build out ten new stores, three of which opened during the three months ended March 31, 2011, and to relocate two of our existing locations as part of our plan for fiscal 2012. Cash was used during the prior year quarter to build out two new stores and to remodel several of our existing locations.

Financing Activities

Financing activities provided $12.4 million and $2.5 million of cash for the three months ended March 31, 2012 and April 2, 2011, respectively. Cash flow from financing activities primarily relates to the net of borrowings and principal payments under our Credit Facility.

Indebtedness

As of March 31, 2012, we had approximately $54.3 million in aggregate indebtedness outstanding and $35.7 million in available borrowings under our Credit Facility, after giving effect to all reserves. At April 2, 2011, the Company had $42.9 million in aggregate indebtedness outstanding and $34.7 million in available borrowings under our Credit Facility, after giving effect to all reserves. As of December 31, 2011, we had approximately $41.9 million in aggregate indebtedness outstanding and $29.6 million in available borrowings under our credit facility, after giving effect to all reserves.

Our Credit Facility contains customary affirmative covenants regarding, among other things, the delivery of financial and other information to the lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of our existing business. The Credit Facility also contains certain customary negative covenants that limit the ability of the Credit Parties (as defined in Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements) to, among other things, create liens, make investments, enter into transactions with affiliates, incur debt, acquire or dispose of assets, including merging with another entity, enter into sale-leaseback transactions, and make certain restricted payments. As of March 31, 2012, we were in compliance with all applicable covenants. See Note 4 of the notes to our Unaudited Condensed Consolidated Financial Statements for further discussion of the terms of our Credit Facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined by the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 1 of our Audited Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on March 30, 2012. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. These estimates are subject to an inherent degree of uncertainty. We have chosen accounting policies that we believe are appropriate to report accurately and fairly (in accordance with Generally Accepted Accounting Principles), our operating results and financial position, and we apply those accounting policies in a consistent manner. Our critical accounting policies have not changed significantly since the filing of our Annual Report.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2012. The adoption of ASU 2011-05 has had no impact on our statements of financial position, operations or cash flows.

May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 became effective for us in our first quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 has had no impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Martin E. Hanaka

31.2	Rule 13a-14(a)/15d-14(a) Certification of Sue E. Gove

32.1	Certification of Martin E. Hanaka Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

32.2	Certification of Sue E. Gove Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL information is furnished, not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOLFSMITH INTERNATIONAL HOLDINGS, INC.

By:	/s/ Martin E. Hanaka
Martin E. Hanaka
Chairman and Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)
Date: May 15, 2012

By:	/s/ Sue E. Gove
Sue E. Gove
President, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)
Date: May 15, 2012